Form 10-Q
period 1996-03-31
PLASMA & MATERIALS TECHNOLOGIES INC
filed 1996-05-15
CIK 868326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q


[Mark one]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

     Commission File Number:  0-26482

                     PLASMA & MATERIALS TECHNOLOGIES, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            California                                      95-4054321
- - -------------------------------                    ----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation or organization)                               number)


              9255 Deering Avenue, Chatsworth, California  91311
- - --------------------------------------------------------------------------------
             (Address of principle executive offices)   (Zip Code)

                                (818) 886-8000
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- - --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No  ______
                                             -----

As of March 31, 1996, the total number of outstanding shares of the Registrant's common stock was 8,669,660.

                     Plasma & Materials Technologies, Inc.


                                                                           Page
                                     INDEX                                Number
- - --------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at March 31,
               1996 (unaudited) and December 31, 1995                        3

            Unaudited Condensed Consolidated Statements of Operations
               for the Three Months ended March 31, 1996 and 1995
               (unaudited)                                                   4

            Unaudited Condensed Consolidated Statements of Cash Flows
               for the Three Months ended March 31, 1996 and 1995
               (unaudited)                                                   5

            Notes to Condensed Consolidated Financial Statements             6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        8

PART II.    OTHER INFORMATION                                               11

SIGNATURE PAGE                                                              12

EXHIBITS                                                                    13

                     Plasma & Materials Technologies, Inc.

                 ITEM 1 - CONDENSED CONSOLIDATED BALANCE SHEETS
                 ----------------------------------------------

                                             MARCH 31,     DECEMBER 31,
                                               1996          1995 (1)
                                           -------------   -------------
                                           (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents.............    $11,978,554     $24,770,363
  Short-term investments................     20,152,465      13,992,109
  Accounts receivable...................     13,800,653       8,423,272
  Inventories...........................      9,466,898       5,453,835
  Demonstration inventory...............      1,954,553       1,367,233
  Prepaid expenses......................        400,685         223,970
                                            -----------     -----------
         Total current assets...........     57,753,808      54,230,782

Property, equipment and leasehold
 improvements, net of accumulated
 depreciation and amortization..........      4,754,754       4,576,043

Other assets............................        326,083         486,182
                                            -----------     -----------

Total assets............................    $62,834,645     $59,293,007
                                            ===========     ===========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses.    $ 6,230,456     $ 4,023,705
  Warranty expense......................        629,745         449,295
  Accrued salaries and related
   liabilities..........................        205,486         228,998
  Current portion of capital lease
   obligations..........................        508,153         491,561
                                            -----------     -----------
         Total current liabilities......      7,573,840       5,193,559

Capital lease obligations, less current
 portion................................        557,126         686,230

Commitments and contingencies

Shareholders' equity:
  Preferred Stock undesignated
    Authorized shares - 20,000,000
    Issued and outstanding - None
  Convertible Preferred Stock (Series A
   and B), no par value
    Authorized shares -- None
    Issued and outstanding -- None
  Common Stock, no par value:
    Authorized shares -- 16,666,666
    Issued and outstanding -- 8,669,660
     at March 31, 1996 and 8,659,843 at
     December 31, 1995..................     61,008,443      60,975,483
  Accumulated deficit...................     (6,304,764)     (7,562,265)
                                            -----------     -----------
Total shareholders' equity..............     54,703,679      53,413,218
                                            -----------     -----------
Total liabilities and shareholders'         $62,834,645     $59,293,007
 equity.................................    ===========     ===========

(1) The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

See notes to condensed consolidated financial statements.

                     Plasma & Materials Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          -----------------------------------------------------------

                                               THREE MONTHS ENDED
                                           ---------------------------
                                            MARCH 31,      MARCH 31,
                                              1996           1995
                                           -----------   -------------
Revenues:
 Product sales..........................    $7,753,229    $ 1,615,419
 License revenues.......................            --        400,000
                                           -----------    -----------
                                             7,753,229      2,015,419

Costs and expenses:
 Cost of goods sold.....................     3,748,242        924,105
 Research and development...............     1,356,621        957,219
 Selling, general and administrative....     1,821,088      1,419,281
                                            ----------    -----------
                                             6,925,951      3,300,605
                                            ----------    -----------
                                               827,278     (1,285,186)

Other:
 Interest income (expense), net.........       438,196        (57,671)
                                            ----------    -----------

Income (loss) before income tax
 provision..............................     1,265,474     (1,342,857)

Income tax provision....................         7,973             --
                                            ----------   ------------

Net income (loss).......................    $1,257,501    $(1,342,857)
                                            ==========    ===========

Net income (loss) per share:
 Primary................................         $0.14         $(0.27)
                                            ==========    ===========

See notes to condensed consolidated financial statements.

                     Plasma & Materials Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -----------------------------------------------------------

                                                   THREE MONTHS ENDED
                                              -------------------------------
                                               MARCH 31,            MARCH 31,
                                                 1996                 1995
                                              -------------       -----------
OPERATING ACTIVITIES
Net income (loss).......................      $  1,257,501        $(1,342,857)
Adjustments to reconcile net income
 (loss) to net cash used in operating
   activities:
    Depreciation and amortization.......           355,505            295,495
    Changes in operating assets and
     liabilities:
      Accounts receivable...............        (5,377,382)           (61,903)
      Inventories.......................        (4,013,063)          (407,872)
      Demonstration inventory...........          (587,321)            54,394
      Prepaid expenses..................          (176,715)             3,824
      Accounts payable and other
       accrued expenses.................         2,363,689           (625,037)
                                              ------------        -----------
Net cash used in operating activities...        (6,177,786)        (2,083,956)

INVESTING ACTIVITIES
Purchases of property, equipment and
 leasehold improvements.................          (534,216)          (100,545)
Proceeds from sales of short-term
 investments............................         1,956,214                 --
Purchases of short-term investments.....        (8,116,569)                --
Other assets............................           160,099             22,538
                                              ------------        -----------
Net cash used in investing activities...        (6,534,472)           (78,007)

FINANCING ACTIVITIES
Proceeds from sale of Common Stock......            32,961                 --
Payments on capital lease obligations...          (112,512)          (137,524)
                                              ------------        -----------
Net cash used in financing activities...           (79,551)          (137,524)
                                              ------------        -----------

Net decrease in cash and cash
 equivalents............................       (12,791,809)        (2,299,487)
Cash and cash equivalents at beginning
 of period..............................        24,770,363          3,563,753
                                              ------------        -----------
Cash and cash equivalents at end of
 period.................................      $ 11,978,554        $ 1,264,266
                                              ============        ===========

See notes to condensed consolidated financial statements.

                     Plasma & Materials Technologies, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

                                 MARCH 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following:

                              MARCH 31,     DECEMBER 31,
                                 1996           1995
                             ------------   ------------

Components................    $ 5,138,257     $3,774,458
Work in process...........      4,175,369      1,611,382
Finished goods............        153,272         67,995
                              -----------     ----------

                                9,466,898      5,453,835

Demonstration inventory...      1,954,553      1,367,233
                              -----------     ----------

                              $11,421,452     $6,821,068
                              ===========     ==========

Demonstration inventory represents completed systems at certain strategic customer sites, "Beta Sites". The Company provides these demonstration systems at no charge for a specified evaluation period. All operating costs incurred during the evaluation period are paid by the customer. At the conclusion of the agreed upon evaluation period, providing the equipment performs to specifications, management expects that the customer will purchase the system.

NOTE C - PMT CVD PARTNERS, L.P.

On March 29, 1996, the Company entered into a number of agreements with PMT CVD Partners, L.P. (the "Limited Partnership") and the limited partners thereof (the "Limited Partners"). The Limited Partnership was formed to fund research and development costs and expenses relating to chemical vapor deposition ("CVD") technology and applications. An aggregate of approximately $5,350,000 is available to the Limited Partnership to fund such research and development efforts. PMT has agreed to provide certain personnel to the Limited Partnership to perform such research and development activities.

PMT will be paid for such services at an amount equal to its actual direct costs, as defined, plus a stated percentage of such costs. During the quarter ended March 31, 1996, the amount of research and development costs incurred with respect to CVD technology and applications was $389,078. PMT is

                     Plasma & Materials Technologies, Inc.

obligated to pay stated royalties to the Limited Partnership on sales of related products, and the royalty percentage will vary based on the geographic location of the sale. There is no provision for royalty payments to the Limited Partners in fiscal 1996.

PMT has been granted an exclusive option to purchase all of the Limited Partners' interest in the Limited Partnership, based on an established purchase price formula. PMT may exercise such option at its sole discretion.

NOTE D - IMPACT ON FINANCIAL STATEMENTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), which will be effective for the Company's fiscal year ending December 31, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are presented and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996 and there was no material effect on the financial statements of the Company.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Awards of Stock-Based Compensation to Employees ("SFAS No. 123"), which will be effective for the Company's fiscal year ending December 31, 1996. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting requirements of SFAS No. 123. The Company adopted the annual disclosure requirements of SFAS No. 123 in the first quarter of 1996, but will elect to continue to measure compensation costs following present accounting rules under APB No. 25.

NOTE E - INCOME TAXES

The provision for income taxes at March 31, 1996 differs from the statutory federal rate of 35% due to the reduction of the valuation allowance attributed to the utilization of the net operating loss carryforwards.

NOTE F - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive, and common equivalent shares from the redeemable convertible Preferred Stock and convertible Preferred Stock which converted into Common Stock in connection with the Company's Initial Public Offering are included as if converted at the original date of issuance, even though inclusion is anti-dilutive, for the three months ended March 31, 1995. Pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the Initial Public Offering price of $14.00 per share during the twelve-month period prior to the offering (cheap stock) have been included in the calculation as if they were outstanding for the three months ended March 31, 1995 (using the treasury stock method at the Initial Public Offering price of $14.00 per share and the if-converted method for redeemable convertible Preferred Stock and convertible Preferred Stock). For the three months ended March 31, 1996, such cheap stock shares were not included in the calculation.

                     Plasma & Materials Technologies, Inc.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


This Management's Discussion and Analysis in Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements are set forth in paragraph 3 of Revenues and paragraphs 1 and 3 of Liquidity and Capital Resources.


OVERVIEW

During the first quarter of fiscal 1996, Plasma & Materials Technologies, Inc. ("PMT" or the "Company") reported record net revenues of $7.8 million. In addition, the Company recorded net income of $1.3 million.

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of revenues for the period indicated.

                                              Three months ended
                                           ------------------------
                                           March 31,     March 31,
                                              1996         1995
                                           ----------   -----------
Revenues................................       100.0%       100.0%
Cost of sales...........................        48.3%        45.9%
                                               -----        -----
 Gross profit...........................        51.7%        54.1%

Operating expenses:
 Research and development...............        17.5%        47.5%
 Selling, general and administrative....        23.5%        70.4%
                                               -----        -----
 Total operating expenses...............        41.0%       117.9%
                                               -----        -----
Income (loss) from operations                   10.7%       (63.8%)
Interest income (expense), net..........         5.7%        (2.9%)
                                               -----        -----
Income (loss) before income tax
 provision..............................        16.4%       (66.7%)
Income tax provision....................         0.1%          --%
                                               -----    ---------
Net income (loss).......................        16.3%       (66.7%)
                                               =====        =====

Revenues

Revenues for the first quarter of fiscal 1996 increased 285% to $7.8 million compared to $2.0 million for the first quarter of fiscal 1995. Such increase in revenues resulted from the shipment of four of the Company's PINNACLE 8000(R) and PINNACLE 8000R(R) systems and four MORI(TM) sources compared to one process module and six MORI(TM) sources shipped in the first quarter of fiscal 1995.

International sales, which are predominately to customers based in Japan and Korea, accounted for 53% and 37% of net revenues for the first quarters of fiscal years 1996 and 1995, respectively.

The Company received no license revenues in the first quarter of fiscal 1996, compared to $400,000 for the first quarter of fiscal 1995, because all of the past license agreements the Company had entered into were fully paid prior to 1996. The Company does not anticipate the receipt of any additional license revenues in the next twelve months. However, the Company may enter into additional license agreements as it deems appropriate in order to broaden the applications of its MORI(TM) technology, or to improve the Company's market penetration.

                     Plasma & Materials Technologies, Inc.

Gross Margin on Product Sales

The Company's gross margin on product sales increased to 52% for the first quarter of fiscal 1996 as compared to 43% for the first quarter of fiscal 1995. The improved margin is attributable principally to the higher sales volume which resulted in increased production efficiencies.

Research and Development

Research and development expenses for the first quarter of fiscal 1996 were $1.4 million, or 18% of net revenues compared to $1.0 million, or 48% of net revenues, for the first quarter of fiscal 1995. As the Company's revenue increased, these expenses became a smaller percentage of net revenues. The dollar increases in expenses are attributable principally to the continued expansion of the Company's proprietary plasma source technology to develop new processes for advanced etch requirements.

During March 1996, the Company entered into an agreement with a Company-sponsored limited partnership, owned principally by other investors, for the development and distribution of an intermetal dielectric CVD system based on PMT's technology. (See Note C of "Notes to Condensed Consolidated Financial Statements".) Under the agreement, the Company is paid by the partnership for research and development services rendered to the partnership. Approximately $389,000 was charged to the partnership and credited against the Company's research and development charges incurred during the first quarter of fiscal 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 1996 were $1.8 million, or 24% of net revenues, compared to $1.4 million, or 70% of net revenues, for the first quarter of fiscal 1995. The increased expense was due primarily to the Company's Korean subsidiary's need to hire additional employees in order to comply with the Korean semiconductor manufacturers' requirements of having direct local representation for sales and support.

Income Taxes Provision

The Company paid a nominal amount of Federal and State income taxes for the first quarter of fiscal 1996. In addition, a nominal amount of income tax was paid by the Company's Korean subsidiary. The Company paid no income tax for the first quarter of fiscal 1995 due to the Company's loss position at the end of this period. The provision for income taxes at March 31, 1996 differs from the statutory federal rate of 35% due to the reduction of the valuation allowance attributed to the utilization of the net operating loss carryforwards. The Company has a net operating loss and credit carryforward that could be applied against future income but is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had $32.1 million in cash, cash equivalents and short-term investments, compared to $38.8 million at December 31, 1995. This $6.7 million decrease was primarily due to increases in inventory and accounts receivable, partially offset by cash provided by the increase in accounts payable. Other uses of cash included the investment of $534,216 for purchases of capitalizable lab equipment. Capital expenditures are expected to increase in fiscal 1996, in addition to the continued investment in the inventory of demonstration evaluation systems placed at customer sites.

In March 1996, the Company sponsored a partnership with certain third-party investors to fund research and development costs and expenses relating to CVD technology and applications. Third-party investors invested an aggregate of approximately $5,350,000 in the partnership, which aggregate amount is

                     Plasma & Materials Technologies, Inc.

available to fund such costs and expenses. See "Research and Development" and Note C to "Notes to Condensed Consolidated Financial Statements."

The Company believes that cash generated from operations, together with the existing cash, cash equivalents, short-term investments and borrowings under existing bank lines should be sufficient to support its operations through at least December 31, 1996.

                     Plasma & Materials Technologies, Inc.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)  The following exhibits are included herein:

Exhibit
Number                             Description
- - -------                            -----------
10.13      Agreement of Limited Partnership of PMT CVD Partners, L.P., dated as of March 29, 1996, entered into between CVD, Inc. and the limited partners listed therein.

11.1       Computation of Per Share Earnings

27.1       Financial Statement Data

                     Plasma & Materials Technologies, Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLASMA & MATERIALS TECHNOLOGIES, INC.



Date May 15, 1996                          /s/ John W. La Valle
     --------------------                  -------------------------------------
                                           John W. La Valle
                                           Vice President, Chief Financial
                                             Officer and Secretary

                     Plasma & Materials Technologies, Inc.

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                                  Page
Number                           Description                            Number
- - -------                          -----------                            ------
10.13        Agreement of Limited Partnership of PMT CVD Partners,
             L.P., dated as of March 29, 1996, entered into between
             CVD, Inc. and the limited partners listed therein.......

11.1         Computation of Per Share Earnings.......................

27.1         Financial Statement Data................................