Form 10-K/A
period 1995-12-31
PLASMA & MATERIALS TECHNOLOGIES INC
filed 1996-05-28
CIK 868326

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995      COMMISSION FILE NUMBER: 0-26482

                               ----------------

                     PLASMA & MATERIALS TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                             95-4054321
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

               9255 DEERING AVENUE, CHATSWORTH, CALIFORNIA 91311
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (818) 886-8000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                TITLE OF EACH CLASS: COMMON STOCK, NO PAR VALUE

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 15, 1996, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $59,477,197. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 15, 1996, the Registrant had outstanding 8,648,609 shares of Common Stock.


                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  This amendment is filed in order to include the information required under Items 10, 11, 12, and 13 of Form 10-K inasmuch as a definitive proxy statement for the Registrant's 1996 Annual Meeting of Shareholders will not have been filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year.

  The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth in the pages attached hereto:

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information concerning the Company's directors and executive officers:

          NAME             AGE                       POSITION
          ----             ---                       --------
   Dr. Gregor A. Campbell  36  Director, President and Chief Executive Officer
   John A. Rollwagen (1)   55  Director and Chairman of the Board
   James F. Marshall       46  Executive Vice President and Chief Operating Officer
   Harvey J. Frye          43  Vice President, Sales & Marketing
   John W. LaValle         39  Vice President, Chief Financial Officer and Secretary
   Steve Rhoades           35  Vice President, Engineering
   Dr. David J. Hemker     33  Vice President, Technology
   Robert J. Snyder        54  Vice President, Operations
   Craig S. Montesanti     36  Director of Finance and Administration
   Brian D. Jacobs (1)     34  Director
   G. Bradford Jones (2)   41  Director
   Charles Thompson (2)    66  Director
   Hiroyuki Mizuno, Ph.D.  67  Director

- --------
(1) Member of Audit Committee
(2) Member of Compensation Committee

  Dr. Campbell is a founder of PMT, and has been a director since PMT was formed in 1985. Dr. Campbell has been the President and Chief Executive Officer of PMT since 1988. Dr. Campbell also served as the Company's Secretary from August to December 1994.

  Mr. Rollwagen joined PMT's board of directors as Chairman in December 1993. From August 1975 to January 1993, Mr. Rollwagen served in various executive positions at Cray Research, Inc. Mr. Rollwagen became President of Cray Research in 1977 and Chairman and Chief Executive Officer in 1981. Mr. Rollwagen also currently serves as a senior advisor to St. Paul Venture Capital, Inc. ("St. Paul Venture Capital") and as a director of Computer Network Technology, Inc.

  Mr. Marshall joined PMT in February 1992 as Senior Vice President, Operations, and became Executive Vice President and Chief Operating Officer in June 1993. From January 1991 to February 1992, Mr. Marshall served as the Chief Operating Officer of the Thermco Systems Division of Silicon Valley Group Inc.

  Mr. Frye joined PMT in June 1994 as Vice President, Sales, and became Vice President, Sales & Marketing in May 1995. Prior to joining PMT, Mr. Frye served as Vice President of Fab Product Sales for KLA Instruments Corp. from March 1993 to June 1994, and was Vice President, Sales for KLA Instruments Corp.'s Wafer Inspection Division from June 1986 to March 1993.

  Mr. LaValle joined PMT in November 1994 as Vice President and Chief Financial Officer, and became Secretary in December 1994. Before joining PMT, Mr. LaValle served from September 1989 to November 1994 as Vice President, Chief Financial Officer and Secretary of Superconductor Technologies, Inc.

  Mr. Rhoades joined PMT in October 1993, and became Vice President, Engineering in May 1995. From March 1990 to October 1993, Mr. Rhoades was employed by Applied Materials, where he managed metal etch process development.

  Dr. Hemker joined PMT in August 1993, and became Vice President, Technology in May 1995. From April 1989 to August 1993, Dr. Hemker was a member of the technical staff at Applied Materials.

  Mr. Snyder joined PMT in March 1996 as Vice President of Operations. Before joining PMT, Mr. Snyder served from September 1992 to December 1995 as Vice President and General Manager of two divisions of Joslyn Corporation, Air Dry Corporation and ADK Pressure Equipment Corporation, and was President of Ultranautics from December 1990 to September 1992.

  Mr. Montesanti joined PMT in February 1991 as Director of Finance and Administration. Before joining PMT, Mr. Montesanti served from February 1983 to February 1991 as Assistant Controller of Ioptex Research Inc.

  Mr. Jacobs has served as a director of the Company since March 1993. Mr. Jacobs is currently an executive vice president of St. Paul Venture Capital, which he joined in June 1992. From June 1989 to June 1992, Mr. Jacobs was a senior associate with the Security Pacific Venture Capital Group. Mr. Jacobs also serves as a director of Cardiometrics, Inc. and several private corporations.

  Mr. Jones has served as a director of the Company since August 1990. Mr. Jones is currently a general partner in the firm of Brentwood Associates, which he joined in 1981. Mr. Jones also serves as a director of Interpore International, ISOCOR and Onyx Acceptance Corporation. Mr. Jones is also a director of several privately-held companies.

  Mr. Thompson was elected as a director of the Company in April 1996. Mr. Thompson retired January 1, 1996 as Senior Vice President and Director of Worldwide Marketing at Motorola Semiconductor, which he joined in 1969.

  Dr. Mizuno was elected as a director of the Company in April 1996. Dr. Mizuno is currently the Distinguished Technology Advisor at Matsushita Electric Industrial Co., Ltd. ("Matsushita") in Osaka, Japan. Dr. Mizuno joined the Matsushita group of companies in 1952 and has served Matsushita and its related companies in a number of senior management positions. Until June of 1994, Dr. Mizuno served as Executive Vice President and as a Senior Member of the Board of Directors of Matsushita. Dr. Mizuno also served as Director of the New Media Development Association in Japan from April 1991 to March 1993 and as Chairman of the Institute of Television Engineers of Japan from June 1982 to May 1993.

  All directors hold office until the next annual meeting of shareholders or until their successors have been qualified and duly elected. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors and executive officers of the Company.

  Mr. Jacobs was elected as a director of the Company in accordance with an agreement, among certain holders of the Company's Common Stock, to vote their shares for the election of one person nominated by each of Norwest Equity Partners V (Mr. Hall, resigned), St. Paul Fire and Marine Insurance Company (Mr. Jacobs) and Innocal L.P. (Mr. Robelen, resigned). This voting agreement terminated in June 1995.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Insiders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5s were required for those persons, the Company believes that its Insiders complied with all applicable Section 16 filing requirements for 1995, with the exception of (i) G. Bradford Jones and Brian D. Jacobs, who each filed a Form 5 in February 1996 to reflect each person's receipt of a stock option grant in June 1995 prior to the date upon which the Company's Registration Statement on Form S-1 became effective (ii) and St. Paul Fire and Marine Insurance Company ("St. Paul"), which filed a Form 5 in February 1996 to reflect its indirect acquisition of the same stock option grant attributed to Mr. Jacobs described above as a result of an agreement between Mr. Jacobs and St. Paul whereby ownership of the Common Stock underlying such stock option grant will be transferred to St. Paul upon exercise of such option by Mr. Jacobs.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

  The following table sets forth all compensation received for services rendered to the Company in all capacities, for the year ended December 31, 1995 and the ten months ended December 31, 1994, by (i) the Company's Chief Executive Officer and (ii) each of the other four most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1995 and whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                       LONG-TERM
                                                      COMPENSATION
                                    COMPENSATION         AWARDS
                                 ------------------ ----------------
                                                       SECURITIES
  NAME AND PRINCIPAL     FISCAL                        UNDERLYING       ALL OTHER
  POSITION               YEAR(1) SALARY($) BONUS($) STOCK OPTIONS(#) COMPENSATION($)
  ------------------     ------- --------- -------- ---------------- ---------------
Dr. Gregor A. Campbell    1995   $160,000  $36,708       96,666(6)       $   779(2)
 President and Chief      1994    135,383   25,000          --               185(2)
 Executive Officer
John A. Rollwagon(3)      1995    100,000      --        73,333              --
 Director and Chairman    1994     44,000      --           --               --
 of the Board
James F. Marshall         1995    140,001      339       30,000(6)           174(2)
 Executive Vice           1994    118,462   25,000          --               119(2)
 President and
 Chief Operating Officer
John W. LaValle           1995    120,000      173       20,000(6)            66(2)
 Vice President, Chief    1994     11,538      --        36,667              --
 Financial Officer
 and Secretary
Harvey J. Frye            1995    140,000      256       30,000(6)        35,802(4)
 Vice President, Sales &  1994     82,385   10,000       45,000           10,760(5)
 Marketing

- --------
(1) During 1994, the Company changed its fiscal year end from the last day of February to December 31. Consequently, compensation information presented in this table for 1994 is for a ten-month period only.
(2) This amount represents premiums paid by the Company for life insurance of which the officer is the beneficiary.
(3) In June 1995, Mr. Rollwagen agreed to increase his duties as Chairman of the Board to a half-time basis, and in exchange therefor, the Company agreed to pay him an annual salary of $144,000 as well as to pay for certain expenses. See "Director Compensation" below.
(4) Of this amount, (i) $30,000 represents reimbursement for relocation expenses, (ii) $102 represents premiums paid by the Company for life insurance of which the officer is the beneficiary and (iii) $5,700 represents a car allowance.
(5) Of this amount, (i) $7,170 represents reimbursement of relocation expenses, (ii) $82 represents premiums paid by the Company for life insurance of which the officer is the beneficiary and (iii) $3,508 represents a car allowance.
(6) Does not include stock options of 18,000, 12,000, 7,000 and 7,000 to purchase shares of Common Stock at $8.875 per share that were granted to Dr. Campbell and Messrs. Marshall, LaValle and Frye, respectively, in January 1996.

  The Company currently has no employment contracts with any of the Named Executive Officers. However, upon the dissolution or liquidation of the Company or upon any reorganization, merger or consolidation in which the Company does not survive, the Company's 1991 Stock Option Plan, as briefly described below, and each outstanding option granted thereunder shall terminate provided that each optionee to whom no substitute option has been tendered in any such transaction by the surviving corporation shall have the right to exercise in whole or in part any unexpired option or options issued to him or her, without regard to the vesting provisions thereof.

1991 STOCK OPTION PLAN

  The Company's Nonqualified 1991 Stock Option Plan (the "Option Plan") provides for the granting of either incentive stock options or non-statutory stock options to specified employees, directors, consultants and advisers of the Company. The Option Plan is administered by the Compensation Committee of the Board of Directors.

  The exercise price of the stock options granted under the Option Plan must be equal to at least the fair market value of the stock subject to the option on the date of the grant (or 110% with respect to holders of more than 10% of the voting power of the Company's outstanding Common Stock). Options granted under the Option Plan are non-transferable and generally expire thirty days after the termination of an optionee's service to the Company.

  Subsequent to December 31, 1995, the Board of Directors voted to amend the Option Plan in the following manner: (i) to increase the number of shares subject to options granted under the Option Plan from 900,000 to 1,300,000,
(ii) to ensure compliance by the Option Plan with Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and in conjunction therewith, to provide the granting of "formula grants" to outside directors and (iii) to conform to the requirements of Section 162(m) of the Internal Revenue Code, as amended. Such proposed amendments are subject to shareholder approval and shall be submitted to such a vote at the Company's 1996 Annual Meeting of Shareholders.

DIRECTOR COMPENSATION

  The Company's directors do not currently receive any cash compensation for service on the Board of Directors or any committee thereof, but outside directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings.

  In addition, in June 1995 the Compensation Committee approved the grant to each of Messrs. Jacobs and Jones of an option to purchase 8,333 shares of the Company's Common Stock at an exercise price of $6.30 per share, which option vests in equal annual increments over a five-year period following their date of grant, subject to such individual's continued service as a director of the Company.

  In June 1995, Mr. Rollwagen agreed to increase his duties as the Chairman of the Board of the Company to a half-time basis. In consideration therefor, the Company agreed to pay Mr. Rollwagen an annual salary of $144,000, with an additional bonus payable in the future at the Board's discretion, to pay Mr. Rollwagen's one-time expenses of $15,000, and to pay Mr. Rollwagen's yearly expenses in an amount up to $111,600 per year. In addition, in June 1995 the Compensation Committee approved the grant to Mr. Rollwagen of an option to purchase 73,333 shares of Common Stock of the company at a exercise price of $6.30 per share. Mr. Rollwagen's option vests in equal annual increments over a five-year period following the grant date, except that the Board of Directors had the discretion to accelerate the vesting of 6,667 of such options based upon the future performance of the Company. In January 1996, the Board of Directors voted to accelerate the vesting of such 6,667 options in accordance with the terms of the grant.

STOCK OPTION GRANTS

  The following table sets forth each grant of stock options made during the year ended December 31, 1995 to each of the Named Executive Officers. No stock appreciation rights ("SARs") were granted during such period to such persons.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                            POTENTIAL
                                                                        REALIZABLE VALUE
                                                                        AT ASSUMED ANNUAL
                                                                         RATES OF STOCK
                                                                              PRICE
                                                                        APPRECIATION FOR
                                       INDIVIDUAL GRANTS                 OPTION TERM(2)
                         ---------------------------------------------- -----------------
                         NUMBER OF    PERCENT OF
                         SECURITIES  TOTAL OPTIONS
                         UNDERLYING   GRANTED TO   EXERCISE
                          OPTIONS    EMPLOYEES IN    PRICE   EXPIRATION
       NAME              GRANTED(#)    PERIOD(%)   ($/SH)(1)    DATE       5%      10%
       ----              ----------  ------------- --------- ---------- -------- --------
Dr. Gregor A. Campbell..   96,666(3)     24.6%       $6.30   06/02/2005 $383,667 $968,303
John A. Rollwagen.......   73,333(3)     18.7         6.30   06/02/2005  291,059  734,577
James F. Marshall.......   20,000(3)      5.1         6.30   06/02/2005   79,380  200,340
                           10,000(4)      2.5         1.65   05/11/2005   10,395   26,235
John W. LaValle.........   20,000(3)      5.1         6.30   06/02/2005   79,380  200,340
Harvey J. Frye..........   20,000(3)      5.1         6.30   06/02/2005   79,380  200,340
                           10,000(4)      2.5         1.65   05/11/2005   10,395   26,235

- --------
(1) Represents the fair market value of the underlying shares of Common Stock at the time of grant.
(2) Represents the value of the shares of Common Stock issuable upon the exercise of the option, assuming the stated rates of price appreciation for ten years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. Such annual rates of appreciation are for illustrative purposes only, are based on requirements of the Commission and do not reflect the Company's estimate of future stock appreciation. No assurance can be given that such rates of appreciation will be achieved.
(3) Represents stock options which vest in equal annual increments of 20% over a five-year period following their date of grant, June 2, 1995, except that the Board of Directors may, at its discretion, accelerate the vesting of 33 1/3% of such options based upon the future performance of the Company. In January 1996, the Board of Directors accelerated the vesting of such 33 1/3% of the options in accordance with the terms of the grant.
(4) Represents stock options which vest in equal annual increments of 20% following their date of grant, May 11, 1995.

AGGREGATED STOCK OPTION EXERCISES IN FISCAL YEAR 1995 AND FISCAL YEAR-END OPTION VALUES

  The following table sets forth the number and value of shares acquired upon exercise of stock options during the Company's fiscal year ended December 31, 1995 and of the exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 1995.

                                                   NUMBER OF
                                                  UNEXERCISED
                                                  OPTIONS AT     VALUE OF UNEXERCISED
                                                    FISCAL       IN-THE-MONEY OPTIONS
                           SHARES                 YEAR-END(#)  AT FISCAL YEAR-END($)(1)
                         ACQUIRED ON    VALUE    EXERCISABLE/        EXERCISABLE/
    NAME                 EXERCISE(#) REALIZED($) UNEXERCISABLE      UNEXERCISABLE
    ----                 ----------- ----------- ------------- ------------------------
Dr. Gregor A. Campbell..      --           --         0/96,666         $0/$477,497
John A. Rollwagen.......      --           --     9,333/87,333      95,197/505,798
James F. Marshall.......      --           --    28,666/68,000     292,393/582,600
John W. LaValle.........    7,333      $74,797        0/49,334           0/398,207
Harvey J. Frye..........      --           --     9,000/66,000      91,800/562,200

- --------
(1) These values are calculated using the December 29, 1995 closing price of Common Stock on The Nasdaq National Market of $11.25 per share, less the exercise price of the options, multiplied by the number of shares to which the option relates.

  In addition, in January 1996 the Board of Directors of the Company granted options to purchase an aggregate of 153,850 shares of Common Stock, at a purchase price of $8.875 per share, to a total of 75 employees of the Company, including the President and Chief Executive Officer and other Named Executive Officers. See Footnote 6 to the "Summary Compensation Table" above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") consisted of Messrs. Rollwagen, Jones and Robelen during the fiscal year ended December 31, 1995. Mr. Robelen resigned as a director of the Company and a member of the Compensation Committee effective April 24, 1996. Mr. Rollwagen resigned from the Compensation Committee effective April 24, 1996. Simultaneously with such resignations from the Compensation Committee, the Board of Directors voted to reduce the number of members of the Compensation Committee from three to two. On April 24, 1996, Mr. Thompson filled the remaining vacancy on the Compensation Committee.

  Other than Mr. Rollwagen, the Company's Chairman of the Board, none of these individuals was at any time during the fiscal year ended December 31, 1995 or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any other entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee. See "Director Compensation" above regarding the payment of a salary and granting of a stock option to Mr. Rollwagen during the 1995 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 15, 1996 by (i) each person (or group or affiliated persons) who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer and each of the other Named Executive Officers and (iv) the Company's directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                                                           SHARES
                                                        BENEFICIALLY PERCENT OF
      NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNED      CLASS(1)
      ------------------------------------              ------------ ----------
   St. Paul Venture Capital, Inc.(2)...................  1,047,399      12.0%
    500 Normandale Lake Boulevard, Suite 1940
    Bloomington, MN 55437
   Brentwood Associates(3).............................    855,102       9.8
    11150 Santa Monica Boulevard, Suite 1200
    Los Angeles, CA 90025
   SBIC Partners, L.P.(4)..............................    638,604       7.4
    201 Main Street, Suite 2302
    Fort Worth, Texas 76102
   Norwest Venture Capital Management, Inc.(5).........    603,898       7.0
    3000 Sand Hill Road, Building 3, Suite 5
    Menlo Park, CA 94025
   Innocal L.P.(6).....................................    534,484       6.2
    600 Anton Boulevard, Suite 1270
    Costa Mesa, CA 92626
   Gregor A. Campbell(7)...............................    434,277       5.0
   John A. Rollwagen(8)................................    100,284       1.2
   James F. Marshall(9)................................     51,332        *
   Harvey J. Frye(10)..................................     20,334        *
   John W. LaValle(11).................................     16,667        *
   Brian D. Jacobs(2)..................................  1,047,399      12.0
   G. Bradford Jones(12)...............................    856,768       9.8
   All current directors and executive officers as a
    group (13 persons)(13).............................  2,562,826      28.7%

- --------
  * Less than 1%.
 (1) Percent ownership is based on the number of shares of Common Stock outstanding as of April 15, 1996, which number was 8,669,984 shares, plus any shares issuable pursuant to options or warrants held by the person or class in question which may be exercised within 60 days after April 15, 1996.
 (2) Represents 1,001,289 shares held by St. Paul Fire and Marine Insurance Company ("St. Paul"), and also includes 44,444 shares issuable under warrants held by St. Paul that are exercisable within sixty days of April 15, 1996. Also includes 1,666 shares issuable under stock options, held by Mr. Jacobs, exercisable within 60 days of April 15, 1996. Pursuant to an agreement between Mr. Jacobs and St. Paul, ownership of the shares underlying such stock option will be transferred to St. Paul upon exercise of such stock options by Mr. Jacobs. Mr. Jacobs, a director of the Company, is an executive vice president of St. Paul Venture Capital, which is itself a wholly-owned subsidiary of St. Paul. Mr. Jacobs disclaims beneficial ownership of the shares held by St. Paul, except to the extent of his pecuniary interest therein.

 (3) Represents 819,547 shares held by Brentwood V, and also includes 35,555 shares issuable under warrants held by Brentwood V that are exercisable within sixty days of April 15, 1996. Mr. Jones, a director of the Company, David W. Chonette, Roger S. Davisson and John L. Walecka are each general partners of Brentwood V Ventures, L.P., the general partner of Brentwood V. Each of Messrs. Jones, Chonette, Davisson and Walecka disclaims beneficial ownership of the shares held by Brentwood V, except to the extent of his pecuniary interest therein.
 (4) Gregory J. Forrest, Nicholas B. Binkley and Jeffrey J. Brown are each executive officers and directors of Forrest Binkley & Brown Venture Co., which is the sole general partner of Forrest Binkley & Brown L.P., the managing general partner of SBIC Partners, L.P. Each of Messrs. Forrest, Binkley and Brown disclaims beneficial ownership of the shares held by SBIC Partners, L.P., except to the extent of his pecuniary interest therein.
 (5) Represents 552,381 shares held by Norwest Equity Partners IV ("Norwest IV") and 51,517 shares held by Norwest Equity Partners V ("Norwest V"). Kevin G. Hall, Daniel J. Haggerty, John E. Lindahl, George J. Still, Jr., Promod Haque, Ernest C. Parizeau, Stephen R. Sefton, John L. Thomson and John P. Whaley are each general partners of both Itasca Partners, the general partner of Norwest IV ("Itasca"), and of Itasca Partners II, the general partner of Norwest V ("Itasca II"). Each of Robert F. Zicarelli and Leonard J. Brandt is also a general partner of Itasca. Each of the general partners of Itasca and of Itasca II disclaims beneficial ownership of the shares held by Norwest IV and Norwest V, except to the extent of his pecuniary interest therein.
 (6) Represents 534,484 shares held by Innocal L.P. ("Innocal"). Russell J. Robelen, Gerald A. Lodge, Raun J. Rasmussen, H.D. Lambert and James E. Houlihan are each general partners of Innocal Associates, L.P., the general partner of Innocal. Each of Messrs. Robelen, Lodge, Rasmussen, Lambert and Houlihan disclaims beneficial ownership of the shares held by Innocal, except to the extent of his pecuniary interest therein.
 (7) Includes 45,111 shares issuable under stock options exercisable within 60 days of April 15, 1996.
 (8) Includes 29,332 shares issuable under stock options exercisable within 60 days of April 15, 1996
 (9) Represents 51,332 shares issuable under stock options exercisable within 60 days of April 15, 1996.
(10) Represents 20,334 shares issuable under stock options exercisable within 60 days of April 15, 1996.
(11) Includes 2,667 shares issuable under stock options exercisable within 60 days of April 15, 1996.
(12) Includes 855,102 shares beneficially owned by Brentwood V. See Note (3) above for information concerning Mr. Jones' beneficial interest therein. Also includes 1,666 shares issuable under stock options exercisable within 60 days of April 15, 1996.
(13) Includes an aggregate of 259,605 shares held by all current directors and executive officers that are subject to options and warrants that are exercisable within 60 days of April 15, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On May 24, 1995, the Company sold shares of Series F Preferred Stock convertible into an aggregate of 541,444 shares of Common Stock at an as-converted purchase price of $6.30 per share in private financings. Certain of these shares were sold to the following director of the Company, entities associated with directors of the Company and other holders of record of more than five percent of the outstanding Common Stock of the Company.

                                                                    SHARES OF
                                 NAME                            COMMON STOCK(1)
                                 ----                            ---------------
      John A. Rollwagen.........................................      7,936
      Entities Associated with Directors
       Brentwood Associates V, L.P. ............................     69,913
       St. Paul Fire and Marine Insurance Company...............     85,417
      Other 5% Shareholders
       SBIC Partners, L.P. .....................................     54,477
       Innocal, L.P. ...........................................     45,595
       Norwest Equity Partners V................................     51,517

- --------
(1) Represents shares of Common Stock issuable upon conversion of the Series F Preferred Stock.

  The Company believes the foregoing transactions were in its best interests of the Company and were on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 1996                      PLASMA & MATERIALS TECHNOLOGIES, INC.

                                          By:/s/ JOHN W. LaVALLE
                                             ----------------------------------
                                             John W. LaValle
                                             Vice President, Chief Financial
                                             Officer and Secretary