Form 10-K
period 1995-12-31
PLASMA & MATERIALS TECHNOLOGIES INC
filed 1996-05-28
CIK 868326

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                           -------------------------
                                   FORM 10-K

  [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
  [_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995     COMMISSION FILE NUMBER: 0-26482
                           -------------------------

                     PLASMA & MATERIALS TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                             95-4054321
    (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


 9255 DEERING AVENUE, CHATSWORTH, CALIFORNIA            91311
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                (818) 886-8000

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

As of March 15, 1996, the Registrant had outstanding 8,648,609 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's Annual Meeting of Shareholders are incorporated by reference into Part III hereof.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                                                            PAGE
                                                                            ----
                                       PART I
 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    17
 Item 3.  Legal Proceedings..............................................    17
 Item 4.  Submission of Matters to a Vote of Security Holders............    17
                                      PART II
 Item 5.  Market for Registrant's Common Stock and Related Shareholder
          Matters........................................................    18
 Item 6.  Selected Consolidated Financial Data...........................    19
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    21
 Item 8.  Financial Statements and Supplementary Data....................    26
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    26
                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............    27
 Item 11. Executive Compensation.........................................    27
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    27
 Item 13. Certain Relationships and Related Transactions.................    27
                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    28

                                    PART I

ITEM 1. BUSINESS

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are in the fourth paragraph under "Business--Customers", in the first paragraphs under each of "Business--Marketing, Sales and Customer Support" and "Backlog", in the first paragraphs under each of "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Product Sales" and "--Selling, General and Administrative Expenses", and in the second paragraph under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Product Sales." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Risk Factors." For a list of companies that are named in this Annual Report on Form 10-K, see page 29.

INTRODUCTION

  Plasma & Materials Technologies, Inc. ("PMT" or the "Company") designs, manufactures and markets advanced high density, low pressure plasma sources, process modules and plasma processing systems. These products are used for etch and chemical vapor deposition (CVD) applications and are sold to semiconductor and flat panel display manufacturers worldwide. PMT currently offers a modular line of etch equipment which utilizes the MORI(TM) source for polysilicon and metal etch applications in the fabrication of semiconductor devices. In addition, semiconductor manufacturers use the MORI(TM) source for plasma CVD of silicon dioxide films and photoresist stripping. Certain other manufacturers also use the MORI(TM) source for the plasma etching of films in the fabrication of large area active matrix liquid crystal displays. Some of the customers that have purchased or have placed orders for the Company's plasma processing systems include Texas Instruments, Dallas Semiconductor, LG Semicon, Hyundai, Samsung, Toshiba and Canon Sales.

PRODUCTS

  PMT offers a line of modular solutions which are designed to meet the varying requirements of its customers for etching of polysilicon, metal and oxide films, stripping of photoresist, and CVD of oxide films. PMT's line of equipment includes the MORI(TM) plasma source, the MORI(TM) stand-alone process module for etch, strip or CVD applications, the APEX 7000(R) system, the PINNACLE 8000(R) system, and the PINNACLE 8000R(TM) system. All of PMT's systems products are Manufacturing Equipment Standard Configuration (MESC) compatible.

  Each step of the manufacturing process for integrated circuits (ICs) requires specialized manufacturing equipment. The three primary steps in manufacturing ICs are the deposition of insulating or conducting materials onto the wafer (deposition), the projection of a pattern through a mask onto light sensitive materials known as photoresist (photolithography), and the etching or removal of the deposited material not covered by the patterned photoresist (etching). Plasma technology plays an important role in the etch and deposition operations. Today, plasmas are used for virtually all etching processed, as well as a significant and increasing percentage of deposition processes, most notably CVD.

  PMT's MORI(TM) plasma source is currently sold as a subsystem on a limited geographic and application basis to OEM licensees of PMT's MORI(TM) technology. PMT currently sells the MORI(TM) source to Leybold of Germany for incorporation into Leybold's systems that are sold worldwide for etching large area, active matrix liquid crystal displays. The Company sells its MORI(TM) source to Canon Sales for incorporation into Canon Sales' systems for photoresist stripping that are sold in the Japanese and Korean markets, and to NEC Anelva for incorporation into NEC Anelva's systems for metal and oxide etching that are sold in the Japanese market.

  PMT's stand-alone process module, common to the Company's APEX 7000(R), PINNACLE 8000(R) and PINNACLE 8000R(TM) systems, incorporates the MORI(TM) plasma source and can be configured for etch, strip or CVD applications. The process module can be sold to customers either to increase the capacity of existing system platforms, or to provide additional process capability. The process module requires less than eight square feet of floorspace. List price for a standard process module configured for etch applications is currently $500,000.

  The APEX 7000(R) is a single module, single wafer cassette, vacuum loadlocked system for development, evaluation or single chamber production applications. System throughput varies depending on the film application, and is typically 20-30 wafers per hour for this single chamber configuration as compared to a throughput of 15-20 wafers per hour for competitive single module systems. Floorspace required for the APEX 7000(R) is approximately 26 square feet. List price for a standard APEX 7000(R) system is currently $975,000.

  In December 1995, the Company introduced its PINNACLE 8000R(TM) cluster tool platform, a more compact version of its existing PINNACLE 8000(R) system that includes certain additional features that enable increased ease in operation. Each of the Company's PINNACLE 8000(R) and PINNACLE 8000R(TM) systems is a dual wafer cassette, vacuum loadlocked cluster tool which can incorporate up to four MESC-compatible process modules. The dual wafer cassette loadlock configuration enables the system to continuously process wafers. System throughput varies, and is primarily dependent on the film application, the operating configuration and the number of process modules attached to the system. For a typical polysilicon etch process, with each process module performing the same process, throughput varies from 40-60 wafers per hour for a two module configuration, to 70-90 wafers per hour for a four module configuration. This compares to a throughput of 30-40 wafers per hour for competitive two module systems. Floorspace required for a PINNACLE 8000R(TM) is approximately 44 square feet with two process modules and 65 square feet with four process modules. By comparison, floorspace required for a Pinnacle 8000(R) is approximately 88 square feet with four process modules. List price for the PINNACLE 8000R(TM) currently ranges from $1,900,000 for a standard two module system to $3,100,000 for a four module system.

CUSTOMERS

  The Company sells its systems to semiconductor manufacturers located throughout the United States, Europe, Asia/Pacific and Japan. The following is a list of customers who have purchased or have current orders for PMT products either directly with the Company or through its distribution and OEM relationships:

        AT&T              OKI
        Dallas            Samsung
        Semiconductor     SEMATECH
        Fujitsu           Sharp
        Hitachi           Texas Instruments
        Hyundai           TriQuint Semiconductor
        LG Semicon        Toshiba
        NEC

  The Company has received multiple purchase orders for MORI(TM) plasma sources for etch applications from NEC, OKI, and Sharp, and has received a repeat order for a PINNACLE 8000(R) system from Hyundai and Dallas Semiconductor. The Company shipped its first beta (pre-production evaluation) PINNACLE 8000(R) and APEX 7000(R) plasma etch systems in 1993. The Company's first shipments of plasma etch systems to end use customers began in June 1994, and the Company's first shipments of its PINNACLE 8000R(TM) system began in December 1995.

  The Company's total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from five customers represented 19%, 15%, 12%, 11% and 11% each of total revenue for the year ended December 31, 1995, revenue from six customers represented 19%, 17%, 17%, 15%, 15% and 12% each of total revenue for the ten months ended December 31, 1994, and revenue from two customers represented 46% and 39% each of total revenue for the year ended February 28, 1994.

  International sales accounted for approximately 47%, 66% and 50% of total revenue in the year ended December 31, 1995, the ten months ended December 31, 1994, and the year ended February 28, 1994, respectively. The Company anticipates that international sales will continue to account for a significant portion of its total revenue. In particular, the Company expects that sales to Japanese and Korean semiconductor manufacturers will continue to represent a significant percentage of the Company's product sales through at least

1996. During the year ended December 31, 1995, sales to Alcan-Tech, Canon Sales and NEC Anelva in Japan, and to LG Semicon and Hyundai in Korea, accounted for 25% and 18% of the Company's total revenue, respectively, for that period. During the ten months ended December 31, 1994, sales to Canon Sales and NEC Anelva in Japan, and to Samsung and Hyundai in Korea, accounted for 31% and 32% of the Company's total revenue, respectively, for that period. During the year ended February 28, 1994, sales to Alcan-Tech and NEC Anelva in Japan accounted for 44% of the Company's total revenue for that period. There were no sales in Korea during the year ended February 28, 1994. The Company's operating results could be materially adversely affected by any loss of business from the cancellation of orders by or decreases in the prices of products sold to these or other customers located in Japan and Korea. See "Risk Factors--International Sales; Concentration in Japanese and Korean Markets" and Note 1 of Notes to Consolidated Financial Statements.

MARKETING, SALES AND CUSTOMER SUPPORT

  The Company's long range goal is to market its products and services directly to all end use customers to the extent it is efficient and cost effective. In the current stage of the Company's growth, it is not efficient or cost effective to market products and services through a direct sales force in all regions. Consequently, PMT has established multiple sales channels to market products and services to match the Company's efforts in each region. The Company currently markets and sells its products primarily through three separate sales channels, direct sales, distributor arrangements and OEM agreements. In selected regions and countries, the Company uses a combination of direct sales, distributor arrangements, OEM agreements and sales representatives.

  In the United States, the Company markets and sells its products principally through its direct sales organization. In Korea, the Company markets and sells its products direct through the sales staff of its wholly owned subsidiary, Plasma & Materials Technologies (Korea) Co., Ltd. The Korean market is served by a direct sales group in order to meet Korean semiconductor manufacturers' requirements of having direct local representation for sales, customer support and spare parts.

  The Company believes that the most efficient strategy for penetrating the Japanese market is to enter into a distribution agreement with a well established and experienced sales organization. The Company has appointed Canon Sales as its exclusive etch system distributor in Japan, and in July 1995 entered into a definitive agreement for such appointment. Although management believes that it maintains a good relationship with Canon Sales, there can be no assurance that the relationship will continue. In the event of a termination of the Company's agreement with Canon Sales, the Company's ability to increase its sales in Japan would be adversely affected.

  In addition, the Company has established relationships in Taiwan and Europe with sales representatives and distributors that have significant experience in the semiconductor industry and that provide a high level of visibility for the Company's products and services. In Taiwan, the Company markets etch systems through Techlink, and in Europe, PMT has entered into a distribution agreement with Metron to market its etch systems.

  The Company maintains active OEM agreements in Japan and Europe. PMT currently sells the M^RI(TM) source to Leybold of Germany for incorporation into Leybold's systems that are sold worldwide for etching large area, active matrix liquid crystal displays. The Company sells its M^RI(TM) source to NEC Anelva for incorporation into NEC Anelva's systems for metal and oxide etching and that are sold in the Japanese market, and to Canon Sales for incorporation into Canon Sales' systems for photoresist stripping that are sold in the Japanese and Korean markets.

  The Company believes that providing its customers with evaluation systems of its equipment products is critical to its sales efforts. The ability to evaluate the Company's plasma processing systems on a trial basis is expected by the semiconductor manufacturing customers to whom the Company markets. Consequently, as the Company expands its sales efforts, it believes that it will need to significantly increase its inventory investment in evaluation systems. The failure or inability of the Company to convert an evaluation system placed with a customer to a final sale could have a material adverse effect on the Company.

  The Company believes that customer support is a key component in a customer's decision in selecting a semiconductor equipment supplier. The ability to provide a processing system with a high degree of reliability, low cost, high yield, high uptime and high mean time between failure greatly influences a customer's purchase decision. This requires experienced, responsive local support with quality personnel and ready availability of spare parts. The Company believes that a focused field support organization that works closely with its customers provides invaluable feedback from customers with respect to system cost effectiveness, and typically results in technical advances through continuous design improvement. To further ensure customer satisfaction, the Company also provides service and maintenance training as well as process application training for its customers' personnel on a fee basis. The Company maintains an extensive inventory of spare parts which allows the Company to provide overnight delivery for many parts. The Company currently provides a one-year warranty on its systems.

  All international sales of the Company's products are denominated in U.S. dollars in order to reduce the risks associated with the fluctuation of foreign currency exchange rates. All export sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. Although the Company has experienced no difficulty in obtaining these licenses, failure to obtain these licenses in the future could have a material adverse effect on the Company's results of operations.

RESEARCH, DEVELOPMENT AND ENGINEERING

  The Company believes that its future success will depend, in part, upon its ability to continue to improve its systems and its process technologies and to develop new technologies and systems which compete effectively on the basis of total cost of ownership and performance. These technologies and systems will also need to meet customer requirements and emerging industry standards. Accordingly, the Company devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with its customers in order to remain responsive to their product needs.

  As of December 31, 1995, the Company employed 30 professional and technical personnel in research, development and engineering. These employees are organized in the following departments: research and development, hardware engineering, software engineering, customer specials engineering, systems engineering, documentation and manufacturing engineering, and customer applications.

  The research and development group is responsible for identifying new technology applications and developing processes to meet customer requirements. Major research and development programs currently address polysilicon and integrated stack etch applications, metal etch applications, including aluminum, and oxide etch applications.

  The engineering group is responsible for the conceptual design of the Company's products, selection or design of components and subassemblies, and integration of the system into a product that effectively meets customer needs. The Company has developed both its PINNACLE 8000(R) and Pinnacle 8000R(TM) cluster tool platforms utilizing the SEMI MESC cluster tool architecture standard. In addition, the Company has developed MACSE(TM), its own proprietary software, to control its products and to provide the automation, operator and facility interfaces required by the customer.

  The customer applications group is responsible for demonstrating the capability of the Company's products to meet specific customer process requirements. The Company currently maintains two clean rooms and two development labs to support process development and customer demonstrations.

  The Company's research, development and engineering expenses were $4.6 million and $3.6 million for the year ended December 31, 1995 and the ten months ended December 31, 1994, respectively, and represented 22% and 41% of total revenue for these two periods, respectively. During the period from August 1994 through March 1995, Watkins-Johnson reimbursed the Company in the amount of $1.4 million for research, development and engineering activity carried out by the Company in the development of a process module configured for CVD applications. The Company's agreement with Watkins-Johnson provides that technology which is jointly developed is co-owned by the Company and Watkins-Johnson. The Company does not currently anticipate any further research and development efforts by, or additional product sales to, Watkins-Johnson in the future. The Company's research, development and engineering expenses stated above represent the net expenses after such reimbursement. For the year ended February 28, 1994, research, development and engineering expenses were $2.8 million representing 35% of the Company's total revenue for that period.

  In addition to the Company's direct research, development and engineering expenses, significant expenditures in research, development and engineering have been made by Leybold, Canon Sales and NEC Anelva, with whom the Company has entered into OEM agreements. These arrangements provide the Company with expanded resources and knowledge to broaden the use of PMT's MORI(TM) plasma technology in the etch, strip, CVD and flat panel markets. No information on the amount of these expenditures has been disclosed to the Company; however, the Company believes that the total exceeds the Company's direct expenditures for the same applications research over the same periods identified above.

  Although the Company believes that it has allocated sufficient resources to its research, development and engineering efforts, the success of new system introductions is dependent on a number of factors, including timely completion of new system designs and market acceptance. There can be no assurance that the Company will be able to improve its existing systems and process technologies or develop new technologies or systems. In addition, the Company may incur substantial unanticipated costs to establish the functionality and reliability of its future product introductions early in the product's life cycle.

MANUFACTURING

  The Company's manufacturing operations are located in Chatsworth, California, and consist of materials planning and procurement, assembly, system integration and final test. The Company employs a just-in-time manufacturing strategy coupled with the outsourcing of components and subassemblies from outside suppliers.

  The Company's modular product line, which is designed around the SEMI MESC industry standard, enables the Company to use a large number of components and subassemblies which are common not only to the Company's product line but also to systems manufactured by other companies in the industry, both competitive and non-competitive. Examples of subassemblies which are common to products manufactured by other companies include the robotics, wafer aligner and vacuum cassette elevators obtained from Brooks Automation in Massachusetts, and RF power supplies obtained from RF Power Products in New Jersey. Examples of subassemblies obtained from outside suppliers and that are unique to the Company's systems products include gas box assemblies and fabricated vacuum chambers.

  The Company relies on outside suppliers to manufacture substantially all of the components and subassemblies used in its plasma processing systems. Certain of these are obtained from a sole supplier or a limited group of suppliers. For example, the wafer cassette elevator load locks used in the Company's APEX 7000(R), PINNACLE 8000(R) and PINNACLE 8000R(TM) plasma processing systems are sole sourced from Brooks Automation. The Company's reliance on outside suppliers generally, and a sole or limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components, as well as reduced control over pricing and timely delivery of components. Because the manufacture of certain of these components and subassemblies is a complex process and can require long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternate sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company.

  The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals and gases used during its customer demonstrations and in research and development activities. Public attention has increasingly been focused on the environmental impact of operations which use hazardous materials. Failure to comply with present or future regulations could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand at its present locations, or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on the Company's operations. At the present time, the Company believes that it is in material compliance with all applicable environmental rules and regulations.

COMPETITION

  The markets served by the Company's products are highly competitive and subject to rapid technological change. Significant competitive factors include system performance, cost of ownership (which is dependent upon yield, throughput and reliability), size of installed base, depth and breadth of product line and customer support.

  The Company faces significant competition from various suppliers of systems that utilize alternative technologies. In the etch market, the Company faces competition from suppliers of reactive ion etch (RIE) systems, including Applied Materials, Lam Research and Tokyo Electron. The Company's MORI(TM) based etch systems also face competition from inductively coupled plasma (ICP) based etch systems marketed by Applied Materials and Lam Research, as well as the electron cyclotron resonance (ECR) based etch system marketed by Hitachi. In the high density plasma CVD market, the Company's primary competitors are Applied Materials, Novellus and Lam Research. In addition, under the terms of an OEM agreement that the Company entered into with Watkins-Johnson, PMT may not compete directly in the CVD market with Watkins-Johnson until July 1996. In the FPD market, the Company faces competition primarily from Applied Materials, Lam Research, Tokyo Electron and Plasma-Therm. The Company's MORI(TM) sources face competition from competitors that manufacture and market sources that utilize various alternative technologies, including RIE, ICP and ECR based plasma sources.

  All of the Company's primary competitors are substantially larger companies with broader product lines, and have well established reputations in the etch and CVD markets, longer operating histories, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources than the Company. The Company also faces potential competition from new entrants in the market, including established manufacturers in other segments of the semiconductor capital equipment market, who may decide to diversify into the Company's market segment. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price and performance features that are superior to those offered by the Company's systems.

INTELLECTUAL PROPERTY

  The Company relies on a variety of types of intellectual property protection to protect its proprietary technology, including patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods. Although the Company believes that its patents and trademarks may have value, the Company believes that its future success will also depend on the innovation, technical expertise and marketing abilities of its personnel. The Company currently holds five patents in the United States, has one patent application pending in South Korea, has two patent applications pending in each of Japan and Europe, and intends to file additional patent applications as appropriate. The Company's patents and patent applications relate to the Company's MORI(TM) plasma source. The Company also holds a copyright on its MACSE(TM) proprietary software. In addition, the Company has six trademarks that are registered with the United States patent and trademark office, including PMT(R), APEX 7000(R) and PINNACLE 8000(R).

  There can be no assurance that the additional patents will be issued on the pending applications or that competitors will not be able to legitimately ascertain proprietary information embedded in the Company's products which is not covered by patent or copyright. In such case, the Company may be precluded from preventing the competitor from making use of such information. In addition, should the Company wish to assert its patent rights against a particular competitor's product, there can be no assurance that any claim in a Company patent will be sufficiently broad nor, if sufficiently broad, any assurance that the Company patent will not be challenged, invalidated or circumvented, or that the Company will have sufficient resources to prosecute its rights. The Company's policy is to vigorously protect and defend its patents, trademarks and trade secrets.

  There are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any unresolved claim where the Company has received notice that it is infringing intellectual property rights of others. There can be no assurance, however, that such infringement claims will not be asserted in the future nor can there be any assurance, if such claims were made, that the Company would be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms. In addition, the Company believes that litigation in its industry over patent rights has been increasing in recent years.

  The Company's involvement in any patent dispute or other intellectual property dispute or in any action to protect trade secrets and know-how, even if successful, could have a material adverse effect on the Company and its business. Adverse determinations in any such action could subject the Company to significant liabilities, require the Company to seek licenses from third parties, which might not be available, and possibly prevent the Company from manufacturing and selling its products, any of which could have a material adverse effect on the Company and its business.

BACKLOG

  As of December 31, 1995, the Company's backlog was $8.7 million, as compared to $2.1 million at December 31, 1994. The Company's backlog at December 31, 1995 consisted primarily of orders for its PINNACLE 8000(R) systems; however, the Company expects that most of its product sales in the near term will be derived from sales of its newer PINNACLE 8000R(TM) system.

  The Company includes in its backlog all purchase orders that provide for delivery within twelve months. The Company's business is characterized by large purchase contracts for standard products with related customized options. All orders are subject to cancellation or delay by the customer with limited or no penalty. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding periods.

EMPLOYEES

  At December 31, 1995, the Company had 87 regular employees, including 30 engaged in research, development and engineering, six in sales and marketing, 28 in customer support, ten in manufacturing, and 13 in general administration and finance. The Company intends to hire additional personnel during the next 12 months in all of these areas.

  The Company believes its future success will depend in large part on its ability to attract and retain highly skilled employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense. The Company faces the task of quickly identifying, recruiting, training and integrating new employees. There can be no assurances that the Company will be successful in doing so or, if successful, in retaining such employees.

  None of the employees of the Company are covered by a collective bargaining agreement, and the Company has not entered into employment agreements with any of its employees. The Company considers its relationships with its employees to be good.

JOINT DEVELOPMENT ARRANGEMENTS

  On December 4, 1995, PMT agreed in principle to extend its original OEM and licensing agreement with NEC Anelva. Under the terms of the proposed agreement, the two companies would jointly develop, market, and manufacture an intermetal dielectric CVD system based upon PMT's MORI(TM) source. Under the agreement, upon the completion of this system's development PMT will manufacture the high density plasma intermetal dielectric CVD system utilizing its primary cluster tool platform, the Pinnacle 8000R(TM). NEC Anelva will have exclusive marketing rights in Japan, Taiwan and the Asia Pacific region, and PMT will have exclusive marketing rights in the U.S., Korea and Europe. Although management believes that it maintains a good relationship with NEC Anelva, there can be no assurance that the relationship will continue or that the parties will enter into a definitive agreement. In the event of a termination of the Company's relationship with NEC Anelva or the failure by the parties to develop an intermetal dielectric CVD system based on PMT's technology, the Company's ability to penetrate the high density plasma intermetal dielectric CVD market would be adversely affected.

  Also in December 1995, PMT and LG Semicon announced that the two companies would jointly develop an oxide etch process utilizing the Company's PINNACLE 8000R(TM) cluster tool. The Company's wholly-owned Korean subsidiary, Plasma & Materials Technologies (Korea) Co., Ltd., will manage the process development work that will be conducted at LG Semicon's Cheong-Ju research and development facility in South Korea, and PMT's headquarters in California. PMT believes that this joint development project will help the Company's PINNACLE 8000R(TM) system achieve acceptance in the oxide etch market. Although management believes that it maintains a good relationship with LG Semicon, there can be no assurance that the relationship will remain positive, that the joint development project will be completed. In the event of a termination of the Company's agreement with LG Semicon, or the failure by the parties to successfully develop an oxide etch process based on PMT's PINNACLE 8000R(TM) cluster tool, the Company's ability to penetrate the oxide etch market would be adversely affected.

                                 RISK FACTORS

  The following Risk Factors should be carefully reviewed in addition to the other information contained in this Annual Report on Form 10-K.

HISTORY OF LOSSES

  The Company did not begin selling its plasma processing systems to end use customers until June 1994, and historically has derived its revenue primarily from the sales of MORI(TM) plasma sources and the licensing of its plasma source technology. Historically, the Company has incurred significant losses and has experienced a substantial negative cash flow. The Company had an accumulated deficit as of December 31, 1995 of approximately $7.6 million, and operating losses of $0.4 million, $3.7 million, and $1.2 million for the fiscal year ended December 31, 1995, the ten months ended December 31, 1994, and the year ended February 28, 1994, respectively. Although the Company posted net income of $117,885 for the fiscal year ended December 31, 1995, there can be no assurance that the Company will be able to sustain such profitability. The Company is currently increasing its expense levels, including the hiring of additional personnel, and continuing its investment in inventory, including its investment in evaluation systems. As a result, the Company will be dependent upon continuing increases in revenue in order to maintain profitability. If the Company's product sales do not increase to support the higher level of operating expenses, the Company would be materially adversely affected.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

  The Company currently derives most of its revenue from the sale of a small number of etch systems which typically have list prices ranging from approximately $975,000 to $3,100,000. As a result, the timing of recognition of revenue from a single transaction could have a significant impact on the Company's product sales and operating results. For example, during the last week of the second, third, and fourth quarters of fiscal year 1995, the Company shipped the majority of its systems that were shipped in such quarters. The Company's product sales and operating results for a particular period could be adversely affected if an anticipated order for even one system is not received in time to permit shipment during that period. Historically, the Company's backlog at the beginning of a quarter has not included all sales required to achieve the Company's sales objectives for that quarter. Consequently, the Company's product sales and operating results for a quarter depend on the actual shipment of the orders scheduled to be sold during that quarter, as well as obtaining additional orders for systems to be shipped in that same quarter. A delay in a shipment near the end of a particular quarter may cause product sales in that quarter to fall significantly below the Company's expectations, and may thus materially adversely affect the Company's operating results for such quarter. Other factors which may lead to fluctuations in the Company's quarterly and annual operating results include: market acceptance of the Company's systems and its customers' products; changes in overhead absorption levels due to changes in the number of systems manufactured; timing of announcement and introduction of new systems by the Company and its competitors; seasonality; changes in the mix of products or the Company's distribution channels; and cyclicality in the semiconductor industry and the markets served by the Company's customers.

  Any delay or failure to receive anticipated orders, or any deferrals or cancellations of existing orders, could adversely affect the Company's financial performance. In addition, continued investments in research, development and engineering, and the development of a worldwide sales and marketing organization, will result in significantly higher fixed costs which the Company will not be able to reduce rapidly if its sales goals for a particular period are not met. The impact of these and other factors on the Company's operating results in any future period cannot be forecasted accurately. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKET ACCEPTANCE OF SYSTEMS

  The Company has shipped a limited number of its PINNACLE 8000(R), PINNACLE 8000R(TM) and APEX 7000(R) etch systems to a small number of customers. To date, the substantial majority of the Company's sales of systems have been initial purchases by customers of individual systems. Typically, semiconductor manufacturers initially purchase individual systems and deploy them in a development or pre-production environment prior to purchasing multiple units for production. There can be no assurance that the Company's customers will purchase additional systems for deployment in production.

  Given that the Company's systems represent an alternative to conventional etch systems currently marketed by competitors, the Company believes that its growth prospects depend in large part upon its ability to gain acceptance of the Company's systems and technology. Due to the substantial investment required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line, these manufacturers will tend to choose equipment manufacturers based on past relationships, product compatibility and proven financial performance. Once a semiconductor manufacturer has selected a particular vendor, the Company believes that the manufacturer generally relies upon the equipment supplied by that vendor for the specific production line application, and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. As a result, semiconductor manufacturers will normally engage in a long period of analysis and planning before determining to convert to a new vendor in order to fulfill their equipment purchasing requirements. Given these factors, there can be no assurance that the Company will be successful in obtaining broader acceptance of its systems and technology.

INTERNATIONAL SALES; CONCENTRATION IN JAPANESE AND KOREAN MARKETS

  International sales accounted for approximately 47%, 66%, and 50% of total revenue in the year ended December 31, 1995, in the ten months ended December 31, 1994, and in the year ended February 1994, respectively. The Company anticipates that international sales will continue to account for a significant portion of its total revenue. In particular, the Company expects that product sales to Japanese and Korean semiconductor manufacturers will continue to represent a significant percentage of the Company's product sales through at least 1996. During the year ended December 31, 1995, sales to Alcan-Tech, Canon Sales and NEC Anelva in Japan, and to LG Semicon and Hyundai in Korea, accounted for 25% and 18% of the Company's total revenue, respectively, for that period. During the ten months ended December 31, 1994, sales to Canon Sales and NEC Anelva in Japan, and to Samsung and Hyundai in Korea, accounted for 31% and 32% of the Company's total revenue, respectively, for that period. During the year ended February 28, 1994, sales to Alcan-Tech and NEC Anelva in Japan accounted for 44% of the Company's total revenue for that period. There were no sales in Korea during the year ended February 28, 1994. The Company's operating results could be materially adversely affected by the loss of business from the cancellation of orders or decreases in the prices of products sold to these and other customers located in Japan and Korea. See "Business--Customers" and Note 1 of Notes to Consolidated Financial Statements.

  International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, the challenges of maintaining a readily available supply of spare parts, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences. In particular, the Company cannot predict whether recent trade negotiations between the United States and Japan will result in quotas, duties, taxes or other charges or restrictions implemented by the United States or Japan and that would be detrimental to the business and operations of the Company. The Company's international sales are also subject to certain governmental restrictions, including the Export Administration Act and the regulations promulgated thereunder. There can be no assurance that any of these factors will not have a material adverse effect on the Company. In addition, international sales may be materially adversely affected by currency risks associated with devaluation of certain currencies. See "Business--Marketing, Sales and Customer Support."

  The Company believes that strong sales to Japanese and Korean semiconductor manufacturers will be essential to its future financial performance. As part of its strategy for penetrating the Japanese market, in July 1995 the Company entered into an exclusive distribution agreement with Canon Sales for sales of the Company's systems in Japan. The Company is substantially dependent upon Canon Sales to address the Japanese market. Although management believes that it maintains a good relationship with Canon Sales, there can be no assurance that the relationship will continue. In the event of a termination of the Company's agreement with Canon Sales, the Company's ability to increase its sales in Japan would be adversely affected. See "Business--Marketing, Sales and Customer Support."

RAPID TECHNOLOGICAL CHANGE; NEW SYSTEMS

  The markets in which the Company and its customers compete are characterized by rapidly changing technology, the introduction of alternative technologies, evolving industry standards and continuous improvements in products and services. For example, recent developments in the market for metal etch applications include the development of the damascene process, a new and promising technology that could replace metal etch applications. No assurances can be given that the damascene process or other technological innovations will not prove to be superior to the processes currently being marketed and developed by the Company. The Company believes that its future success will depend, in part, upon its ability to continue to improve its systems and its process technologies and to develop new technologies and systems which compete effectively on the basis of total cost of ownership and performance and which adequately address customer requirements.

  The Company must adapt its systems and processes to address technological changes and to support emerging target market industry standards. For example, the Company believes that in order to continue to be successful, it will eventually need to develop a full complement of systems for a variety of etch and CVD applications, including an oxide etch application. To this end, the Company has entered into an agreement in principle with NEC Anelva for the development, manufacture and marketing of an intermetal dielectric CVD system based upon PMT's MORI(TM) source, and has entered into an agreement with LG Semicon for the joint development of an oxide etch process utilizing the Company's PINNACLE 8000R(TM) cluster tool. There can be no assurance that the Company's arrangements with either NEC Anelva or LG Semicon will continue, or that the joint development of these systems will be successful. In the event of a termination of the Company's relationships with NEC Anelva or LG Semicon, or the failure by PMT and these parties to develop these systems, the Company's ability to penetrate the intermetal dielectric CVD and oxide etch markets would be adversely affected.

  The success of new system introductions is dependent on a number of factors, including timely completion of new system designs and market acceptance. There can be no assurance that the Company will be able to improve its existing systems and process technologies or develop new technologies or systems on a timely basis. In addition, the Company may incur substantial unanticipated costs to establish the functionality and reliability of its future product introductions early in the product's life cycle. See "Business--Research, Development and Engineering," and "--Joint Development Arrangements."

LENGTHY SALES CYCLE

  Sales of the Company's systems typically involve a lengthy period during which the Company may expend substantial funds and management effort. Sales of the Company's systems depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity, both of which involve a significant capital commitment. The amount of time from initial contact with a customer to the first order is typically nine to twelve months or longer, and may involve competing capital budget considerations for the customer, thus making the timing of customer's orders uneven and difficult to predict. The Company's ability to receive orders from potential customers may depend upon such customers undertaking an evaluation for new equipment. For many potential customers, such an evaluation may occur infrequently. In addition, the ability to evaluate the Company's plasma processing systems on a trial basis is expected by the semiconductor manufacturing customers to whom the Company markets. Consequently, the Company believes it must significantly increase its inventory investment in evaluation systems. Following initial system qualification, the Company often experiences further delays in finalizing system sales while the customer evaluates and receives approvals for the purchase of the Company's systems and completes a new or expanded facility. The failure or inability of the Company to convert an evaluation system with a customer to a final sale could have a material adverse effect on the Company. There can be no assurance that any of the Company's efforts will be successful. See "Business--Marketing, Sales and Customer Support."

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

  The Company's business depends upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which in turn depend upon the current and anticipated market demand for such devices and the products utilizing such devices. There can be no assurances that such demand will exist in the future. In addition, the semiconductor industry is highly cyclical, and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. The Company's sales and operating results will be materially adversely affected if unanticipated downturns or slowdowns in the semiconductor market occur in the future. In recent years, the semiconductor industry has experienced significant growth, resulting in significant growth in the capital equipment industry. There can be no assurance that such growth will be sustained. See "Business--Marketing, Sales and Customer Support."

HIGHLY COMPETITIVE INDUSTRY

  The markets served by the Company's products are highly competitive and subject to rapid technological change. Significant competitive factors include system performance, cost of ownership (which is dependent upon yield, throughput and reliability), size of installed base, depth and breadth of product line, and customer support.

  The Company faces significant competition from various suppliers of systems that utilize alternative technologies. In the etch market, the Company faces competition from suppliers of reactive ion etch (RIE) systems, including Applied Materials, Lam Research and Tokyo Electron. The Company's MORI(TM) based etch systems also face competition from inductively coupled plasma (ICP) based etch systems marketed by Applied Materials and Lam Research, as well as the electron cyclotron resonance (ECR) based etch system marketed by Hitachi. In the high density plasma CVD market, the Company's primary competitors are Applied Materials, Novellus and Lam Research. In addition, under the terms of the Company's OEM agreement with Watkins-Johnson, PMT may not compete directly in the CVD market with Watkins-Johnson until July 1996. In the FPD market, the Company faces competition primarily from Applied Materials, Lam Research, Tokyo Electron and Plasma-Therm. The Company's MORI(TM) sources face competition from competitors that manufacture and market sources that utilize various alternative technologies, including RIE, ICP and ECR based plasma sources.

  All of the Company's primary competitors are substantially larger companies with broader product lines, and have well established reputations in the etch and CVD markets, longer operating histories, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical and marketing resources than the Company. The Company also faces potential competition from new entrants in the market, including established manufacturers in other segments of the semiconductor capital equipment market, who may decide to diversify into the Company's market segment. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price and performance features that are superior to those offered by the Company's systems. See "Business-- Competition."

MANAGEMENT OF GROWTH

  The Company's anticipated growth may strain the Company's available management, manufacturing, financial and other resources. The Company is currently increasing its expense levels, including the hiring of additional manufacturing, research, development and engineering, and sales and administrative personnel, and continuing its investments in inventory, including its investment in evaluation systems. Any failure to expand these areas in an efficient manner could have a material adverse effect on the Company. Moreover, there can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's expanded operations. The Company's growth may require that it secure additional facilities or expand in its current facility. Any move to new facilities or expansion within its present facilities could be disruptive and could have a material adverse effect on the Company.

  The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense. The Company faces the task of quickly identifying, recruiting, training and integrating new employees. There can be no assurances that the Company will be successful in doing so or, if successful, in retaining such employees. See "Business--Employees."

DEPENDENCE ON KEY PERSONNEL

  The Company's success depends to a large extent upon the efforts and abilities of Dr. Gregor Campbell, President and Chief Executive Officer, and James Marshall, Executive Vice President and Chief Operating Officer. The loss of either Dr. Campbell or Mr. Marshall could have a material adverse effect on the Company. The Company has not entered into written employment agreements with any of its executive officers.

SOLE OR LIMITED SOURCES OF SUPPLY

  The Company relies on outside suppliers to manufacture substantially all of the components and subassemblies used in its plasma processing systems. Certain of these are obtained from a sole supplier or a limited group of suppliers. For example, the wafer cassette elevator load locks used in the Company's APEX 7000(R), PINNACLE 8000(R) and PINNACLE 8000R(TM) plasma processing systems are sole sourced from Brooks Automation. The Company's reliance on outside suppliers generally, and a sole or a limited group of suppliers in particular, involves several risks, including a potential inability to obtain an adequate supply of required components, as well as reduced control over pricing and timely delivery of such components. Because the manufacture of certain of these components and subassemblies is a complex process and can require long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Manufacturing."

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

  The development and manufacture of the Company's systems and enhancements requires a significant investment in inventory and working capital. In order to remain competitive, the Company must continue to make significant investment in the components and subassemblies used in its plasma processing systems, in the expansion of its operations, in evaluation systems, and in research and development. Such investment will require financial resources such as was received from the Company's Initial Public Offering in August 1995, funds available under the Company's current revolving line of credit, anticipated cash flow from operations, existing cash balances, and additional equipment financing. Although no assurances can be given in this regard, the Company anticipates that these capital resources will support its financing requirements through at least the next twelve months. Thereafter, or to the extent that such financial resources are insufficient to fund the Company's activities, additional funds may be required. If necessary, the Company would seek such additional funding either through collaborative arrangements or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to shareholders will result. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its planned capital expenditures or research or development programs, or to reduce its various operating expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

FINANCIAL COVENANTS AND RESTRICTIONS IMPOSED BY LENDER

  In June 1995, the Company entered into an amended line of credit. The amended line of credit places certain restrictions on the Company that, among other things, prohibit the Company from paying cash dividends or repurchasing its stock, merging or consolidating with certain other corporations, entering into certain transactions, including asset acquisitions, outside of the ordinary course of business, and incurring any debts outside of the ordinary course of business that would have a material adverse effect on the Company. The amended line of credit also requires the Company to comply with certain financial ratios and tests. The Company is currently in compliance with all covenants and restrictions contained in the amended revolving line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements.

FUTURE ACQUISITIONS

  The Company intends to pursue acquisitions of related businesses, products or technologies as opportunities arise. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization expenses related to goodwill and other intangible assets, all of which could adversely affect the Company's profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with the Company's entering markets in which it has no or limited direct prior experience, and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, no assurances can be given as to the effect thereof on the Company's business or operating results.

INTELLECTUAL PROPERTY RIGHTS

  The Company relies on a variety of types of intellectual property protection to protect its proprietary technology, including patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods. Although the Company believes that its patents and trademarks may have value, the Company believes that its future success will also depend on the innovation, technical expertise and marketing abilities of its personnel. The Company currently holds five patents in the United States, has one patent application pending in South Korea, has two patent applications pending in each of Japan and Europe, and intends to file additional patent applications as appropriate. The Company's patents and patent applications relate to the Company's MORI(TM) plasma source. The Company also holds a copyright on its MACSE(TM) proprietary software. In addition, the Company has six trademarks that are registered with the United States patent and trademark office, including PMT(R), APEX 7000(R) and PINNACLE 8000(R).

  There can be no assurance that the additional patents will be issued on the pending applications or that competitors will not be able to legitimately ascertain proprietary information embedded in the Company's products which is not covered by patent or copyright. In such case, the Company may be precluded from preventing the competitor from making use of such information. In addition, should the Company wish to assert its patent rights against a particular competitor's product, there can be no assurance that any claim in a Company patent will be sufficiently broad nor, if sufficiently broad, any assurance that the Company patent will not be challenged, invalidated or circumvented, or that the Company will have sufficient resources to prosecute its rights. The Company's policy is to vigorously protect and defend its patents, trademarks and trade secrets.

  There are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any unresolved claim where the Company has received notice that it is infringing intellectual property rights of others. There can be no assurance, however, that such infringement claims will not be asserted in the future nor can there be any assurance, if such claims were made, that the Company would be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms. In addition, the Company believes that litigation in its industry over patent rights has been increasing in recent years.

  The Company's involvement in any patent dispute or other intellectual property dispute or in any action to protect trade secrets and know-how, even if successful, could have a material adverse effect on the Company and its business. Adverse determinations in any such action could subject the Company to significant liabilities, require the Company to seek licenses from third parties, which might not be available, and possibly prevent the Company from manufacturing and selling its products, any of which could have a material adverse effect on the Company and its business. See "Business--Intellectual Property."

ENVIRONMENTAL REGULATIONS

  The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its customer demonstrations and in research and development activities. Public attention has increasingly been focused on the environmental impact of operations which use hazardous materials. Failure to comply with present or future regulations could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand at its present locations, or requirements for the acquisition of significant equipment or other significant expense. See "Business--Manufacturing."

POSSIBLE VOLATILITY OF STOCK PRICE; DILUTION

  The Company believes that a variety of factors could cause the price of the Company's Common Stock to fluctuate, perhaps substantially, including: announcements of developments related to the Company's business; fluctuations in the Company's operating results and order levels; general conditions in the semiconductor industry or the worldwide economy; announcements of technological innovations; new products or product enhancements by the Company or its competitors; developments in patents or other intellectual property rights; and developments in the Company's relationships with its employees, customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of small capitalization stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

ITEM 2. PROPERTIES

  The Company currently leases two buildings that comprise a total of 54,000 square feet in Chatsworth, California. The Company's 34,000 square foot corporate headquarters building houses senior management, sales, marketing, research and development, customer applications, engineering, and customer support functions. The 20,000 square foot operations building houses all of the Company's manufacturing operations, including materials planning, purchasing, shipping and receiving, stockroom, assembly and test, as well as sales order entry, finance and human resources. Current leases on both buildings expire on December 31, 1996. The Company also leases on a month to month basis an office in Seoul, Korea for sales and customer support.

ITEM 3. LEGAL PROCEEDINGS

  In the ordinary course of its business, the Company may be involved in legal proceedings from time to time. As of the date hereof, there are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

  The Company's Common Stock began trading in the over-the-counter market on August 23, 1995 upon effectiveness of the registration statement relating to the Company's initial public offering (the "Initial Public Offering"), and is quoted on the Nasdaq National Market System under the symbol "PMAT". The quarterly high and low sale prices for the Company's Common Stock as reported on the Nasdaq National Market System for each full quarterly period since August 23, 1995 are as follows:

                                                                    HIGH   LOW
                                                                    ----   ---
   1995
    Fourth quarter................................................ $17.50 $ 9.00
   1996
    First quarter (through March 15, 1996)........................ $16.25 $8.625

  As of March 15, 1996, there were 93 shareholders of record of the Company's Common Stock.

  The Company has not declared or paid cash dividends to its shareholders. The Company anticipates that all of its earnings in the near future will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its Common Stock in the foreseeable future. Declaration of dividends on the Common Stock will depend, among other things, upon levels of indebtedness, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions. The agreements governing the Company's indebtedness contain provisions which prohibit the Company from paying dividends on its Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data of the Company are qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data set forth below for the year ended February 28, 1994, as of and for the ten months ended December 31, 1994, and as of and for the year ended December 31, 1995, have been derived from the audited financial statements of the Company included elsewhere in this Form 10-K. The selected consolidated financial data set forth below as of and for the year ended February 28, 1992, as of and for the year ended February 28, 1993, and as of February 28, 1994, have been derived from audited financial statements of the Company not included in this Form 10-K. The selected consolidated financial data for the ten months ended December 31, 1993 and for the twelve months ended December 31, 1994 have been derived from unaudited consolidated financial statements of the Company, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the periods presented.

                                                   TEN MONTHS ENDED
                                                   DECEMBER 31, (1)     YEAR ENDED FEBRUARY 28,
                                                   ------------------  ---------------------------
                                         TWELVE
                          YEAR ENDED  MONTHS ENDED
                         DECEMBER 31, DECEMBER 31,
                           1995 (2)     1994 (1)      1994      1993      1994      1993     1992
                         ------------ ------------ --------  --------  --------  --------  -------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF
OPERATIONS:
Revenues:
 Product sales..........   $20,890      $ 9,813    $  8,005  $  4,435  $  6,244  $  4,215  $ 1,376
 License revenue........       400          700         700     1,900     1,900        --    2,000
                           -------      -------    --------  --------  --------  --------  -------
  Total revenue.........    21,290       10,513       8,705     6,335     8,144     4,215    3,376
Costs and expenses:
 Costs of goods sold....    11,144        6,444       5,404     3,218     4,259     2,442      763
 Research and
  development...........     4,567        4,210       3,584     2,186     2,812     2,218    1,205
 Selling, general and
  administrative........     5,943        3,917       3,382     1,688     2,224     1,806    1,083
                           -------      -------    --------  --------  --------  --------  -------
  Total costs and
  expenses:                 21,654       14,571      12,370     7,092     9,295     6,466    3,051
                           -------      -------    --------  --------  --------  --------  -------
 Income (loss) before
  interest and income
  tax provision.........      (364)      (4,058)     (3,665)     (757)   (1,151)   (2,251)     325
Other:
 Interest expense.......      (294)        (159)       (146)     (213)     (227)      (94)     (22)
 Interest income........       777          143         125        15        32        26       21
                           -------      -------    --------  --------  --------  --------  -------
 Income (loss) before
  income tax provision..       119       (4,074)     (3,686)     (955)   (1,346)   (2,319)     324
 Income tax provision...         1           54          54        51        51        --      196
                           -------      -------    --------  --------  --------  --------  -------
 Net income (loss)......   $   118      $(4,128)   $ (3,740) $ (1,006) $ (1,397) $ (2,319) $   128
                           -------      -------    --------  --------  --------  --------  -------
 Net income (loss) per
  share (3).............   $  0.02      $ (0.82)   $  (0.75)
                           -------      -------    --------
 Number of shares used
  in per share
  computation (3).......     6,593        5,013       5,013
                           -------      -------    --------

                                         DECEMBER 31, (1)     FEBRUARY 28,
                                         ----------------  --------------------
                                          1995(2)   1994    1994   1993   1992
                                         --------  ------  ------  ----- ------
                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.........................  $49,037  $6,171  $5,926   $609 $1,205
Total assets............................   59,293  16,631  12,080  5,032  3,145
Long-term debt (capital lease
 obligations), less current portion.....      686     733     145    387    119
Redeemable convertible preferred stock..       --  14,205   8,705  1,250     --
Shareholders' equity (deficit),
 excluding redeemable convertible
 preferred stock........................   53,413  (4,419)   (646)   820  1,901

- --------
(1) During 1994, the Company changed its fiscal year end from the last day of February to December 31. Information for the twelve months ended December 31, 1994 (unaudited) is provided for comparison to the information for the year ended December 31, 1995. Information for the ten months ended December 31, 1993 (unaudited) is provided for comparison to the information for the ten months ended December 31, 1994.

(2) On August 29, 1995, the Company completed its Initial Public Offering, resulting in approximately $40,093,235 of net proceeds to the Company. The funds are to be used to cover the Company's working capital needs, its investment in evaluation systems and capital expenditures, and to continue to expand its research and development and operational activities. The Company may also use a portion of the net proceeds to acquire related businesses, products or technologies.

(3) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K.

OVERVIEW

  The Company began operations in July 1986 to develop, manufacture and sell advanced plasma technology products. From 1986 until 1990, the Company worked with Leybold and commercialized the Company's Advanced Plasma Source (APS) technology that was developed by Dr. Campbell while studying at UCLA. The Company receives royalties from Leybold, which currently manufactures advanced optical coating equipment utilizing the Company's APS technology. In 1990, the Company began development of a second plasma technology, its MORI(TM) plasma source, and signed licensing and OEM agreements with Alcan-Tech, an affiliate of Canon Sales, in November 1991, with NEC Anelva in February 1992, with Leybold in December 1992, and with Watkins-Johnson in December 1993. In December 1995, the Company agreed in principle with NEC Anelva to extend its original OEM and licensing agreement so that the two parties could jointly develop, manufacture and market an intermetal dielectric CVD system based upon PMT's MORI(TM) source. The Company introduced its plasma processing systems, the APEX 7000(R) and the PINNACLE 8000(R), in 1993, and made its first shipments to end use customers beginning in June 1994. The Company introduced and made its first shipments to end use customers of its PINNACLE 8000R(R) system in December 1995. When sold directly to end use customers, an APEX 7000(R) system has a list price of approximately $975,000. The Company's PINNACLE 8000(R) and PINNACLE 8000R(R) systems have list prices ranging from $1,800,000 to $2,800,000, and from $1,900,000 to $3,100,000, respectively, depending upon the number of modules that are sold with the system.

  The Company generally recognizes sales upon shipment of its products. Accordingly, the Company's product sales are significantly affected by the timing of product shipments. See "Risk Factors--Quarterly Fluctuations in Operating Results." In addition, the Company often allows customers to evaluate systems, and since customers can return such systems to the Company at any time with limited or no penalty, the Company does not recognize a sale of an evaluation system until it has been accepted by the customer. See Notes 1 and 3 of Notes to Consolidated Financial Statements. The Company's collection practices and credit terms are consistent with industry practice and, with respect to sales of systems, generally provide for a customer to be invoiced upon shipment, with a substantial portion of the payment (typically 80% to 90%) due within a certain amount of time thereafter (typically 30 days), and with the balance of the system's purchase price due upon final installation and acceptance. The purchase price for sales of the Company's other products, including MORI(TM) sources and spare parts, is invoiced at 100% upon shipment, and is normally due within thirty days.

  On August 29, 1995, the Company completed its Initial Public Offering, resulting in approximately $40,093,235 of net proceeds to the Company. In connection with the Initial Public Offering, the Board of Directors approved a one-for-three reverse stock split of the Company's Common Stock. The reverse stock split has been accounted for as if it had taken place as of the earliest date presented. Effective August 29, 1995, all of the Company's outstanding Preferred Stock (13,337,219 shares) automatically converted into 4,445,740 shares of Common Stock.

RESULTS OF OPERATIONS

  The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                           TEN MONTHS ENDED
                                                           DECEMBER 31, (1)
                                                           -------------------
                                                 TWELVE
                                  YEAR ENDED  MONTHS ENDED
                                 DECEMBER 31, DECEMBER 31,
                                   1995(2)      1994(1)      1994       1993
                                 ------------ ------------ --------   --------
Product sales..................      98.1%        93.3%        92.0%      70.0%
License revenue................       1.9          6.7          8.0       30.0
                                    -----        -----     --------   --------
  Total revenue................     100.0        100.0        100.0      100.0
                                    -----        -----     --------   --------
Cost of goods sold.............      52.3         61.3         62.1       50.8
Research and development.......      21.5         40.0         41.2       34.5
Selling, general and
 administrative................      27.9         37.3         38.8       26.6
                                    -----        -----     --------   --------
  Total costs and expenses.....     101.7        138.6        142.1      111.9
                                    -----        -----     --------   --------
Loss before interest and income
 taxes.........................      (1.7)       (38.6)       (42.1)     (11.9)
Interest income (expenses),
 net...........................       2.3         (0.2)        (0.2)      (3.1)
                                    -----        -----     --------   --------
Income (loss) before income tax
 provision.....................       0.6        (38.8)       (42.3)     (15.0)
Income tax provision...........        --          0.5          0.6        0.8
                                    -----        -----     --------   --------
Net income (loss)..............       0.6%       (39.3)%      (42.9)%    (15.8)%
                                    -----        -----     --------   --------
Gross margin on product sales..      46.7%        34.3%        32.5%      27.4%

- --------
(1) During 1994, the Company changed its fiscal year end from the last day of February to December 31. Information for the twelve months ended December 31, 1994 (unaudited) is provided for comparison to the information for the year ended December 31, 1995. Information for the ten months ended December 31, 1993 (unaudited) is provided for comparison to the information for the ten months ended December 31, 1994.

(2) On August 29, 1995, the Company completed its Initial Public Offering, resulting in approximately $40,093,235 of net proceeds to the Company. The funds are to be used to cover the Company's working capital needs, its investment in evaluation systems and capital expenditures, and to continue to expand its research and development and operational activities. The Company may also use a portion of the net proceeds to acquire related businesses, products or technologies.

  Product Sales. Product sales increased to approximately $20.9 million for the year ended December 31, 1995 from aproximately $9.8 million for the twelve months ended December 31, 1994, an increase of 113%. These increases were attributable to the market acceptance of the Company's advanced plasma processing systems (primarily the PINNACLE 8000(R) system). Shipments of these high density, low pressure plasma platforms increased to eight PINNACLE 8000(R) systems and one PINNACLE 8000R(R) system in fiscal 1995, compared to three PINNACLE 8000(R) systems and three APEX 7000(R) systems in the twelve months ended December 31, 1994. Product sales increased to approximately $8.0 million for the ten months ended December 31, 1994 from approximately $4.4 million for the ten months ended December 31, 1993, an increase of 82%. The increase in the ten months ended December 31, 1994 was due primarily to increased sales of systems and MORI(TM) sources, as well increased sales of spare parts. The Company had no sales of Apex systems during 1995, and expects that most of its product sales in the near term will be derived from sales of its newer PINNACLE 8000R(R) system.

  International sales accounted for approximately 47%, 66% and 66% of total revenue in the year ended December 31, 1995, in the ten months ended December 31, 1994, and in the ten months ended December 31, 1993, respectively. The Company anticipates that international sales will continue to account for a significant portion of its total revenue. In particular, the Company expects that product sales to Japanese and Korean semiconductor manufacturers will continue to represent a significant percentage of the Company's revenue through at least 1996; however, the Company's international sales as a percentage of its total revenue should decrease in the future from historical levels, as the Company anticipates an increase in the percentage of its product sales made to domestic customers. In addition, because of the large unit price associated with the Company's systems, the Company anticipates that its product sales will continue to be made to a small number of customers in any given quarter. See Note 1 of Notes to Consolidated Financial Statements.

  License Revenue. The Company has entered into licensing agreements with Leybold, Canon Sales, NEC Anelva and Watkins-Johnson which grant certain rights for the use of the Company's MORI(TM) technology. These agreements provide for an initial lump-sum license payment and generally provide the licensee with the right, upon making further payments, to expand the scope of the license. The agreement with Watkins-Johnson further provided for certain joint development programs between Watkins-Johnson and the Company, and for the purchase of a minimum quantity of Company products (which have been purchased by Watkins-Johnson). The Company does not anticipate any further joint development programs with, or product purchases by, Watkins-Johnson. See "Business--Research, Development and Engineering." The Company believes that the anticipated termination of these relationships with Watkins-Johnson will not have a material effect upon the Company's future revenues or product development efforts.

  For the six months ended December 31, 1995, the Company received no license revenue, as all these licenses were fully paid. For the year ended December 31, 1995, license revenue was $0.4 million compared to $0.7 million for the twelve months ended December 31, 1994. For the ten months ended December 31, 1994, license revenue was $0.7 million compared to $1.9 million for the ten months ended December 31, 1993. The Company does not anticipate the receipt of any additional license revenue from its agreements with Canon Sales, NEC Anelva or Watkins-Johnson, for at least the next twelve months. However, the Company may enter into additional license agreements as it deems appropriate in order to broaden the applications of its MORI(TM) technology, or to improve the Company's market penetration.

  Gross Margin on Product Sales. The Company's gross margin on product sales has historically fluctuated and has been dependent primarily on the channels through which sales are made in a particular period. In general, sales through the Company's direct sales staff are normally made at higher selling prices than those made through the Company's distributor and OEM channels. The Company's gross margin on product sales was 46.7% in fiscal 1995 as compared to 34.3% for the twelve months ended December 31, 1994, 32.5% for the ten months ended December 31, 1994, and 27.4% for the ten months ended December 31, 1993. The increase in the margin for 1995 and 1994 is attributable to an increase in units shipped through the Company's direct sales staff, which resulted in improved production efficiencies, in addition to a higher average selling price.

  Research and Development Expenses. The Company believes that to remain in a strong technological position in the industry, it is critical to continue to make substantial investments in research and development. The Company's research and development expenses have remained fairly constant at approximately $1.0 million per quarter since January 1994, as the Company maintained a relatively high level of spending to expand the applications for its MORI(TM) technology. As the Company's revenue increased, these expenses have become a smaller percentage of total revenue. PMT spent $4.6 million or 22% of total revenue on research and development related activities in fiscal 1995. This compared to $4.2 million or 40% of total revenue in the twelve months ended December 31, 1994, $3.6 million or 41% of total revenue for the ten months ended December 31, 1994, and $2.2 million or 35% of total revenue for the ten months ended December 31, 1993. The major focus of the Company's research and development efforts during fiscal 1995 was using the Company's proprietary plasma source technology to develop new processes for advanced etch requirements. This led to the development and introduction into production in December 1995 of an integrated stack etch process for an EEPROM device and the foundation for development programs in Korea and Japan.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.9 million or 28% of total revenue in fiscal 1995. This compared to $3.9 million or 37% of total revenue in the twelve months ended December 31, 1994, $3.4 million or 39% of total revenue for the ten months ended December 31, 1994, and $1.7 million or 27% of total revenue for the ten months ended December 31, 1993. These dollar increases are primarily due to the expansion of the Company's customer service department to support the increased number of systems (including evaluation systems) that were installed at customer sites worldwide. In addition, the Company incurred increased selling expenses associated with the expansion of its sales organization. As a percentage of sales, these expenses have become a smaller percentage of revenue due to increased revenue. The Company anticipates that selling, general and administrative expenses will continue to grow in relation to the growth in revenues. See "Risk Factors--History of Losses" and "-- Quarterly Fluctuations in Operating Results."

  Loss from Operations. The Company realized a $0.4 million loss from operations, or 2% of total revenue in fiscal 1995, as compared with a $4.1 million loss from operations, or 39% of total revenue in the twelve months ended December 31, 1994. As a percentage of total revenue, the operating loss has decreased due to the growth in revenue in addition to the decrease in operating expenses as a percentage of total revenue. For the ten months ended December 31, 1994, the Company sustained a $3.7 million loss from operations, or 42% of revenue, as compared with a $0.8 million loss from operations, or 12% of total revenue, for the ten months ended December 31, 1993. As a percentage of total revenue, the operating loss increased due to the expansion of the Company's research, sales and service departments.

  Interest Income/Expense. Interest income increased to $777,000 in 1995 from $143,000 in the twelve months ended December 31, 1994, an increase of 443%. This was due to income derived from the proceeds of the Company's Initial Public Offering and resulted in the Company's profitability in fiscal 1995, notwithstanding a $364,000 loss from operations. Interest income increased to $125,000 for the ten months ended December 31, 1994 from $15,000 in the ten months ended December 31, 1993, an increase of 773%, as larger cash balances generated increased interest income.

  Interest expense increased to $294,000 in 1995 from $159,000 in the twelve months ended December 31, 1994, an increase of 84%. This was due to higher capital lease expenses combined with the utilization of a revolving bank line of credit in the first two quarters of fiscal year 1995. For the ten months ended December 31, 1994, interest expense decreased 46% compared to the ten months ended December 31, 1993 due to the limited use of the line of credit.

  Income Taxes. The Company paid no income tax in fiscal 1995, due to the ability to utilize past net operating loss carryforwards and research credits that are available to be applied against future profits. There is no provision for federal income taxes during the year ended December 31, 1995 and the ten months ended December 31, 1994 other than the minimum state requirements due to the reduction in the deferred tax valuation allowance resulting from the utilization of past net operating losses. As of December 31, 1995, the Company had research and development credit carryforwards of approximately $0.8 million and $0.3 million for federal and state tax purposes, respectively, that expire at various dates through 2010. The Company also had net operating loss carryforwards at December 31, 1995, for federal and state income tax purposes, of approximately $5.4 million and $2.7 million, respectively, which expire at various dates through 2008. The Company's utilization of its net operating loss and credit carryforwards depends upon future income and is subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions. See Note 6 of Notes to Consolidated Financial Statements.

  Net Income (Loss). Net income in fiscal year 1995 was $0.1 million, compared to a net loss of $4.1 million in the twelve months ended December 31, 1994. The net income realized in 1995 was due primarily to the $777,000 in interest income earned from the investment of Initial Public Offering proceeds and the management of costs in relation to revenue in 1995. Net loss in the ten months ended December 31, 1994 was $3.7 million as compared to a $1.0 million loss in the ten months ended December 31, 1993 due to the increase in the Company's operating expenses during the 1994 period.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1995, the Company had $38.7 million in cash, cash equivalents and short-term investments, compared to $3.6 million at December 31, 1994. This increase resulted from the proceeds of the Initial Public Offering during the third quarter of fiscal 1995, in which the Company sold 3,162,500 shares of Common Stock with aggregate proceeds to the Company of approximately $40.1 million. The Company anticipates that the proceeds will be used primarily for working capital, investment in evaluation systems, expanded research and development, and purchases of capital equipment. The Company may also use a portion of such proceeds to acquire related businesses, products or technologies.

  The Company has a revolving line of credit agreement with a commercial bank which provides borrowings up to the lessor of $3,000,000 or 75% of eligible accounts receivable. Interest is payable monthly for borrowings at the bank prime rate plus 1.5% (9.5% at December 31, 1995.) The revolving line of credit agreement expires on June 5, 1996. At December 31, 1995, there were no borrowings outstanding under the revolving credit line, and $3,000,000 was available for borrowings under the agreement. The agreement places certain restrictions on the Company which, among other things, prohibit the Company from paying cash dividends or repurchasing its stock, and requires the Company to comply with certain financial ratios and covenants. The Company is currently in compliance with all covenants and restrictions contained in the revolving line of credit. Although no assurances can be given in this regard, the Company expects to negotiate an extension of this line of credit upon similar terms.

  In December 1993, the Company entered into a master equipment lease agreement which provides for lease financing of certain equipment purchases in an amount of up to $1.5 million. At June 30, 1995, the Company had financed the maximum of approximately $1.5 million in equipment pursuant to this facility, at an interest rate of 12.4%. See Note 7 of Notes to Consolidated Financial Statements.

  Net cash used in operating activities was $4.3 million, $6.9 million and $1.2 million for the year ended December 31, 1995, the ten months ended December 31, 1994, and the year ended February 28, 1994, respectively. Net cash used in operating activities in 1995 consisted primarily of the $7.3 million increase in the Company's accounts receivable, partially offset by a reduction in inventories. Net cash used in operating activities during the ten months ended December 31, 1994 consisted primarily of the $3.7 million net loss for the period plus the $3.9 million increase in the Company's inventories, as well as the $1.0 million increase in deferred revenue. Net cash provided by operating activities for the year ended February 28, 1994 consisted primarily of the $1.4 million net loss and a $2.0 million increase in the Company's inventory, partially offset by the recognition of $1.0 million in deferred revenue. Net cash used in investing activities was approximately $15.4 million, $1.6 million and $0.9 million for the year ended December 31, 1995, the ten months ended December 31, 1994, and the year ended February 28, 1994, respectively. Net cash used in investing activities in 1995 consisted primarily of the Company's purchase of certain short-term investments using the proceeds from its initial public offering. Net cash provided by financing activities was approximately $40.9 million, $7.1 million and $6.5 million for the year ended December 31, 1995, the ten months ended December 31, 1994, and the year ended February 28, 1994, respectively. Net cash provided by financing activities in 1995 consisted primarily of the proceeds from the Company's initial public offering, as well as approximately $3.4 million in proceeds from the prior private sale of preferred stock, and was partially offset by $3.8 million in prepayments of borrowings under the Company's existing line of credit.

  The Company anticipates that it will spend approximately $6.0 million for capital expenditures during fiscal 1996. This is expected to include investments in demonstration and test equipment, information systems, and other capital items that should enable the Company to expand its ability to support and develop new products and services. In addition, the Company expects to increase its investment in inventory of evaluation systems at customer sites.

  The Company anticipates that the proceeds from its Initial Public Offering, existing cash balances and additional equipment financing should be sufficient to support its financial requirements through at least December 31, 1996.

  In March 1996, the Company agreed to participate in a partnership with certain third party investors to fund research and development costs and expenses relating to CVD technology and applications. The Company does not believe that its participation in such partnership will have an adverse impact on liquidity during the Company's 1996 fiscal year.

IMPACT OF INFLATION

  Although the Company cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on the Company's product sales or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), which will be effective for the Company's fiscal year ending December 31, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are presented and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Awards of Stock-Based Compensation to Employees ("SFAS No. 123"), which will be effective for the Company's fiscal year ending December 31, 1996. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting requirements of SFAS No. 123. The Company will adopt the disclosure requirements of SFAS No. 123 in the first quarter of 1996, but will elect to continue to measure compensation costs following present accounting rules under APB No. 25. Consequently, the Company will provide pro forma disclosures of what net income and earnings per share would have been had the fair market value method of SFAS No. 123 been used for the relevant periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the Index included at "Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be contained in the Company's Proxy Statement for its Annual Shareholders Meeting, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and is incorporated herein by reference.

                               ----------------

  The following companies are mentioned in this Annual Report on Form 10-K:
Alcan-Tech Co., Inc. ("Alcan-Tech"), Anelva Corporation, a subsidiary of NEC Corporation ("NEC Anelva"), Applied Materials, Inc. ("Applied Materials"), AT&T Corp. ("AT&T"), Brooks Automation, Inc. ("Brooks Automation"), Canon Sales Co., Inc. ("Canon Sales"), Dallas Semiconductor Corporation ("Dallas Semiconductor"), Fujitsu Ltd. ("Fujitsu"), Hitachi, Ltd. ("Hitachi"), Hyundai Corp. ("Hyundai"), Lam Research Corporation ("Lam Research"), Leybold AG ("Leybold"), LG International America ("LG Semicon"), Metron Semiconductors Europe, B.V. ("Metron"), NEC Corporation ("NEC"), Novellus Systems, Inc. ("Novellus"), OKI Electric Industry Co., Ltd. ("OKI"), Plasma-Therm, Inc. ("Plasma-Therm"), Samsung Co. Ltd. ("Samsung"), SEMATECH, INC. ("SEMATECH"), Sharp Corp. ("Sharp"), Techlink Semiconductor Co., Ltd. ("Techlink"), Texas Instruments Incorporated ("Texas Instruments"), Tokyo Electron Ltd. ("Tokyo Electron"), Toshiba Corporation ("Toshiba"), TriQuint Semiconductor ("TriQuint Semi-conductor"), and Watkins-Johnson Company ("Watkins-Johnson").

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) (1) INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
   Report of Independent Auditors........................................ F-1
   Consolidated Balance Sheets--December 31, 1995 and 1994............... F-2
   Consolidated Statements of Operations--Year ended December 31, 1995,
   Ten months ended December 31, 1994, and the Year ended February 28,
   1994.................................................................. F-4
   Consolidated Statements of Shareholders' Equity (Deficit)--Year ended
   December 31, 1995, Ten months ended December 31, 1994, and the Year ended February 28, 1994............................................... F-5
   Consolidated Statements of Cash Flows--Year ended December 31, 1995,
   Ten months ended December 31, 1994, and the Year ended February 28,
   1994.................................................................. F-6
   Notes to Consolidated Financial Statements............................ F-7

  (A) (2) INDEX TO FINANCIAL STATEMENT SCHEDULES

  Schedule II--Valuation and Qualifying Accounts............................ S-1

  All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

  (A) (3) LIST OF EXHIBITS

 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
  3.1*   Sixth Restated Articles of Incorporation of the Company
  3.2*** Seventh Restated Articles of Incorporation of the Company
  3.3*   Bylaws of the Company, as amended and currently in effect
  4.1*   Warrant to Purchase Common Stock issued to St. Paul Fire and Marine
         Insurance Company on November 29, 1993
  4.2*   Warrant to Purchase Common Stock issued to Brentwood Associates V,
         L.P. on November 29, 1993
  4.3*   Co-Investment Agreement made as of August 30, 1991 between BeneVent and Brentwood V

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

 10.1*   1991 Stock Option Plan of the Company

OTHER MATERIAL CONTRACTS

 10.2*** International Technology License and Sales Agreement between the
         Company and Alcan-Tech Co., Inc. dated November 15, 1991
 10.3*** International Technology License and Sales Agreement between the
         Company and Anelva Corporation, dated February 7, 1992

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.4*   Technology License and Sales Agreement between the Company and Leybold
         AG dated December 8,
         1992
 10.5*** Technology License and Sales Agreement between the Company and
         Watkins-Johnson Company dated December 23, 1993
 10.6*   Master Lease Agreement between Phoenix Leasing Inc. and the Company, effective December 16, 1993 and ending December 16, 1997
 10.7*   Royalty Agreement dated October 3, 1986 by and between the Company and
         Messrs. Conn, Campbell and Goebel
 10.8*   Assignment of Royalty Rights dated June 8, 1990 executed by Messrs.
         Conn and Campbell in favor of the Company
 10.9*   Agreement entered into the 25th day of June 1986 by and between the
         Company and Leybold-Heraeus GmbH
 10.10*  Loan and Security Agreement between the Company as Borrower and
         Silicon Valley Bank as Lender, dated September 9, 1993, as amended by those Amendments to Loan Agreement dated June 14, 1994 and June 21,
         1995, with schedules
 10.11*  Loan and Security Agreement (Exim) between the Company as Borrower and
         Silicon Valley Bank as Lender, dated June 21, 1995, with schedules
 10.12** Distribution Agreement dated July 1, 1995 by and between the Company and Canon Sales
 11.1    Computation of Per Share Earnings
 23.1    Consent of Ernst & Young LLP
 24.1    Power of Attorney

- --------
  * Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-4450) on July 11, 1995.

 ** Filed as an exhibit to Amendment No. 1 to the Company's Registration
    Statement on Form S-1 (Registration No. 33-94450) on July 28, 1995.

*** Filed as an exhibit to Amendment No. 3 to the Company's Registration
    Statement on Form S-1 (Registration No. 33-94450) on August 22, 1995.

  + Certain portions of this exhibit have been omitted from the copies filed as part of Amendment No. 1 or Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-94450), as the case may be, and are the subject of an order granting confidential treatment with respect thereto.

  (B) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Plasma & Materials Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of Plasma & Materials Technologies, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 1995, the ten month period ended December 31, 1994 and the year ended February 28, 1994. Our audits also included the financial statement schedule listed in the index of
Item 14 (a) (2). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plasma & Materials Technologies, Inc. at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the year ended December 31, 1995, the ten month period ended December 31, 1994 and the year ended February 28, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Woodland Hills, California
January 30, 1996

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1995        1994
                                                         ----------- -----------
Assets
Current assets:
  Cash and cash equivalents............................  $24,770,363 $ 3,563,753
  Short-term investments...............................   13,992,109          --
  Accounts receivable, less allowance of $0 at December
     31, 1995 and $33,522 at December 31, 1994.........    8,423,272   1,088,612
Inventories............................................    5,453,835   5,629,477
  Demonstration inventory..............................    1,367,233   1,756,125
  Prepaid expenses.....................................      223,970     189,614
  Advances to employees/officer/shareholder............           --      55,145
                                                         ----------- -----------
    Total current assets...............................   54,230,782  12,282,726
Property, equipment and leasehold improvements:
  Machinery and equipment..............................    5,178,478   3,945,026
  Furniture and fixtures...............................    1,171,833     834,771
  Leasehold improvements...............................    1,383,191   1,326,624
                                                         ----------- -----------
                                                           7,733,502   6,106,421
  Less accumulated depreciation and amortization.......    3,157,459   1,914,778
                                                         ----------- -----------
                                                           4,576,043   4,191,643
Other assets...........................................      486,182     156,555
                                                         ----------- -----------
Total assets...........................................  $59,293,007 $16,630,924
                                                         =========== ===========

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------
Liabilities and shareholders' equity (deficit)
Current liabilities:
  Revolving line of credit..........................  $        --  $ 2,000,000
  Accounts payable..................................    3,724,984    3,096,955
  Warranty expense..................................      449,295      129,934
  Accrued expenses..................................      298,721      239,126
  Accrued salaries and related liabilities..........      228,998      148,064
  Current portion of capital lease obligations......      491,561      497,737
                                                      -----------  -----------
    Total current liabilities.......................    5,193,559    6,111,816
Capital lease obligations, less current portion.....      686,230      733,086
Redeemable convertible preferred stock (Series C, D,
 E and F) Issued and outstanding--8,889,048 shares
 at December 31, 1994...............................           --   14,205,000
Commitments and Contingencies
Shareholders' equity (deficit):
  Preferred Stock undesignated
    Authorized shares--20,000,000
    Issued and outstanding--None
  Convertible preferred stock (Series A and B), no
     par value, aggregate liquidation preference of
     $3,062,988 at December 31, 1994
    Authorized shares--none at December 31, 1995 and
        2,900,000 at December 31, 1994
    Issued and outstanding--2,823,837 at December
        31, 1994....................................           --    3,035,903
  Common Stock, no par value:
    Authorized shares--16,666,666
    Issued and outstanding--8,659,843 at December
        31, 1995 and 938,590 at December 31, 1994...   60,975,483      179,259
  Accumulated deficit...............................   (7,562,265)  (7,634,140)
                                                      -----------  -----------
Total shareholders' equity..........................   53,413,218   (4,418,978)
                                                      -----------  -----------
Total liabilities and shareholders' equity..........  $59,293,007  $16,630,924
                                                      ===========  ===========

        See accompanying notes to the consolidated financial statements.

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        TEN MONTHS
                                          YEAR ENDED      ENDED       YEAR ENDED
                                         DECEMBER 31,  DECEMBER 31,  FEBRUARY 28,
                                             1995          1994          1994
                                         ------------  ------------  ------------
Revenue:
  Product sales......................... $20,889,713   $ 8,004,646   $ 6,243,900
  License revenue.......................     400,000       700,000     1,900,000
                                         -----------   -----------   -----------
                                          21,289,713     8,704,646     8,143,900
Costs and expenses:
  Costs of goods sold...................  11,143,716     5,403,614     4,258,783
  Research and development..............   4,566,853     3,583,371     2,812,163
  Selling, general and administrative...   5,943,702     3,382,246     2,224,116
                                         -----------   -----------   -----------
                                          21,654,271    12,369,231     9,295,062
Interest:
  Interest expense......................    (293,603)     (146,343)     (226,671)
  Interest income.......................     776,846       125,630        32,053
                                         -----------   -----------   -----------
Income (loss) before income tax
 provision..............................     118,685    (3,685,298)   (1,345,780)
Income tax provision....................         800        54,400        50,800
                                         -----------   -----------   -----------
Net income (loss)....................... $   117,885   $(3,739,698)  $(1,396,580)
                                         ===========   ===========   ===========
Net income (loss) per share............. $      0.02   $     (0.75)
                                         ===========   ===========
Number of shares used in per share
 computation............................   6,593,311     5,013,127
                                         ===========   ===========


        See accompanying notes to the consolidated financial statements.

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                           CONVERTIBLE PREFERRED
                           STOCK (SERIES A AND B)       COMMON STOCK
                           -----------------------  ----------------------  ACCUMULATED
                             SHARES      AMOUNT      SHARES      AMOUNT       DEFICIT       TOTAL
                           ----------  -----------  ---------  -----------  -----------  -----------
 Balance at March 1,
  1993...................   2,813,837  $ 3,032,403    947,223  $   186,823  $(2,399,207) $   820,019
  Exercise of options....          --           --        100          106           --          106
  Sale of (Series A)
   Convertible Preferred
   Stock.................      10,000        3,500         --           --           --        3,500
  Issue costs of (Series
   C and D) Redeemable
   Convertible Preferred
   Stock.................          --           --         --           --      (48,261)     (48,261)
  Repurchase of Common
   Stock.................          --           --    (23,333)     (24,500)          --      (24,500)
  Net loss...............          --           --         --           --   (1,396,580)  (1,396,580)
                           ----------  -----------  ---------  -----------  -----------  -----------
 Balance at February 28,
  1994...................   2,823,837    3,035,903    923,990      162,429   (3,844,048)    (645,716)
  Exercise of options....          --           --     14,600       15,330           --       15,330
  Sale of Common Stock
   warrants..............          --           --         --        1,500           --        1,500
  Issue costs of (Series
   E) Redeemable
   Convertible Preferred
   Stock.................          --           --         --           --     (50,394)      (50,394)
  Net loss...............          --           --         --           --   (3,739,698)  (3,739,698)
                           ----------  -----------  ---------  -----------  -----------  -----------
 Balance at December 31,
  1994...................   2,823,837    3,035,903    938,590      179,259   (7,634,140)  (4,418,978)
  Exercise of options....          --           --     48,460       50,883           --       50,883
  Issue costs of (Series
   F) Redeemable
   Convertible Preferred
   Stock.................          --           --         --           --      (46,010)     (46,010)
  Conversion of warrants
   to Common Stock.......          --           --     64,553           --           --           --
 Common Stock issued
  during the Initial
  Public Offering........          --           --  3,162,500   40,093,235           --   40,093,235
  Conversion of
   convertible preferred
   stock (Series A and B)
   to Common Stock.......  (2,823,837)  (3,035,903)   941,279    3,035,903           --           --
  Conversion of
   redeemable convertible
   preferred stock
   (Series C, D, E and F)
   to Common Stock.......          --           --  3,504,461   17,616,203           --   17,616,203
  Net income.............          --           --         --           --      117,885      117,885
                           ----------  -----------  ---------  -----------  -----------  -----------
 Balance at December 31,
  1995...................          --  $        --  8,659,843  $60,975,483  $(7,562,265) $53,413,218
                           ==========  ===========  =========  ===========  ===========  ===========

        See accompanying notes to the consolidated financial statements.

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     YEAR ENDED     TEN MONTHS ENDED     YEAR ENDED
                                  DECEMBER 31, 1995 DECEMBER 31, 1994 FEBRUARY 28, 1994
                                  ----------------- ----------------- -----------------
OPERATING ACTIVITIES
Net income (loss)...............    $    117,885       $(3,739,698)      $(1,396,580)
Adjustments to reconcile net in-
 come (loss) to net cash used in
 operating activities:
 Depreciation and amortization..       1,242,681           773,617           530,612
 Provision for loss on accounts
  receivable....................              --                --            10,000
 Advances to
  employees/officer/shareholder.          55,145            23,624           (66,652)
 Changes in operating assets and
  liabilities:
  Accounts receivable...........      (7,334,660)          231,089          (197,388)
  Inventories...................         564,534        (3,978,006)       (2,010,440)
  Prepaid expenses and other
   assets.......................         (34,356)         (154,898)           (9,535)
  Accounts payable and other
   accrued expenses.............       1,087,919         1,003,799           933,836
  Deferred revenue..............              --        (1,025,000)        1,025,000
                                    ------------       -----------       -----------
Net cash used in operating
 activities.....................      (4,300,852)       (6,865,473)       (1,181,147)
INVESTING ACTIVITIES
Purchases of property, equipment
 and leasehold improvements.....      (1,099,100)       (1,644,143)         (873,076)
Proceeds from sales of short-
 term investments...............       3,000,000                --                --
Purchase of short-term
 investments....................     (16,992,109)               --                --
Other assets....................        (329,627)           17,749           (87,924)
                                    ------------       -----------       -----------
Net cash used in investing
 activities.....................     (15,420,836)       (1,626,394)         (961,000)
FINANCING ACTIVITIES
Borrowings under revolving line
 of credit......................       1,810,708         2,000,000         1,000,000
Repayment of revolving line of
 credit.........................      (3,810,708)               --        (1,000,000)
Proceeds from notes payable to
 bank and bridge financing......              --                --         2,976,000
Repayment of notes payable and
 bridge financing...............              --                --        (2,114,000)
Proceeds from sale of warrants..              --             1,500                --
Proceeds from sale of Preferred
 Stock (net of issuance costs)..       3,365,193         5,449,606         5,860,239
Proceeds from Initial Public
 Offering (Common Stock)........      40,093,235                --                --
Proceeds from sale of Common
 Stock..........................          50,883            15,330               106
Repurchase of Common Stock......              --                --           (24,500)
Payments on capital lease
 obligations....................        (581,013)         (371,221)         (212,620)
                                    ------------       -----------       -----------
Net cash provided by financing
 activities.....................      40,928,298         7,095,215         6,485,225
                                    ------------       -----------       -----------
Net increase (decrease) in cash
 and cash equivalents...........      21,206,610        (1,396,652)        4,343,078
Cash and cash equivalents at
 beginning of period............       3,563,753         4,960,405           617,327
                                    ------------       -----------       -----------
Cash and cash equivalents at end
 of period......................    $ 24,770,363       $ 3,563,753       $ 4,960,405
                                    ============       ===========       ===========

        See accompanying notes to the consolidated financial statements.

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

1.SIGNIFICANT ACCOUNTING POLICIES

 Background

  Plasma & Materials Technologies, Inc. (the Company) was incorporated in California on December 24, 1985. The Company operates as one segment, designing, manufacturing and marketing advanced high density, low pressure plasma sources, process modules and plasma processing systems. These products are used for etch and chemical vapor deposition applications and are sold to semiconductor and flat panel display manufacturers worldwide.

  The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

 Use of Estimates

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash Equivalents

  Cash equivalents represent short-term investments that are highly liquid, are of limited credit risk and have original maturities of three months or less when purchased.

 Short-Term Investments

  Effective December 1995, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires investment securities to be classified as trading, available for sale, or held to maturity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classification at each balance sheet date. As of December 31, 1995, all investments in the short-term investment portfolio are classified as available for sale. Under SFAS 115, investments classified as available for sale are required to be recorded at fair value and any temporary difference between an investment's cost and its fair value is required to be recorded as a separate component of shareholders' equity.

 Major Customers and Concentration of Credit Risk

  Accounts receivable consist primarily of amounts due from original equipment manufacturers, end use customers, and distributors within the Company's industry. At December 31, 1995, five customers represented 26%, 25%, 15%, 14% and 12%, respectively, of the Company's total accounts receivable. At December 31, 1994, two customers represented 50% and 23%, respectively, of the Company's total accounts receivable.

  The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company does not require collateral. Credit losses have been within management's expectations and an estimate of uncollectible accounts has been provided for in the financial statements.

  Total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from five customers represented 19%, 15%, 12%, 11% and 11% each of total revenue for the year ended December 31, 1995, revenue from six customers represented 19%, 17%, 17%, 15%, 15% and 12% each of total

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

revenue for the ten months ended December 31, 1994, and revenue from two customers represented 46% and 39% each of total revenue for the year ended February 28, 1994.

  The Company's revenue by geographic area approximated the following:

                             YEAR ENDED     TEN MONTHS ENDED     YEAR ENDED
                          DECEMBER 31, 1995 DECEMBER 31, 1994 FEBRUARY 28, 1994
                          ----------------- ----------------- -----------------
United States............    $11,276,066       $2,929,896        $4,043,479
Europe...................        241,041          120,075           335,000
Asia Pacific (primarily
Japan and Korea).........      9,772,606        5,654,675         3,765,421
                             -----------       ----------        ----------
Total....................    $21,289,713       $8,704,646        $8,143,900
                             ===========       ==========        ==========

 Inventory

  Inventories are stated at the lower of cost (first-in, first-out method) or market and consists of the following at December 31:

                                                              1995       1994
                                                           ---------- ----------
Components................................................ $3,774,458 $2,730,131
Work-in-process...........................................  1,611,382  2,209,128
Finished goods............................................     67,995    690,218
                                                           ---------- ----------
                                                           $5,453,835 $5,629,477
                                                           ---------- ----------
Demonstration inventory................................... $1,367,233 $1,756,125
                                                           ========== ==========

 Property, Equipment and Leasehold Improvements

  Property, equipment and leasehold improvements are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets (5 years) or the lease term, whichever is shorter.

 Revenue Recognition

  Product sales consist primarily of system, component and spare parts sales. Revenues related to system, component and spare parts sales are recognized upon shipment and transfer of title or upon customer acceptance and transfer of title in the case of demonstration inventory unit sales (see Note 3). Estimated costs to be incurred by the Company related to product installation (which are not significant) and warranty fulfillment are accrued at the date of shipment.

  License fee revenue is derived from the grant of the non-exclusive rights to use, sell and manufacture certain technologies developed by the Company.

 Advertising Expense

  The cost of advertising is expensed as incurred. The Company incurred $44,306, $99,509, and $55,772 of advertising costs in the year ended December 31, 1995, the ten months ended December 31, 1994 and the year ended February 28, 1994, respectively.

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

 Research and Development Costs

  Research and development costs are expensed as incurred.

 Stock Based Compensation

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") and, accordingly, recognizes no compensation for the stock option grants.

 Accounting for Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Net Income (Loss) Per Share

  Net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive, and common equivalent shares from the redeemable convertible Preferred Stock and convertible Preferred Stock which converted into Common Stock in connection with the Company's Initial Public Offering are included as if converted at the original date of issuance, even though inclusion is anti-dilutive. Pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the Initial Public Offering price of $14.00 per share during the twelve-month period prior to the offering (cheap stock) have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at the Initial Public Offering price of $14.00 per share and the if-converted method for redeemable convertible Preferred Stock and convertible Preferred Stock) through the ten month period ended December 31, 1994. For the year ended December 31, 1995, such cheap stock shares were treated as being outstanding through the date of the Initial Public Offering.

  Historical net loss per share is computed as described above, except that it excludes the convertible preferred stock because it is anti-dilutive for periods which incurred a net loss. Historical net loss per share is as follows:

                                            TEN MONTHS ENDED     YEAR ENDED
                                            DECEMBER 31, 1994 FEBRUARY 28, 1994
                                            ----------------- -----------------
Net loss per share.........................        $(1.89)           $(0.70)
Shares used in computing net loss per
 share.....................................     1,981,848         1,997,707

 Impact on Financial Statements of Recently Issued Accounting Standards

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), which will be effective for the Company's fiscal year ending December 31, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are presented and the undiscounted cash flows estimated to be generated by those assets

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Awards of Stock-Based Compensation to Employees ("SFAS No. 123"), which will be effective for the Company's fiscal year ending December 31, 1996. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting requirements of SFAS No. 123. The Company will adopt the disclosure requirements of SFAS No. 123 in the first quarter of 1996, but will elect to continue to measure compensation costs following present accounting rules under APB No. 25. Consequently, the Company will provide pro forma disclosures of what net income and earnings per share would have been had the fair market value method of SFAS No. 123 been used for the relevant periods.

 Reclassifications

  Certain amounts in 1994 and 1993 have been reclassified in the Consolidated Financial Statements to be consistent with the 1995 presentation.

2.FINANCIAL INSTRUMENTS

  The Company's financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, capital lease obligations and borrowings under the revolving line of credit. The carrying amounts of these financial instruments approximates their fair value.

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

  Information about contractual maturities of short-term investments at December 31, 1995 is as follows:

                                                      DUE AFTER ONE
                                      DUE IN ONE YEAR YEAR THROUGH   DUE AFTER
                                          OR LESS      THREE YEARS  THREE YEARS
                                      --------------- ------------- -----------
U.S. Treasury Securities and
 obligations of U.S. Government
 Agencies............................   $ 5,044,959    $1,000,000   $       --
U.S. Corporate Securities............     5,025,190     1,021,960           --
Obligations of States and Political
 Subdivisions........................            --            --    1,900,000
                                        -----------    ----------   ----------
                                        $10,070,149    $2,021,960   $1,900,000
                                        ===========    ==========   ==========

  At December 31, 1995, $12,006,158 of investments in debt securities are included in cash and cash equivalents on the accompanying balance sheet because their original maturity date is three months or less when purchased.

  Gross unrealized holding gains and losses on sales of short-term investments were not significant as of or for the year ended December 31, 1995. There were no realized gains and losses on sales of short-term investments during the year ended December 31, 1995. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company's current cash requirements.

  The Company invests in a variety of financial instruments such as commercial paper, commercial bonds, and municipal bonds. The Company, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer.

3.DEMONSTRATION INVENTORY

  Demonstration or evaluation units represent completed systems located at certain strategic customer sites or at the Company's facilities. The Company provides these demonstration systems at no charge for a specified evaluation period. All operating costs incurred during the evaluation period are paid by the customer. At the conclusion of the agreed upon evaluation period, provided that the equipment performs to required specifications, management expects that the customer, while not obligated to do so, will purchase the system. Demonstration inventory is stated at lower of cost or estimated net realizable value. Demonstration inventory is not amortized.

4. REVOLVING LINE OF CREDIT

  At December 31, 1995, the Company has a revolving line of credit agreement with a commercial bank which provides borrowings up to the lessor of $3,000,000 or 75% of eligible accounts receivable. Interest is payable monthly for borrowings on accounts receivable at the bank prime rate plus 1.5% (9.5% at December 31, 1995.) The revolving line of credit agreement expires on June 5, 1996. At December 31, 1995, there were no borrowings outstanding under the revolving credit line and $3,000,000 was available for borrowings under the agreement. The agreement places certain restrictions on the Company which among other things, prohibit the Company from paying cash dividends or repurchasing its stock, and requires the Company to comply with certain financial ratios and covenants.

5.DEVELOPMENT CONTRACTS

  In August 1994, the Company entered into an original equipment manufacturing and joint development agreement with a customer. This arrangement ended in March 1995. Under this agreement, the Company incurred costs on behalf of the customer and received reimbursement of approximately $350,000 in 1995 and

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

$1,000,000 in 1994. Such costs were primarily for the customer's share of supplies and prototype materials used under the agreement. The reimbursement of costs incurred were netted against the related research and development expense. Any technology developed under this agreement is jointly owned by the Company and the customer.

6.INCOME TAXES

  The Company's provision for income taxes consists primarily of the minimum state taxes required in each of the periods presented of $800 and foreign income taxes of $53,600 in the ten month period ended December 31, 1994 and $50,000 in the year ended February 28, 1994. Federal income taxes have not been provided for in any of the periods presented as the Company incurred a loss for these periods.

  Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                             1995       1994
                                                          ---------- ----------
Deferred tax liabilities:
  State taxes not benefited.............................. $  132,081 $  227,000
Deferred tax assets:
  Allowances not currently deductible for tax purposes...    102,435     99,590
  Accrued expenses not currently deductible for tax
   purposes..............................................    321,542    158,642
  Book depreciation in excess of tax depreciation........     73,890     92,245
  Net operating loss carryforwards.......................  2,075,098  2,282,828
  Foreign tax credit carryforward........................    273,277    273,277
  Research tax credit carryforward.......................  1,123,346  1,071,820
                                                          ---------- ----------
                                                           3,969,588  3,978,402
  Less valuation reserve.................................  3,837,507  3,751,402
                                                          ---------- ----------
Net deferred tax assets..................................    132,081    227,000
                                                          ---------- ----------
                                                          $       -- $       --
                                                          ========== ==========

  A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income (loss) before tax provision, is as follows:

                                                        TEN MONTHS
                                           YEAR ENDED      ENDED     YEAR ENDED
                                          DECEMBER 31, DECEMBER 31, FEBRUARY 28,
                                              1995         1994         1994
                                          ------------ ------------ ------------
Statutory federal income tax rate--
 provision (benefit)....................       34%         (34)%        (34)%
Change in valuation reserve attributable
 to utilization of operating
 loss carryforward......................      (34)          --           --
Change in valuation reserve due to net
 operating loss carryforwards
 not utilized...........................       --           34           34
Foreign income taxes....................       --            2            4
                                              ---          ---          ---
                                               --            2            4
                                              ---          ---          ---

  At December 31, 1995, the Company had research and development credit carryforwards of approximately $804,702 and $318,644 for federal and state tax purposes, respectively, that expire at various dates through 2010. At December 31, 1994 the Company also had net operating loss carryforwards for federal and state income tax purposes of approximately $5,365,170 and $2,698,284, respectively, which expire at various dates through 2009.

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

The Company's utilization of its net operating loss and credit carryforwards depends upon future income and is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

7.LEASES

  The Company leases certain equipment under capital leases. The Company also leases its offices, manufacturing facilities and certain equipment under noncancelable lease agreements.

  Cost of equipment under capital leases included in property and equipment at December 31, 1995 and 1994 was $2,832,531 and $2,304,550, and accumulated amortization was $946,298 and $548,344, respectively. Amortization expense under these leases is included in depreciation expense.

  Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1995:

                                                            CAPITAL    OPERATING
                                                             LEASES     LEASES
                                                           ----------  ---------
1996...................................................... $  614,169  $403,874
1997......................................................    559,220   393,970
1998......................................................    213,990    12,746
1999......................................................      4,052        --
                                                           ----------  --------
                                                            1,391,431  $810,590
                                                                       --------
Less amounts representing imputed interest................   (213,640)
                                                           ----------
Present value of net minimum lease payments,
 including $491,561 classified as current................. $1,177,791
                                                           ----------

  Rental expense for operating leases was $338,834, $288,524 and $215,046 for the year ended December 31, 1995, the ten months ended December 31, 1994, and the year ended February 28, 1994, respectively.

8.PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND WARRANTS

  The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion.

  On August 24, 1995, the Company converted 2,823,837 shares of Preferred Stock (Series A and B) into 941,279 shares of Common Stock and 10,513,382 shares of Preferred Stock (Series C, D, E and F) into 3,504,461 shares of Common Stock in connection with its Initial Public Offering.

  In November 1991 and July 1992, the Company issued warrants to purchase an aggregate of 21,940 shares of Common Stock (the 1992 Common Stock Warrants) at an exercise price of $3.90 per share exercisable at any time through the date which is five years following the closing of an initial public offering of the Company's Common Stock. In September 1995, the warrants were exercised and the Company issued 17,470 shares of Common Stock, and the remaining warrants were canceled in consideration of the exercise. In connection with the Company's guaranty for their eligible inventory line of credit (Note 4) in June 1994, the Company issued warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $1.05 per share exercisable at any time through June 5, 2000 (the 1994 Common Stock Warrants). In August 1995, the warrants were exercised and the Company issued 47,083 shares of Common Stock, and the remaining warrants were canceled in consideration of the exercise. In connection with the issuance of the Series D Preferred Stock in

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

November 1993, the Company issued warrants to purchase an aggregate of 80,000 shares of Common Stock at an exercise price of $4.50 per share exercisable at any time through December 31, 1998 (the 1993 Common Stock Warrants). The fair market value of these warrants was deemed to be immaterial on the date of issuance.

9.STOCK OPTION PLAN

  In December 1994, the Company changed its "Non-Qualified" Employee Option Plan to an Incentive Stock Option Plan (the Option Plan) on a go forward basis. The Option Plan provides options to purchase up to 900,000 shares, at December 31, 1995, of the Company's Common Stock for officers, directors, and key employees, at an exercise price equal to the fair market value on the date of grant as determined by the Board of Directors. The shares issued under the Option Plan shall become vested over periods up to five years. A summary of the changes in the status of options is as follows:

                                                          SHARES    PRICE RANGE
                                                        OUTSTANDING  PER SHARE
                                                        ----------- ------------
Outstanding at February 28, 1993.......................   163,799
  Granted..............................................   162,333   $1.05
  Canceled.............................................   (23,666)   1.05
  Exercised............................................      (100)   1.05
                                                          -------   ------------
Outstanding at February 28, 1994.......................   302,366    1.05
  Granted..............................................   128,834    1.05
  Canceled.............................................   (37,800)   1.05
  Exercised............................................   (14,600)   1.05
                                                          -------   ------------
Outstanding at December 31, 1994.......................   378,800    1.05
  Granted..............................................   392,807    1.65-13.625
  Canceled.............................................   (60,868)   1.05
  Exercised............................................   (48,460)   1.05-8.00
                                                          -------   ------------
Outstanding at December 31, 1995.......................   662,279   $1.05-13.625
                                                          -------   ------------

  At December 31, 1995, December 31, 1994, and February 28, 1994, 95,518,
83,213, and 41,080 shares were exercisable, respectively.

  Option shares available for grant at December 31, 1995 were 166,042.

10.SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                       TEN MONTHS
                                          YEAR ENDED     ENDED      YEAR ENDED
                                         DECEMBER 31, DECEMBER 31, FEBRUARY 28,
                                             1995         1994         1994
                                         ------------ ------------ ------------
Supplemental statements of cash flows
 information:
Cash paid during the period for:
  Interest.............................. $   289,796   $  134,230    $ 89,000
  Taxes (primarily foreign).............         800       50,000     100,000
Non-cash investing and financing
 activities:
  Equipment acquired under capital
   lease................................     527,981    1,216,653     629,539
  Conversion of Series (A, B, C, D, E
   and F) Preferred Stock
   to Common Stock......................  17,616,203           --          --

                     PLASMA & MATERIALS TECHNOLOGIES, INC.

11.EMPLOYEE BENEFIT PLAN

  In November 1993, the Company established a 401(k) plan (the Plan) covering substantially all of its employees. The Plan allows eligible employees to contribute up to 15% of their compensation. Company contributions are voluntary and at the discretion of the Board of Directors. There were no contributions made by the Company for the year ended December 31, 1995, the ten month period ended December 31, 1994, or the year ended February 28, 1994.

12.INITIAL PUBLIC OFFERING

  On August 29, 1995, the Company completed its Initial Public Offering, resulting in approximately $40,093,235 of net proceeds to the Company.

  In connection with the Initial Public Offering, the Board of Directors approved a one-for-three reverse stock split of the Company's Common Stock. The reverse stock split has been accounted for as if it had taken place as of the earliest date presented. Effective August 29, 1995, all of the Company's outstanding Preferred Stock (13,337,219 shares) automatically converted into 4,445,740 shares of Common Stock.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 29, 1996

                                          PLASMA & MATERIALS TECHNOLOGIES,
                                          INC.

                                             /s/ John W. LaValle
                                          By: .................................
                                             John W. LaValle
                                             Vice President, Chief Financial
                                             Officer and Secretary

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Gregor A. Campbell and John W. LaValle, and each of them his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                          TITLE                    DATE
           ---------                          -----                    ----
   /s/ Dr. Gregor A. Campbell
 ................................ Director, President and Chief    March 29, 1996
     DR. GREGOR A. CAMPBELL      Executive Officer (Principal
                                 Executive Officer)


      /s/ John W. LaValle
 ................................ Vice President, Chief Financial  March 29, 1996
        JOHN W. LAVALLE          Officer and Secretary (Principal
                                 Financial Accounting Officer)


     /s/ John A. Rollwagen
 ................................ Director and Chairman            March 29, 1996
       JOHN A. ROLLWAGEN         of the Board


      /s/ Brian D. Jacobs
 ................................ Director                         March 29, 1996
        BRIAN D. JACOBS


     /s/ G. Bradford Jones
 ................................ Director                         March 29, 1996
       G. BRADFORD JONES


     /s/ Russell J. Robelen
 ................................ Director                         March 29, 1996
       RUSSELL J. ROBELEN

                                 EXHIBIT INDEX

    EXHIBIT                                        PAGE
     NUMBER               DESCRIPTION             NUMBER
 --------------           -----------          -------------
        3.1*    Sixth Restated Articles of
                Incorporation of the Company
        3.2***  Seventh Restated Articles of
                Incorporation of the Company
        3.3*    Bylaws of the Company, as
                amended and currently in
                effect
        4.1*    Warrant to Purchase Common
                Stock issued to St. Paul
                Fire and Marine Insurance
                Company on November 29, 1993
        4.2*    Warrant to Purchase Common
                Stock issued to Brentwood
                Associates V, L.P. on
                November 29, 1993
        4.3*    Co-Investment Agreement made
                as of August 30, 1991
                between BeneVent and
                Brentwood V
   EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
   ---------------------------------------------
       10.1*    1991 Stock Option Plan of
                the Company
             OTHER MATERIAL CONTRACTS
             ------------------------
       10.2***+ International Technology
                License and Sales Agreement
                between the Company and
                Alcan-Tech Co., Inc. dated
                November 15, 1991
       10.3***+ International Technology
                License and Sales Agreement
                between the Company and
                Anelva Corporation, dated
                February 7, 1992
       10.4*+   Technology License and Sales
                Agreement between the
                Company and Leybold AG dated
                December 8, 1992
       10.5***+ Technology License and Sales
                Agreement between the
                Company and Watkins-Johnson
                Company dated December 23,
                1993
       10.6*    Master Lease Agreement
                between Phoenix Leasing Inc.
                and the Company, effective
                December 16, 1993 and ending
                December 16, 1997
       10.7*    Royalty Agreement dated
                October 3, 1986 by and
                between the Company and
                Messrs. Conn, Campbell and
                Goebel
       10.8*    Assignment of Royalty Rights
                dated June 8, 1990 executed
                by Messrs. Conn and Campbell
                in favor of the Company
       10.9*    Agreement entered into the
                25th day of June 1986 by and
                between the Company and
                Leybold-Heraeus GmbH
      10.10*    Loan and Security Agreement
                between the Company as
                Borrower and Silicon Valley
                Bank as Lender, dated
                September 9, 1993, as
                amended by those Amendments
                to Loan Agreement dated June
                14, 1994 and June 21, 1995,
                with schedules
      10.11*    Loan and Security Agreement
                (Exim) between the Company
                as Borrower and Silicon
                Valley Bank as Lender, dated
                June 21, 1995, with
                schedules
      10.12**+  Distribution Agreement dated
                July 1, 1995 by and between
                the Company and Canon Sales
       11.1     Computation of Per Share
                Earnings
       23.1     Consent of Ernst & Young LLP
       24.1     Power of Attorney

- --------
  *Filed as an exhibit to the Company's Registration Statement on Form S-1
   (Registration No. 33-94450) on July 11, 1995.
 **Filed as an exhibit to Amendment No. 1 to the Company's Registration
   Statement on Form S-1 (Registration No. 33-94450) on July 28, 1995. ***Filed as an exhibit to Amendment No. 3 to the Company's Registration
   Statement on Form S-1 (Registration No. 33-94450) on August 22, 1995. +Certain portions of this exhibit have been omitted from the copies filed as part of Amendment No. 1 or Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-94450), as the case may be, and are the subject of an order granting confidential treatment with respect thereto.