Form 10-Q
period 1996-06-30
PLASMA & MATERIALS TECHNOLOGIES INC
filed 1996-08-14
CIK 868326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q


[Mark one]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended JUNE 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from             to
                                      -----------    -------------

       Commission File Number:  0-26482


                     PLASMA & MATERIALS TECHNOLOGIES, INC.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)


            California                          95-4054321
- ----------------------------------       -------------------------------
 (State or other jurisdiction of          (IRS Employer Identification
 incorporation or organization)           number)


              9255 Deering Avenue, Chatsworth, California  91311
              --------------------------------------------------
             (Address of principle executive offices)   (Zip Code)


                                (818) 886-8000
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
           --------------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----     --

As of June 30, 1996, the total number of outstanding shares of the Registrant's common stock was 8,689,266.

                     Plasma & Materials Technologies, Inc.

                                                                                          Page
                              INDEX                                                     Number
- -----------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated  Financial Statements:

            Condensed Consolidated Balance Sheets at  June 30, 1996 (unaudited)              3
                  and December 31, 1995

            Unaudited Condensed Consolidated Statements of Operations for the                4
                   Three Months ended June 30, 1996 and 1995 and for the Six Months ended June 30, 1996 and 1995

            Unaudited Condensed Consolidated Statements of Cash Flows for the                5
                   Six Months ended June 30, 1996 and 1995

            Notes to Condensed Consolidated Financial Statements                             6


   Item 2.  Management's Discussion and  Analysis of Financial Condition and                  9
            Results of Operations

PART II.    OTHER INFORMATION                                                                12

SIGNATURE PAGE                                                                               13

EXHIBITS                                                                                     14


                     Plasma & Materials Technologies, Inc.

                 Item 1 - CONDENSED CONSOLIDATED BALANCE SHEETS
                 ----------------------------------------------

                                                         June 30,     December 31,
                                                           1996         1995 (1)
                                                       -------------  -------------
                                                       (unaudited)
Assets
Current assets:
 Cash and cash equivalents........................      $ 8,474,627    $24,770,363
 Short-term investments...........................       15,098,658     13,992,109
 Accounts receivable..............................       16,591,556      8,423,272
 Inventories......................................       12,884,976      5,453,835
 Demonstration inventory..........................        3,077,658      1,367,233
 Prepaid expenses.................................          586,453        223,970
                                                        -----------    -----------
    Total current assets..........................       56,713,928     54,230,782

Property, equipment and leasehold improvements,
 net of accumulated depreciation and amortization         8,640,118      4,576,043

Other assets......................................        1,626,498        486,182
                                                        -----------    -----------

Total assets......................................      $66,980,544    $59,293,007
                                                        ===========    ===========

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable and accrued expenses............      $ 8,888,206    $ 4,023,705
 Warranty expense.................................          694,033        449,295
 Accrued salaries and related liabilities.........          305,667        228,998
 Current portion of capital lease obligations.....          509,877        491,561
                                                        -----------    -----------
    Total current liabilities.....................       10,397,783      5,193,559

Capital lease obligations, less current portion...          434,090        686,230


Commitments and contingencies

Shareholders' equity:
 Preferred Stock undesignated
  Authorized shares - 20,000,000
  Issued and outstanding - None
 Convertible Preferred Stock (Series A and B), no
  par value
  Authorized shares -- None
     Issued and outstanding -- None
 Common Stock, no par value:
  Authorized shares -- 16,666,666
  Issued and outstanding -- 8,689,266 at June 30,
   1996 and 8,659,843 at December 31, 1995........       61,089,597     60,975,483
 Accumulated deficit..............................       (4,940,926)    (7,562,265)
                                                        -----------    -----------
Total shareholders' equity........................       56,148,671     53,413,218
                                                        -----------    -----------
Total liabilities and shareholders' equity........      $66,980,544    $59,293,007
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

                     Plasma & Materials Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
          -----------------------------------------------------------


                                              Three months ended           Six months ended
                                          --------------------------  ---------------------------
                                            June 30,      June 30,      June 30,      June 30,
                                              1996          1995          1996          1995
                                          ------------  ------------  ------------  -------------
Revenues:
  Product sales....................         $10,193,030   $5,476,477    $17,946,259   $ 7,091,896
  License revenues.................                  --           --             --       400,000
  Contract revenues................             459,600           --        848,678            --
                                            -----------   ----------    -----------   -----------
                                             10,652,630    5,476,477     18,794,937     7,491,896

Costs and expenses:
  Cost of goods sold...............           5,379,194    2,822,651      9,127,436     3,746,756
  Research and development.........           1,814,097    1,086,016      3,559,796     2,043,235
  Selling, general and
    administrative.................           2,445,614    1,316,013      4,266,702     2,736,093
                                            -----------   ----------    -----------   -----------
                                              9,638,905    5,224,680     16,953,934     8,526,084
                                            -----------   ----------    -----------   -----------
Income (loss) from operations......           1,013,725      251,797      1,841,003    (1,034,188)


Other:
  Interest income (expense), net...             354,622      (90,247)       792,818      (147,918)
                                            -----------   ----------    -----------   -----------

  Income (loss) before income tax
    provision......................           1,368,347      161,550      2,633,821    (1,182,106)

  Income tax provision.............               4,509           --         12,482            --
                                            -----------   ----------    -----------   -----------

  Net income (loss)................         $ 1,363,838   $  161,550    $ 2,621,339   $(1,182,106)
                                            ===========   ==========    ===========   ===========

  Net income (loss) per share:
    Primary........................               $0.15        $0.03          $0.29        $(0.24)
                                            ===========   ==========    ===========   ===========

  Average common shares and
    equivalents....................           9,170,201    5,167,083      9,131,432     5,023,435
                                            ===========   ==========    ===========   ===========


See notes to condensed consolidated financial statements.

                     Plasma & Materials Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
          -----------------------------------------------------------

                                                                      Six months ended
                                                             --------------------------------
                                                                June 30,           June 30,
                                                                  1996              1995
                                                             -------------       ------------

Operating activities
Net income (loss).................................           $  2,621,339      $(1,182,106)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation and amortization...................                754,158          599,553
     Provision for loss on accounts receivable                         --            3,522
     Advances to employees/officers/shareholders                       --           54,750
     Changes in operating assets and liabilities:
      Accounts receivable.........................             (8,168,284)      (2,779,783)
      Inventories.................................             (7,431,141)         807,251
      Demonstration inventory.....................             (1,710,425)           4,646
      Prepaid expenses............................               (362,483)         (24,428)
      Accounts payable and other accrued expenses.              5,204,226         (579,888)
                                                              ------------      -----------
Net cash used in operating activities.............             (9,092,610)      (3,096,483)

Investing activities
Purchases of property, equipment and leasehold
  improvements....................................             (4,818,233)        (435,668)
Proceeds from sales of short-term investments.....             12,450,129               --
Purchases of short-term investments...............            (13,556,678)              --
Other assets......................................             (1,115,477)          (5,517)
                                                              ------------      -----------
Net cash used in investing activities.............             (7,040,259)        (441,185)

Financing activities
Borrowings under line of credit...................                     --        1,310,707
Repayments of line of credit......................                     --       (2,000,000)
Proceeds from sale of Preferred Stock.............                     --        3,366,204
Proceeds from sale of Common Stock................                 89,273           17,290
Payments on capital lease obligations.............               (252,140)        (293,268)
                                                              ------------      -----------
Net cash used in financing activities.............               (162,867)       2,400,933
                                                              ------------      -----------
Net decrease in cash and cash equivalents.........            (16,295,736)      (1,136,735)
Cash and cash equivalents at beginning of
 period...........................................             24,770,363        3,563,753
                                                             ------------      -----------
Cash and cash equivalents at end of period........           $  8,474,627      $ 2,427,018
                                                             ============      ===========

See notes to condensed consolidated financial statements.

                     Plasma & Materials Technologies, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
        ----------------------------------------------------------------

                                 June 30, 1996

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following:


                                   June 30,    December 31,
                                     1996          1995
                                 ------------  ------------

Components..................      $ 7,833,966    $3,774,458
Work in process.............        4,877,881     1,611,382
Finished goods..............          173,129        67,995
                                  -----------    ----------

                                   12,884,976     5,453,835

Demonstration inventory......       3,077,658     1,367,233
                                  -----------    ----------

                                  $15,962,634    $6,821,068
                                  ===========    ==========

Demonstration inventory or evaluation units represent completed systems located at certain strategic customer sites or at the Company's facilities. The Company provides these demonstration systems at no charge for a specified evaluation period. All operating costs incurred during the evaluation period are paid by the customer. At the conclusion of the agreed upon evaluation period, provided that the equipment performs to required specifications, management expects that the customer, while not obligated to do so, will purchase the system. Demonstration inventory is stated at lower of cost or estimated net realizable value. Demonstration inventory is not amortized.

Note C - PMT CVD Partners, L.P.

On March 29, 1996, the Company entered into a number of agreements with PMT CVD Partners, L.P. (the "Limited Partnership") and the limited partners thereof (the "Limited Partners"). The Limited Partnership was formed to fund research and development costs and expenses relating to chemical vapor deposition ("CVD") technology and applications. An aggregate of approximately $5,350,000 is available to the Limited Partnership to fund such research and development efforts. The Limited Partnership owns the rights to the technology developed. PMT has entered into a license agreement with the Limited Partnership whereby PMT is obligated to pay stated royalties to the Limited Partnership on sales of related products, and the royalty percentage will vary based on the geographic location of the sale. There is no

                     Plasma & Materials Technologies, Inc.

provision for royalty payments to the Limited Partners in fiscal 1996. PMT has been granted an exclusive option to purchase all of the Limited Partners' interest in the Limited Partnership, based on an established purchase price formula which terminates PMT's obligation under the license agreement. PMT may exercise such option at its sole discretion.

PMT has agreed to provide certain personnel to the Limited Partnership to perform such research and development activities. PMT will be paid for such services at an amount equal to its actual direct costs, as defined, plus a stated percentage of such costs. During the quarter and six months ended June 30, 1996, the amount of research and development costs incurred, including the stated percentage of 250% of direct costs, with respect to CVD technology and applications was $459,600 and $848,678, respectively and is reflected in contract revenue in the accompanying statement of operations.

Note D - Impact on Financial Statements of Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), which will be effective for the Company's fiscal year ending December 31, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are presented and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 for the annual reporting period of fiscal 1996, during the first quarter ended March 31, 1996. No adjustments are required with respect to such action.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Awards of Stock-Based Compensation to Employees ("SFAS No. 123"), which will be effective for the Company's fiscal year ending December 31, 1996. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting requirements of SFAS No. 123. The Company intends to make additional disclosure requirements of SFAS No. 123 for the annual reporting period of fiscal 1996, but will elect to continue to measure compensation costs following present accounting rules under APB No. 25. Consequently, the Company will provide pro forma disclosures of what net income and earnings per share would have been had the fair market value method of SFAS No. 123 been used for the relevant periods.

Note E - Income Taxes

The provision for income taxes at June 30, 1996 differs from the statutory federal rate of 35% due to the reduction of the valuation allowance attributed to the utilization of the net operating loss carryforwards.

Note F - Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive, and common equivalent shares from the redeemable convertible Preferred Stock and convertible Preferred Stock which converted into Common Stock in connection with the Company's Initial Public Offering are included as if converted at the original date of issuance, even though inclusion is anti-dilutive, for the three and six months ended June 30, 1995. Pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the Initial Public Offering price of $14.00 per share during the twelve-month period prior to the offering (cheap stock) have been

                     Plasma & Materials Technologies, Inc.

Note F - Net Income (Loss) Per Share

included in the calculation as if they were outstanding for the three and six months ended June 30, 1995 (using the treasury stock method at the Initial Public Offering price of $14.00 per share and the if-converted method for redeemable convertible Preferred Stock and convertible Preferred Stock). For the six months ended June 30, 1996, such cheap stock shares were not included in the calculation.

Note G - Revolving and Equipment Line of Credit

On June 5, 1996, the Company renewed its line of credit agreement ("the "Agreement") with a commercial bank which provides for borrowing up to the lesser of 80% of eligible accounts receivable or $3,000,000. Interest on the line of credit is payable monthly at prime (8.25% at June 30, 1996) plus 0.5%. The Agreement also provides for equipment loans which allows the Company to borrow up to the lesser of 80% of eligible equipment purchases or $3,000,000, subject to certain limits. Interest on borrowings under the equipment line is payable monthly at prime plus 1.5%. At June 30, 1996, there were no balances outstanding on either of these two loans.

Note H - Subsequent Events

Acquisition

On July 17, 1996 the Company executed a definitive agreement to purchase Electrotech Limited and Electrotech Equipments Limited, United Kingdom corporations for $75,000,000 cash and the issuance of 5,600,000 shares of the Company's common stock. The agreement is subject to certain conditions including obtaining shareholder approval and obtaining appropriate financing. Included in other assets are approximately $917,904 of direct costs of the acquisition. If the agreement is terminated, except in certain circumstances, the Company will be required to pay a $1,000,000 termination fee which along with all direct acquisition costs incurred will be charged to operations in the period the contract is terminated.

                     Plasma & Materials Technologies, Inc.

                Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


This Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are set forth in paragraph 3 of Revenues and paragraphs 3, 4 and 5 of Liquidity and Capital Resources.

Overview

During the second quarter of fiscal 1996, Plasma & Materials Technologies, Inc. ("PMT" or the "Company") reported product sales and net income of $10.2 million and $1.4 million, respectively.

Results of Operations

The following table sets forth the statement of operations data of the Company expressed as a percentage of revenues for the period indicated.

                                           Three months ended      Six months ended
                                          ---------------------  ---------------------
                                          June 30,    June 30,   June 30,    June 30,
                                            1996        1995       1996        1995
                                          ---------  ----------  ---------  ----------

Revenues.......................            100.0%     100.0%      100.0%     100.0%
Cost of sales..................             50.5%      51.6%       48.6%      50.0%
                                          ---------  ----------  ---------  ----------
  Gross profit.................             49.5%      48.4%       51.4%      50.0%

Operating expenses:
  Research and development.....             17.0%      19.8%       18.9%      27.3%
  Selling, general and
  administrative...............             23.0%      24.0%       22.7%      36.5%
                                          ---------  ----------  ---------  ----------
  Total operating expenses.....             40.0%      43.8%       41.6%      63.8%
                                          ---------  ----------  ---------  ----------
Income (loss) from operations                9.5%       4.6%        9.8%     (13.8%)
Interest income (expense), net               3.3%      (1.7%)       4.2%      (2.0%)
                                          ---------  ----------  ---------  ----------
Income (loss) before income tax
  provision....................             12.8%       2.9%       14.0%     (15.8%)

Income tax provision...........               --%        --%         .1%        --%
                                          ---------  ----------  ---------  ----------
Net income (loss)                           12.8%       2.9%       13.9%     (15.8%)
                                          =========  ==========  =========  ==========


Revenues

Product Sales. Product sales for the second quarter of fiscal 1996 increased 86% to $10.2 million compared to $5.5 million for the second quarter of fiscal 1995. Product sales increased as a result of the shipment of five of the Company's PINNACLE 8000R(TM) plasma processing systems. Product sales for the six month period ending June 30, 1996 increased 153% to $17.9 million from $7.1 million for the six months ending June 30, 1995. Product sales increased as a result of the shipment of one PINNACLE 8000(R) and eight PINNACLE 8000R(TM) systems, four M0RI sources and one process module for the six months ended June 30, 1996 as compared to two PINNACLE 8000(R) systems, twelve MORI sources and three process modules shipped in the six months ended June 30, 1995.

                     Plasma & Materials Technologies, Inc.

International sales, which are predominately to customers based in Japan and Korea, accounted for 80% and 15% of product sales for the second quarter of fiscal years 1996 and 1995, respectively. International product sales accounted for 76% and 22% for the six months ending June 30, 1996 and 1995, respectively.

License Revenue. The Company received no license revenues for the second quarter and six month period of fiscal 1996, compared to $0 and $400,000 for the second quarter and six month period of fiscal 1995, because all of the past license agreements the Company had entered into were fully paid prior to 1996. The Company does not anticipate the receipt of any additional license revenues in the next twelve months. However, the Company may enter into additional license agreements as it deems appropriate in order to broaden the applications of its M0RI(trademark) technology, or to improve the Company's market penetration.

Contract Revenue. The Company received contract revenues for the second quarter and six month period of fiscal 1996 of $459,600 and $848,678, respectively, as compared to no contract revenue for the second quarter and six month period of fiscal 1995. This increase was due to the March 1996 agreement between PMT and PMT CVD Partners, L.P. See Note C to Notes to Condensed Consolidated Financial Statements.

Gross Margin on Product Sales

The Company's gross margin on product sales for the second quarter of fiscal 1996 increased to 47% as compared to 48% for the second quarter of fiscal 1995, and for the six months ended June 30, 1996 it increased to 49% in comparison to 47% for the six months ended June 30, 1995. The improved margin is attributable principally to the higher sales volume which resulted in increased production efficiencies and higher average selling prices.

Research and Development

Research and development expenses for the second quarter of fiscal 1996 were $1.8 million, or 17% of net revenues, compared to $1.1 million, or 20% of net revenues, for the second quarter of fiscal 1995. For the six months ended June 30, 1996, research and development expenses were $3.6 million, or 19% of net revenues, as compared to $2.0 million, or 27% of net revenues, for the six months ended June 30, 1995. As the Company's revenues have increased, these expenses became a smaller percentage of net revenues. The dollar increases in expenses are attributable principally to the Company's continued investment in further expanding its proprietary plasma source technology to develop new processes in meeting customer requirements and maintaining its strong technological position in the industry. In addition, expenses include costs incurred associated with the contract revenue from PMT, CVD Partners, L.P., with respect to CVD applications of the Company's technology. See Note C of Notes to Condensed Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 1996 were $2.4 million, or 23% of net revenues, compared to $1.3 million, or 24% of net revenues, for the second quarter of fiscal 1995. For the six months ended June 30, 1996, selling, general and administrative expenses were $4.3 million, or 23% of net revenues, as compared to $2.7 million, or 37% of net revenues, for the six months ended June 30, 1995. The increased expense was due primarily to the expansion of PMT's customer service department to support increased number of systems (including evaluation systems) that were installed at customer sites worldwide.

Income Tax Provision

The Company paid a nominal amount of Federal and State income taxes for the first six months of fiscal 1996. In addition, a nominal amount of income tax was paid by the Company's Korean subsidiary. The Company paid no income tax for the first six months of fiscal 1995 due to the Company's ability to utilize

                     Plasma & Materials Technologies, Inc.

prior net operating loss and credit carryforwards that can be applied against future income but is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The provision for income taxes at June 30, 1996 differs from the statutory federal rate of 35% due to the reduction of the valuation allowance attributed to the utilization of the net operating loss carryforwards.

Liquidity and Capital Resources

At June 30, 1996, PMT had $23.6 million in cash, cash equivalents and short-term investments, compared to $38.8 million at December 31, 1995. This $16.2 million decrease was primarily due to increases in inventory and accounts receivable. In addition, $4.8 million was invested in capital equipment as the Company used funds to expand its applications laboratory to support process development and customer demonstrations.

At June 30, 1996, there were no borrowings outstanding under the revolving credit line, and $3,000,000 was available for borrowings under that agreement. The agreement has been recently extended and presently runs through June 5, 1997. The agreement places certain restrictions on PMT which, among other things, prohibit PMT from paying cash dividends or repurchasing its stock, and requires PMT to comply with certain financial ratios and covenants. PMT is currently in compliance with all covenants and restrictions contained in the revolving line of credit. PMT also has $3,000,000 equipment leasing facility that runs through December 30, 1996. At June 30, 1996 there were no borrowings under the equipment leasing facility.

PMT anticipates that it will spend approximately $6.8 million for capital expenditures during fiscal 1996, of which $4.8 million has been invested in capital equipment during the first six months of 1996. This is expected to include investments in demonstration and test equipment, information systems, and other capital items that should enable PMT to expand its ability to support and develop new products and services. In addition, PMT expects to increase its investment in inventory of evaluation systems at customer sites.

In March 1996, PMT sponsored a partnership with certain third-party investors to fund research and development costs and expenses relating to CVD technology and application. Third-party investors invested an aggregate of approximately $5,350,000 in the partnership, which aggregate amount is available to fund such costs and expenses. See Note C to Notes to Condensed Consolidated Financial Statements.

While the Company's cash requirements will fluctuate based on the timing and extent of the normal operation of the business, PMT believes that cash generated from operations, together with the existing cash, cash equivalents, short-term investments and borrowings under existing bank lines should be sufficient to support its stand alone operations over the next 12 months, although there can be no assurance in that regard.

On July 17, 1996 the Company executed a definitive agreement to purchase Electrotech Limited and Electrotech Equipments Limited, United Kingdom corporations. Assuming consummation of the Acquisition, PMT anticipates that it will issue approximately $65.0 million of Subordinated Notes in the Private Financing. Additionally, to satisfy the Working Capital Condition, PMT anticipates the establishment of the New Credit Facility which, among other things, will provide to PMT approximately $30.0 million in available borrowings. PMT believes that cash provided or available from the Subordinated Notes, the New Credit Facility and other sources of capital available to PMT, including cash on hand, will be sufficient to support PMT's liquidity needs over the next 12 months, including the cash payment requirements resulting from the Acquisition. See Note H to Notes to Condensed Consolidated Financial Statements.

                     Plasma & Materials Technologies, Inc.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

    (a)  The following exhibits are included herein:


Exhibit
Number                       Description
- ------                       -----------
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

                                           PLASMA & MATERIALS TECHNOLOGIES, INC.


Date August 14, 1996                 /s/ John W. La Valle
     ------------------------        ------------------------------------------
                                     John W. La Valle
                                     Vice President, Chief Financial Officer and
                                      Secretary

                     Plasma & Materials Technologies, Inc.

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                                                                    Page
Number                                  Description                                                      Number
- -------                      --------------------------------------                                      ------
11.1          Computation of Per Share Earnings..........................................

27.1          Financial Statement Data...................................................
