Form 10-Q/A
period 1996-03-31
PLASMA & MATERIALS TECHNOLOGIES INC
filed 1996-10-03
CIK 868326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

     Commission File Number 0-26482


                     PLASMA & MATERIALS TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             California                                  95-4054321
   -------------------------------            -------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)             number)



               9255 Deering Avenue, Chatsworth, California 91311
        ---------------------------------------------------------------
                    (Address of principal executive offices)


                                (818) 886-8000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
     to such filing requirements for the past 90 days.   Yes  X   No
                                                             ---     ---

     As of March 31, 1996, the total number of outstanding shares of the Registrant's common stock was 8,669,660.

     The undersigned Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, as set forth below:


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) The following exhibits are included herein:


Exhibit
Number      Description
------      -----------
10.13    Agreement of Limited Partnership of PMT CVD Partners, L.P. (the "CVD
         Partnership") dated as of March 29, 1996, entered into between CVD,
         Inc. (the "General Partner") and the limited partners listed therein
         (the "Limited Partners").*

10.14 Form of Option Agreement, dated as of March 29, 1996, entered into between PMT and certain of the Limited Partners.

10.15 Form of Common Stock Purchase Warrant, dated as of March 29, 1996, entered into between PMT and certain of the Limited Partners.

10.16 Form of Partnership Subscription Agreement, dated as of March 29, 1996, entered into among the Partnership, the General Partner and certain of the Limited Partners.

10.17    Share Subscription and Shareholders Agreement, dated as of March 29,
         1996, entered into between the General Partner and the Limited
         Partners, as the shareholders of the General Partner.

10.18 Research & Development Agreement, dated as of March 29, 1996, entered into between PMT and the CVD Partnership.

10.19 Technology License Agreement, dated as of March 29, 1996, entered into between PMT and the CVD Partnership.

11.1     Computation of Per Share Earnings.*

27.1     Financial Statement Data.*




* Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PLASMA & MATERIALS TECHNOLOGIES, INC.



Date  October 2, 1996               /s/ John W. LaValle
     ------------------           --------------------------------------------
                                  John W. LaValle
                                  Vice President, Chief Financial Officers
                                  and Secretary

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                                  Page
Number      Description                                                Number
------      -----------                                                ------
10.13    Agreement of Limited Partnership of PMT CVD Partners,
         L.P. (the "Partnership"), dated as of March 29, 1996,
         entered into between CVD, Inc. (the "General Partner")
         and the limited partners listed therein (the "Limited
         Partners"). ...........................................          *

10.14    Form of Option Agreement, dated as of March 29, 1996,
         entered into between PMT and certain of the Limited
         Partners. .............................................

10.15    Form of Common Stock Purchase Warrant, dated as of March
         29, 1996, entered into between PMT and certain of the
         Limited Partners. .....................................

10.16    Form of Partnership Subscription Agreement, dated as of
         March 29, 1996, entered into among the Partnership, the General Partner and certain of the Limited Partners. ..

10.17    Share Subscription and Shareholders Agreement, dated as
         of March 29, 1996, entered into between the General Partner and the Limited Partners, as the shareholders of the General
         Partner  ..............................................

10.18    Research & Development Agreement, dated as of March 29,
         1996, entered into between PMT and the CVD Partnership.

10.19    Technology License Agreement, dated as of March 29, 1996,
         entered into between PMT and the CVD Partnership. .....

11.1     Computation of Per Share Earnings  ....................          *

27.1     Financial Statement Data  .............................          *

* Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.