Form 10-Q
period 1996-09-30
PLASMA & MATERIALS TECHNOLOGIES INC
filed 1996-11-14
CIK 868326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


[Mark one]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                   ----------    ----------

     Commission File Number:  0-26482

                     PLASMA & MATERIALS TECHNOLOGIES, INC.
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)

          California                                 95-4054321
-------------------------------            ----------------------------
(State or other jurisdiction of            (IRS Employer Identification
 incorporation or organization)             number)

               9255 Deering Avenue, Chatsworth, California 91311
              ---------------------------------------------------
              (Address of principle executive offices) (Zip Code)


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

As of September 30, 1996, the total number of outstanding shares of the Registrant's common stock was 8,692,264.

                     Plasma & Materials Technologies, Inc.


                                     INDEX                               Page
                                     -----                              Number
------------------------------------------------------------------------------

PART I.          FINANCIAL INFORMATION

 Item 1.         Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheets at
                      September 30,1996 (unaudited)
                      and December 31, 1995                              3

                 Unaudited Condensed Consolidated Statements of
                      Operations for the Three Months ended
                      September 30, 1996 and 1995 and for the
                      Nine Months ended September 30, 1996 and 1995      4

                 Unaudited Condensed Consolidated Statements of
                      Cash Flows for the Nine Months ended
                      September 30, 1996 and 1995                        5

                 Notes to Unaudited Condensed Consolidated Financial
                      Statements                                         6

 Item 2.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                9

PART II.         OTHER INFORMATION                                      13


SIGNATURE PAGE                                                          14

EXHIBITS                                                                15


                     Plasma & Materials Technologies, Inc.

                ITEM 1 - CONDENSED CONSOLIDATED BALANCE SHEETS
                ----------------------------------------------

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1996         1995 (1)
                                                   --------------  -------------
                                                     (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents......................  $ 7,449,643     $24,770,363
  Short-term investments.........................   12,559,216      13,992,109
  Accounts receivable............................   16,519,423       8,423,272
  Inventories....................................   15,765,795       5,453,835
  Demonstration inventory........................    4,478,208       1,367,233
  Prepaid expenses...............................      494,919         223,970
                                                   -----------     -----------
         Total current assets....................   57,267,204      54,230,782

Property, equipment and leasehold
 improvements, net of accumulated
 depreciation and amortization...................    9,924,486       4,576,043

Other assets.....................................    2,962,917         486,182
                                                   -----------     -----------

Total assets.....................................  $70,154,607     $59,293,007
                                                   ===========     ===========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses..........  $11,565,613     $ 4,023,705
  Warranty expense...............................      814,306         449,295
  Accrued salaries and related liabilities.......      287,244         228,998
  Current portion of capital lease obligations...      482,384         491,561
                                                   -----------     -----------
         Total current liabilities...............   13,149,547       5,193,559

Capital lease obligations, less current portion..      336,430         686,230

Commitments and contingencies

Shareholders' equity:
  Preferred Stock undesignated:
    Authorized shares -- 20,000,000
    Issued and outstanding -- None
  Convertible Preferred Stock (Series A and B), no
    par value
    Authorized shares -- None
    Issued and outstanding -- None
  Common Stock, no par value:
    Authorized shares -- 16,666,666
    Issued and outstanding -- 8,692,264 at
       September 30, 1996 and 8,659,843
       at December 31, 1995......................   61,108,385      60,975,483
  Accumulated deficit............................   (4,439,755)     (7,562,265)
                                                   -----------     -----------
Total shareholders' equity.......................   56,668,630      53,413,218
                                                   -----------     -----------
Total liabilities and shareholders' equity.......  $70,154,607     $59,293,007
                                                   ===========     ===========


(1) The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

See notes to condensed consolidated financial statements.

                     Plasma & Materials Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          -----------------------------------------------------------

                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                ----------------------------------        ----------------------------------
                                                SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                    1996                 1995                 1996                  1995
                                                -------------        -------------        -------------        --------------

Revenues:
  Product sales..............................    $ 7,904,906          $ 6,505,429          $25,851,165          $13,597,325
  License revenues...........................              -                    -                    -              400,000
  Contract revenues..........................        918,449                    -            1,767,127                    -
                                                 -----------          -----------          -----------          -----------
                                                   8,823,355            6,505,429           27,618,292           13,997,325

Costs and expenses:
  Cost of goods sold.........................      3,863,568            3,554,446           12,991,004            7,301,202
  Research and development...................      1,992,661            1,152,237            5,449,346            3,195,472
  Selling, general and
   administrative............................      2,755,340            1,537,396            7,125,153            4,272,689
                                                 -----------          -----------          -----------          -----------
                                                   8,611,569            6,244,079           25,565,503           14,769,363
                                                 -----------          -----------          -----------          -----------
Income (loss) from operations................        211,786              261,350            2,052,789             (772,038)

Other:
  Interest income (expense), net.............        293,880              115,144            1,086,698              (32,774)
                                                 -----------          -----------          -----------          -----------
Income (loss) before income tax
  provision..................................        505,666              376,494            3,139,487             (804,812)


Income tax provision.........................          4,495                    -               16,977                  800
                                                 -----------          -----------          -----------          -----------
Net income (loss)............................    $   501,171          $   376,494          $ 3,122,510          $  (805,612)
                                                 ===========          ===========          ===========          ===========
Net income (loss) per share:
  Primary....................................    $      0.06          $      0.06          $      0.34          $     (0.15)
                                                 ===========          ===========          ===========          ===========
Average common shares and
  equivalents................................      9,103,103            6,845,824            9,120,709            5,495,391
                                                 ===========          ===========          ===========          ===========


See notes to condensed consolidated financial statements.

                     Plasma & Materials Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -----------------------------------------------------------

                                                                              NINE MONTHS ENDED
                                                               -----------------------------------------------
                                                               SEPTEMBER 30, 1996           SEPTEMBER 30, 1995

OPERATING ACTIVITIES
Net income (loss)...........................................   $  3,122,510                 $  (805,612)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation and amortization.............................      1,199,912                     867,333
  Changes in operating assets and liabilities:
   Accounts receivable......................................     (8,096,151)                 (5,090,037)
   Inventories..............................................    (10,311,960)                  1,059,378
   Demonstration inventory..................................     (3,110,975)
   Other current assets.....................................              -                    (202,550)
   Prepaid expenses.........................................       (270,949)                    (77,921)
   Accounts payable and other accrued expenses..............      7,965,165                    (477,224)
   Other current liabilities................................              -                      80,918
                                                               ------------                 -----------
Net cash used in operating activities.......................     (9,502,448)                 (4,645,715)

INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
 improvements...............................................     (6,548,355)                   (444,433)
Proceeds from sales of short-term investments...............     19,914,800                           -
Purchases of short-term investments.........................    (18,481,907)                          -
Other assets................................................     (2,476,735)                          -
                                                               ------------                 -----------
Net cash used in investing activities.......................     (7,592,197)                   (444,433)

FINANCING ACTIVITIES
Borrowings under line of credit.............................              -                   1,810,708
Repayments of line of credit................................              -                  (3,810,708)
Proceeds from sale of Preferred Stock.......................              -                   3,366,204
Proceeds from Inital Public Offering (Common
 Stock), (before deducting $1,000,000 for related
 expenses during the nine months
 ended September 30, 1995)..................................              -                  41,175,750
Proceeds from sale of Common Stock..........................        132,902                      41,719
Payments on capital lease obligations.......................       (358,977)                   (452,526)
                                                               ------------                 -----------
Net cash used in financing activities.......................       (226,075)                 42,131,147
                                                               ------------                 -----------

Net increase (decrease) in cash and cash
 equivalents................................................    (17,320,720)                 37,040,999
Cash and cash equivalents at beginning of
  period....................................................     24,770,363                   3,563,753
                                                               ------------                 -----------
Cash and cash equivalents at end of period..................   $  7,449,643                 $40,604,752
                                                               ============                 ===========


See notes to condensed consolidated financial statements.

                     Plasma & Materials Technologies, Inc.


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        --------------------------------------------------------------

                              SEPTEMBER 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following:

                             SEPTEMBER 30,   DECEMBER 31,
                                 1996            1995
                             -------------   ------------

Components.................  $10,186,046     $3,774,458
Work in process............    3,943,618      1,611,382
Finished goods.............    1,636,131         67,995
                             -----------     ----------

                              15,765,795      5,453,835

Demonstration inventory....    4,478,208      1,367,233
                             -----------     ----------

                             $20,244,003     $6,821,068
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

NOTE C - PMT CVD PARTNERS, L.P.

On March 29, 1996, the Company entered into a number of agreements with PMT CVD Partners, L.P. (the "Limited Partnership") and the limited partners thereof (the "Limited Partners"). The Limited Partnership was formed to fund research and development costs and expenses relating to chemical vapor deposition ("CVD") technology and applications. An aggregate of approximately $5,350,000 was invested in the Limited Partnership to fund such research and development efforts. The Limited Partnership owns the rights to the technology developed. PMT has entered into a license agreement with the Limited

                     Plasma & Materials Technologies, Inc.

Partnership whereby PMT is obligated to pay stated royalties to the Limited Partnership on sales of related products, and the royalty percentage will vary based on the geographic location of the sale. There is no provision for royalty payments to the Limited Partners in fiscal 1996. PMT has been granted an exclusive option to purchase all of the Limited Partners' interest in the Limited Partnership, based on an established purchase price formula which terminates PMT's obligation under the license agreement. PMT may exercise such option at its sole discretion.

PMT has agreed to provide certain personnel to the Limited Partnership to perform such research and development activities. PMT will be paid for such services at an amount equal to its actual direct costs, as defined, plus a stated percentage of such costs. During the quarter and nine months ended September 30, 1996, the amount of research and development costs incurred, including the stated percentage of 250% of direct costs, with respect to CVD technology and applications was $918,449 and $1,767,127, respectively and is reflected in contract revenue in the accompanying statement of operations.

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

NOTE E - INCOME TAXES

The provision for income taxes at September 30, 1996 differs from the statutory federal rate of 35% due to the reduction of the valuation allowance attributed to the utilization of the net operating loss carryforwards.

NOTE F - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive, and common equivalent shares from the redeemable convertible Preferred Stock and convertible Preferred Stock which converted into Common Stock in connection with the Company's Initial Public Offering are included as if converted at the original date of issuance, even though inclusion is anti-dilutive, for the three and nine months ended

                     Plasma & Materials Technologies, Inc.

NOTE F - NET INCOME (LOSS) PER SHARE

September 30, 1995. Pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the Initial Public Offering price of $14.00 per share during the twelve-month period prior to the offering (cheap stock) have been included in the calculation as if they were outstanding for the three and nine months ended September 30, 1995 (using the treasury stock method at the Initial Public Offering price of $14.00 per share and the if-converted method for redeemable convertible Preferred Stock and convertible Preferred Stock). For the nine months ended September 30, 1996, such cheap stock shares were not included in the calculation.

NOTE G - REVOLVING AND EQUIPMENT LINE OF CREDIT

On June 5, 1996, the Company renewed its line of credit agreement (the "Agreement") with a commercial bank which provides for borrowing up to the lesser of 80% of eligible accounts receivable or $3,000,000. Interest on the line of credit is payable monthly at prime (8.25% at September 30, 1996) plus 0.5%. The Agreement also provides for equipment loans which allows the Company to borrow up to the lesser of 80% of eligible equipment purchases or $3,000,000, subject to certain limits. Interest on borrowings under the equipment line is payable monthly at prime plus 1.5%. At September 30, 1996, there were no balances outstanding on either of these two loans.

NOTE H - SUBSEQUENT EVENTS

Acquisition

On July 17, 1996 the Company executed a definitive agreement to purchase Electrotech Limited and Electrotech Equipments Limited, United Kingdom corporations for $75,000,000 cash and the issuance of 5,600,000 shares of the Company's common stock. The agreement, which has received shareholder approval, is subject to certain conditions including obtaining appropriate financing. Included in other assets are approximately $2,280,695 of direct costs, incurred to date, of the acquisition through September 30, 1996. If the agreement is terminated, except in certain circumstances, the Company will be required to pay a $1,000,000 termination fee which along with all direct acquisition and financing costs incurred through the termination will be charged to operations in the period the contract is terminated.

                     Plasma & Materials Technologies, Inc.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


This Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain risks and uncertainties, including slowing growth in the demand for semiconductors and challenges from the Company's competition that could cause actual results to differ materially from those projected. Additional risks and uncertainties are discussed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 1996 and the Proxy Statement filed with the Securities and Exchange Commission on September 11, 1996.

OVERVIEW

During the third quarter of fiscal 1996, Plasma & Materials Technologies, Inc. ("PMT" or the "Company") reported product sales and net income of $7.9 million and $0.5 million, respectively.

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of revenues for the period indicated.

                                                 Three months ended                 Nine months ended
                                           -------------------------------   --------------------------------
                                           September 30,    September 30,    September 30,     September 30,
                                                1996             1995             1996             1995
                                           --------------   --------------   --------------   ---------------

Revenues..................................         100.0%           100.0%           100.0%            100.0%
Cost of sales.............................          43.8%            54.6%            47.0%             52.2%
                                                   ------           ------           ------            ------
 Gross profit.............................          56.2%            45.4%            53.0%             47.8%

Operating expenses:
 Research and development.................          22.6%            17.7%            19.7%             22.8%
 Selling, general and administrative......          31.2%            23.6%            25.8%             30.5%
                                                   ------           ------           ------            ------
 Total operating expenses.................          53.8%            41.3%            45.5%             53.3%
                                                   ------           ------           ------            ------
Income (loss) from operations.............           2.4%             4.1%             7.5%             (5.5%)
Interest income (expense), net............           3.3%             1.7%             3.9%             (0.2%)
                                                   ------           ------           ------            ------
Income (loss) before income tax provision.           5.7%             5.8%            11.4%             (5.7%)

Income tax provision......................             -%               -%             0.1%                -%
                                                   ------           ------           ------            ------
Net income (loss).........................           5.7%             5.8%            11.3%             (5.7%)
                                                   ======           ======           ======            ======


Revenues

Product Sales. Product sales for the third quarter of fiscal 1996 increased 22% to $7.9 million compared to $6.5 million for the third quarter of fiscal 1995. Product sales increased as a result of the shipment of two of the Company's PINNACLE 8000R(TM) plasma processing systems, five process modules and four MORI sources. Product sales for the nine month period ending September 30, 1996 increased 90% to $25.9 million from $13.6 million for the nine month period ending September 30, 1995. Product sales increased as a result of the shipment of one PINNACLE 8000(R) and ten PINNACLE 8000R(TM) systems, six process modules and eight MORI sources for the nine months ended September 30, 1996 as compared to five PINNACLE 8000(R) systems, four process modules and sixteen MORI sources shipped in the nine months ended September 30, 1995. Notwithstanding the quarter-to-quarter and period-to-period increases

                     Plasma & Materials Technologies, Inc.

noted above, product sales for the third quarter of 1996 decreased from $10.2 million, or 22.5%, as compared to product sales for the second quarter of 1996. Management believes that this decrease in product sales is primarily attributable to the current downturn in the semiconductor industry, which has adversely affected the semiconductor equipment manufacturing industry. See "Item
5. Other Information--Industry Conditions," below.

International sales, which are predominately to customers based in Japan and Korea, accounted for 94% and 91% of product sales for the third quarter of fiscal years 1996 and 1995, respectively. International product sales accounted for 82% and 54% for the nine months ending September 30, 1996 and 1995, respectively.

License Revenue. The Company received no license revenues for the third quarter and nine month period of fiscal 1996, compared to $0 and $400,000 for the third quarter and the nine month period, respectively, of fiscal 1995, because all of the past license agreements the Company had entered into were fully paid prior to 1996. The Company does not anticipate the receipt of any additional license revenues in the next twelve months. However, the Company may enter into additional license agreements as it deems appropriate in order to broaden the applications of its MRI technology, or to improve the Company's market penetration.

Contract Revenue. The Company received contract revenues for the third quarter and nine month period of fiscal 1996 of $918,449 and $1,767,127, respectively, as compared to no contract revenue for the third quarter and nine month period of fiscal 1995. This increase was due to the March 1996 agreement between PMT and PMT CVD Partners, L.P. See Note C to Notes to Condensed Consolidated Financial Statements.

Gross Margin on Product Sales

The Company's gross margin on product sales for the third quarter of fiscal 1996 increased to 51% as compared to 45% for the third quarter of fiscal 1995, and for the nine months ended September 30, 1996 it increased to 50% in comparison to 46% for the nine months ended September 30, 1995. The improved margin is attributable to the higher sales volume which resulted in increased production efficiencies and higher average selling prices. Notwithstanding the increases in gross margins referenced above, management believes that pricing pressure attendant to PMT's shipment of products in the current and future quarters could result in lower gross and operating margins in such future periods. See "Item 5. Other Information--Industry Conditions," below.

Research and Development

Research and development expenses for the third quarter of fiscal 1996 were $2.0 million, or 23% of net revenues, compared to $1.2 million, or 18% of net revenues, for the third quarter of fiscal 1995. For the nine months ended September 30, 1996, research and development expenses were $5.4 million, or 20% of net revenues, as compared to $3.2 million, or 23% of net revenues, for the nine months ended September 30, 1995. As the Company's revenues have increased, these expenses became a smaller percentage of net revenues. The dollar increases in expenses are attributable principally to the Company's continued investment in the development of new processes in further advancing its proprietary plasma source technology. In addition, expenses include costs incurred associated with the contract revenue from PMT, CVD Partners, L.P., with respect to CVD applications of the Company's technology. See Note C of Notes to Condensed Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 1996 were $2.8 million, or 31% of net revenues, compared to $1.5 million, or 24% of net revenues, for the third quarter of fiscal 1995. For

                     Plasma & Materials Technologies, Inc.

the nine months ended September 30, 1996, selling, general and administrative expenses were $7.1 million, or 26% of net revenues, as compared to $4.3 million, or 31% of net revenues, for the nine months ended September 30, 1995. The increased expense was due primarily to the addition of employees in both the sales and support departments to accommodate the increased sales volume.

Income Tax Provision

The Company paid a nominal amount of Federal and State income taxes for the first nine months of fiscal 1996. In addition, a nominal amount of income tax was paid by the Company's Korean subsidiary. The Company paid no income tax for the first nine months of fiscal 1995 due to the Company's ability to utilize prior net operating loss and credit carryforwards that can be applied against future income but is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The provision for income taxes at September 30, 1996 differs from the statutory federal rate of 35% due to the reduction of the valuation allowance attributed to the utilization of the net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, PMT had $20.0 million in cash, cash equivalents and short-term investments, compared to $38.8 million at December 31, 1995. This $18.8 million decrease was primarily due to the increases in inventories and accounts receivable related to the sales volume increase. In addition, $6.5 million was invested in capital equipment as the Company used funds to expand its applications laboratory to support process development and customer demonstrations. This was offset by net cash provided by the higher payables activity related to the purchase of inventory and capital equipment.

At September 30, 1996, there were no borrowings outstanding under the revolving credit line, and $3,000,000 was available for borrowings under that agreement which runs through June 5, 1997. The agreement places certain restrictions on PMT which, among other things, prohibit PMT from paying cash dividends or repurchasing its stock, and requires PMT to comply with certain financial ratios and covenants. PMT is currently in compliance with all covenants and restrictions contained in the revolving line of credit. PMT also has a $3,000,000 equipment leasing facility that runs through December 30, 1996. At September 30, 1996 there were no borrowings under the equipment leasing facility.

PMT anticipates that it will spend approximately $6.8 million for capital expenditures during fiscal 1996, of which $6.5 million has been invested in capital equipment during the first nine months of 1996. This is expected to include investments in demonstration and test equipment, information systems, and other capital items that should enable PMT to expand its ability to support and develop new products and services. In addition, PMT expects to increase its investment in inventory of evaluation systems at customer sites.

In March 1996, PMT sponsored a partnership with certain third-party investors to fund research and development costs and expenses relating to CVD technology and application. Third-party investors invested an aggregate of approximately $5,350,000 in the partnership, which aggregate amount is available to fund such costs and expenses. At September 30, 1996 approximately $3,148,868 is remaining for future investment in such research and development. See Note C to Notes to Condensed Consolidated Financial Statements.

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

                     Plasma & Materials Technologies, Inc.

On July 17, 1996 the Company executed a definitive agreement to purchase Electrotech Limited and Electrotech Equipments Limited, United Kingdom corporations. Assuming consummation of the Acquisition, PMT anticipates that it will issue approximately $86.0 million of Subordinated Notes in the Private Financing. Additionally, to satisfy the Working Capital Condition, PMT anticipates the establishment of the New Credit Facility which, among other things, will provide to PMT approximately $35.0 million in available borrowings. PMT believes that cash provided or available from the Subordinated Notes, the New Credit Facility and other sources of capital available to PMT, including cash on hand, will be sufficient to support PMT's liquidity needs over the next 12 months, including the cash payment requirements resulting from the Acquisition. See Note H to Notes to Condensed Consolidated Financial Statements.

                     Plasma & Materials Technologies, Inc.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 5  OTHER INFORMATION
        -----------------

        Industry Conditions. The semiconductor industry is currently experiencing a significant downturn, which PMT anticipates will result in reduced demand for semiconductor processing equipment and increase pricing pressure upon equipment manufacturers, including PMT. As noted above, PMT's product sales for the third quarter ended September 30, 1996 declined to $7.9 million from product sales of $10.2 million for the second quarter ended June 30, 1996, a reduction of 22.5%. Reduced demand for semiconductor processing equipment could continue to adversely affect PMT's product sales and margins for subsequent periods. Additionally, the loss or delay of one or more system sales during any quarter would significantly and adversely affect PMT's operating results, including its gross and operating margins, for that quarter.

        Recent Developments. On October 7, 1996, PMT issued $86.25 million of its 7 1/8% Convertible Subordinated Notes due 2001 (the "Convertible Notes") in a private offering. The net proceeds from the sale of the Convertible Notes will be used to fund the purchase price to be paid by PMT in connection with its previously announced acquisition of all of the outstanding capital stock of Electrotech Limited and Electrotech Equipments Limited, pursuant to the terms of that certain Share Purchase Agreement dated as of July 17, 1996, as amended (the "Share Purchase Agreement"). In that regard, at PMT's annual meeting of shareholders held on Thursday October 10, 1996, the shareholders of PMT approved, among other things, the consummation of the transactions contemplated by the Share Purchase Agreement.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)  The following exhibits are included herein:

Exhibit
Number       Description
-------      -----------

11.1         Computation of Per Share Earnings

27.1         Financial Statement Data

        (b)  Reports on Form 8-K:

             None.

                     Plasma & Materials Technologies, Inc.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PLASMA & MATERIALS TECHNOLOGIES, INC.



Date  November 14, 1996                /s/ John W. La Valle
    -------------------------          --------------------
                                       John W. La Valle
                                       Vice President, Chief Financial Officer
                                        and Secretary

                     Plasma & Materials Technologies, Inc.

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                            Page
Number                          Description                        Number
-------                         -----------                        ------

11.1                Computation of Per Share Earnings..........

27.1                Financial Statement Data...................
