Form 10-K
period 1996-12-31
TRIKON TECHNOLOGIES INC
filed 1997-04-15
CIK 868326

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                        Commission File Number:
        December 31, 1996                                    0-26482
                                ---------------

                           TRIKON TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

           California                                      95-4054321
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               9255 Deering Avenue, Chatsworth, California 91311
                   (Address of principal executive offices)

                                (818) 886-8000
             (Registrant's telephone number, including area code)

                     PLASMA & MATERIALS TECHNOLOGIES, INC.
                  (Former name, if changed since last report)

                                ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

                                ---------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 31, 1997, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $86,920,484. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


As of March 31, 1997, the Registrant had outstanding 14,368,045 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None
================================================================================

                           TRIKON TECHNOLOGIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  For the fiscal year ended December 31, 1996

                                                                            Page
                                     PART I
Item 1.   Business........................................................... 1
Item 2.   Properties.........................................................12
Item 3.   Legal Proceedings..................................................12
Item 4.   Submission of Matters to a Vote of Security Holders................12


                                    PART II

Item 5.   Market for Registrant's Common Equity and
          Related Shareholder Matters........................................14
Item 6.   Selected Consolidated Financial Data of Trikon.....................16
          Selected Combined Financial Data of Electrotech....................24
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations of Trikon...............................................18
          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations of Electrotech..........................................25
Item 8.   Financial Statements and Supplementary Data........................31
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.............................31


                                    PART III

Item 10.  Directors and Executive Officers of Trikon.........................32
Item 11.  Executive Compensation.............................................34
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management..............................................39
Item 13.  Certain Relationships and Related Transactions.....................40


                                    PART IV

Item 14.  Exhibits, Financial Statement......................................42
          Schedules, and Reports on Form 8-K.................................45

                                    PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are in "Item 1. Business" in paragraph 4 under "--Products--Planar 200 Flowfill(TM)," paragraph 3 under "-- Customers," paragraph 8 under "--Research, Development and Engineering," paragraph 4 under "--Joint Development Agreements," and the paragraph under "--Environmental Matters." Such statements can also be found under "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon" in paragraphs 3 and 4 under "--Overview," paragraphs 2, 3, 5, 8 and 9 under "--Results of Operations" and paragraphs 7, 10 and 12 under "-- Liquidity and Capital Resources." In addition, such statements can be found in paragraph 2 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Electrotech--Administrative Expenses." Forward-looking statements may also be found in various sections of this Annual Report on Form 10-K that are not specifically set forth above. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth herein.


ITEM 1.  BUSINESS

Introduction

     Trikon Technologies, Inc., formerly Plasma & Materials Technologies, Inc. (together with its subsidiaries, "Trikon" or the "Company"), designs, manufactures and markets advanced high density, low pressure plasma sources, process modules and plasma processing systems, and develops, manufactures, markets and services semiconductor fabrication equipment for the worldwide semiconductor manufacturing industry. These products are used for etch, physical vapor deposition (PVD, which is commonly referred to as "sputtering") and chemical vapor deposition (CVD) applications and are sold to semiconductor manufacturers worldwide. Trikon currently offers a modular line of etch equipment which utilizes the Company's patented MORI(TM) source technology for polysilicon and metal etch applications in the fabrication of semiconductor devices and other products for the etch market, including its Omega(TM) Inductively Coupled Plasma (ICP) system. In addition, semiconductor manufacturers use the Company's patented MORI(TM) source technology for plasma CVD of silicon dioxide films and photoresist stripping. Certain other manufacturers also use the MORI(TM) source for the plasma etching of films in the fabrication of large area active matrix liquid crystal displays. Some of the customers that have purchased or have placed orders for the Company's plasma processing systems include Texas Instruments, Dallas Semiconductor, LG Semicon, Hyundai, Samsung, Toshiba and Canon Sales. Trikon also offers new leading-edge products including the Sigma sputter system for PVD, with optional Forcefill(TM) module, and the Planar 200 Flowfill(TM) system for inter-metal dielectric CVD. Forcefill(TM) technology allows manufacturers to eliminate the use of multistep CVD tungsten-plug based metallization processes and to utilize an entirely aluminum-based PVD multi-level metal scheme in sub-0.5 micron Integrated Circuit
(IC) manufacturing. Trikon's new CVD process technology, Flowfill(TM), forms high quality silicon dioxide layers which possess the properties of both gap fill and planarization.

Recent Developments

     Electrotech Acquisition. On November 15, 1996, Trikon acquired all the issued and outstanding shares (the "Acquisition") of Electrotech Limited and Electrotech Equipments Limited (collectively, "Electrotech"). Electrotech develops, manufactures, markets and services semiconductor fabrication equipment for the worldwide semiconductor manufacturing industry. The aggregate purchase price paid by the Company in the Acquisition, excluding $7,976,995 in acquisition costs, was $145,700,000 consisting of $75,000,000 paid in cash and the issuance of 5,600,000 shares of common stock of the Company ("Common Stock") with an estimated fair market value of $70,700,000, based on the last sales price for the Common Stock on the day prior to the public announcement of the parties agreement to the terms of the Acquisition. Following consummation of the Acquisition, Christopher D. Dobson, former majority owner of Electrotech, and Nigel Wheeler, former President of Electrotech, became the Chairman of the Board of Directors, and President and Chief Operating Officer, respectively, of the Company. Unless the context otherwise requires, all references herein to "Trikon" or the "Company" include Electrotech with respect to all periods on and after November 15, 1996.

     Name Change. On March 31, 1997, the Company changed its name to Trikon Technologies, Inc. The Company believes that the Trikon name better suits a company with a multi-continent presence and a number of non-plasma based products.

Products

     Trikon offers a line of modular solutions which are designed to meet the varying requirements of its customers for etching of polysilicon, metal and oxide films, stripping of photoresist, metal deposition and CVD of oxide films. Trikon's line of equipment includes the MORI(TM) plasma source, the MORI(TM) stand-alone process module for etch, strip or CVD applications, the PINNACLE 8000/*/system and the PINNACLE 8000R(TM) system. In addition, the Electrotech-originated product line includes the Sigma Forcefill(TM) system, the Delta 201 system, the Planar 200 Flowfill(TM) system and the Omega(TM) 201-2 system.

     Etch

     PINNACLE 8000/*/ and PINNACLE 8000R(TM)

     In December 1995, Trikon introduced its PINNACLE 8000R(TM) cluster tool platform, a more compact version of its existing PINNACLE 8000/*/system, that includes certain additional features that enable increased ease in operation. Each of Trikon's PINNACLE 8000/*/and PINNACLE 8000R(TM) systems is a dual wafer cassette, vacuum loadlocked cluster tool which can incorporate up to four MESC-compatible process modules. The dual wafer cassette loadlock configuration enables the system to continuously process wafers. System throughput varies, and is primarily dependent on the film application, the operating configuration and the number of process modules attached to the system. For a typical polysilicon etch process, with each process module performing the same process, throughput varies from 40-60 wafers per hour for a two module configuration, to 70-90 wafers per hour for a four module configuration. This compares to a throughput of 30-40 wafers per hour for competitive two module systems. Floorspace required for a PINNACLE 8000R(TM) is approximately 44 square feet with two process modules and 65 square feet with four process modules. By comparison, floorspace required for a Pinnacle 8000/*/ is approximately 88 square feet with four process modules. List prices for the PINNACLE 8000/*/ and PINNACLE 8000R(TM) currently range from $1,800,000 for a standard two module system to $2,800,000 for a four module system, and from $1,900,000 for a standard two module system to $3,400,000 for a four module system, respectively.

     MORI(TM)

     Trikon's MORI(TM) plasma source is also sold as a subsystem on a limited geographic and application basis to OEM licensees of Trikon's MORI(TM) technology. Trikon currently sells the MORI(TM) source to Leybold of Germany for incorporation into Leybold's systems that are sold worldwide for etching large area, active matrix liquid crystal displays. Trikon sells its MORI(TM) source to Canon Sales for incorporation into Canon Sales' systems for photoresist stripping that are sold in the Japanese and Korean markets, and to NEC Anelva for incorporation into NEC Anelva's systems for metal and oxide etching that are sold in the Japanese market. Trikon's stand-alone process module, common to Trikon's PINNACLE 8000/*/ and PINNACLE 8000R(TM) systems, incorporates the MORI(TM) plasma source and can be configured for etch, strip or CVD applications. The process module can be sold to customers either to increase the capacity of existing system platforms, or to provide additional process capability. List price for a standard process module configured for etch applications is currently $500,000.

     Omega(TM) 201-2

     Trikon's Omega(TM) 201-2 metal etch system integrates the field-proven 200-series hardware as used on other current Trikon products with Trikon's ICP technology. Although mainly targeted at metal interconnect, the technology is also able to address oxide and polysilicon etch and is compatible with all etch applications. The Omega(TM) 201-2 metal etch system has been designed to address the special requirements of metal etch while minimizing the space utilized in the clean room. The system has a passivation unit which minimizes post-etch corrosion by combining the use of a downstream plasma with radiant heating of the wafer backside to maximize photoresist strip rates and drive off involatile chlorine-containing materials. The Omega(TM) 201-2 also has a wafer temperature control system which ensures that etch residues are minimized and often eliminates the need to harden the photoresist using a deep UV process. The price for Trikon's Omega(TM) etch system ranges from approximately $700,000 to approximately $1,400,000, depending on the configuration of the system.

     Physical Vapor Deposition

     Sigma

     Layers of metal alloys can be deposited by Trikon's Sigma product line, a sputtering machine with multiple process chambers. This product deposits a very thin uniform layer of interconnect metal on the whole surface of the semiconductor wafer. Subsequent lithography and etching turns this layer into an intricate pattern of interconnect wiring on the many individual semiconductor devices, each a complex and integrated functioning circuit. Sigma is designed to be one of the cleanest PVD systems on the market, with particular application in multi-layer metallization. Trikon's strategy is to offer semiconductor manufacturers, who are currently using 0.8 micron to 1.0 micron design rules, a way to avoid the adoption of CVD tungsten, a relatively difficult, dirty and expensive process. Trikon offers system configurations which bridge the gap from non-hole-fill technology, at approximately 1.0 micron, to the adoption of Trikon's Forcefill(TM) technology onto the Sigma platform, which is capable of filling holes smaller than 0.25 micron. The selling price for the Sigma system ranges from approximately $1.5 million to approximately $2.5 million, depending on the configuration of the system.

     Sigma Forcefill(TM)

     The Sigma Forcefill(TM) system is being developed to extend Trikon's standard Sigma metallization product capability into the sub-0.5 micron market. The Forcefill(TM) technology is used with traditional aluminum techniques and eliminates the relatively complicated and difficult use of tungsten. The process can be carried out on a standard Sigma series system with an attached Forcefill(TM) module, which involves depositing a layer of aluminum such that it forms a bridge over the holes. When adequate bridging is achieved, the wafer is transferred under vacuum to the Forcefill(TM) module where the aluminum is heated and forced under very high pressure into the hole, thus achieving a void-free fill. Forcefill(TM) allows manufacturers to eliminate the use of CVD tungsten and to utilize an entirely aluminum-based multi-level metal scheme. DRAM and logic applications are both target markets for Forcefill(TM), since the cost saving per layer is substantial, and the interconnect speed is improved. The average selling price of the Sigma Forcefill(TM) system ranges from approximately $3.5 million to approximately $4.0 million, depending on the configuration of the system. Sigma Forcefill(TM) products continue to be subject to customer review and evaluation and Trikon is presently applying considerable efforts to attain functionality and reliability levels acceptable to Trikon's target markets.

     Chemical Vapor Deposition

     Planar 200 Flowfill(TM)

     The planarized intermetal dielectric market requires a suitable insulating material to protect the microscopic wiring in a chip, a number of which have various undesirable characteristics. The most common insulating material is silicon dioxide, which, when deposited by conventional techniques, is unable to fill the increasingly small gap spacing required by next generation ICs. Trikon has developed a new CVD process technology, Flowfill(TM), to form high quality silicon dioxide layers which possess the properties of both gap fill and planarization. In the Planar 200 Flowfill(TM) multi-chambered cluster system, the advanced planarization layer consists of three films which are deposited sequentially. The plasma CVD films are deposited in one module and the CVD planarizing flow layer is deposited in the Flowfill(TM) module with no vacuum breaks between the process steps. The flow layer has the ability to fill sub-micron features less than 0.2 micron wide, with a 5 to 1 height to width ratio, and achieve typical planarization of 80% for gaps up to 20 microns.

     Alternative technologies to Trikon's Flowfill(TM) system include spin on glass (SOG) and high density plasma (HDP) combined with chemical mechanical polishing (CMP). SOG is deposited in single or multiple spins. This technique is complex and slow due to the number of steps involved. In addition, although each individual step may be clean, the combination can lead to a high number of added particles, which can decrease yield. HDP gap fills a wafer with silicon dioxide in one system, but the rough spots on the wafer must be planarized using a CMP process in a second system.

     For a number of reasons, Trikon's initial shipments of the Planar 200 Flowfill(TM) have targeted the DRAM market. First, due to the competitive nature of the DRAM market, cost is a primary concern to DRAM manufacturers. Certain DRAM manufacturers have indicated that Flowfill(TM) will offer significant cost advantages for next generation DRAMs relative to both the SOG and HDP processes. Second, due to the circuit designs of a DRAM, the maximum distance between metal lines is 80 to 100 microns; Flowfill(TM) provides a high level of planarity for gaps of this size. The selling price for the Planar 200 Flowfill(TM) system ranges from approximately $1.4 million to approximately $2.5 million, depending on the configuration of the system. Flowfill(TM) systems continue to be subject to customer review and evaluation and Trikon is presently applying considerable efforts to attain functionality and reliability levels acceptable to Trikon's target market.

     In February 1997, the Company announced an advance in the depositing of low dielectric constant (low-k) materials used in IC layering and production using the Flowfill(TM) technologies (the "Flowfill(TM) CVD Development"). By lowering the dielectric constant, the speed of an IC increases. Trikon has tested a low-k material for use in its Flowfill(TM) system that mixes methylsilane gas with hydrogen peroxide to produce a high quality insulatory layer that is self - planarizing. While management believes that this low-k process is a significant advancement in the intermetal dielectric market, additional testing is necessary. There can be no assurance that this process will result in the successful manufacture and production of ICs. See Note 12 of Notes to Consolidated Financial Statements.

     Delta 201

     Trikon's Delta 201 is a versatile, single-chamber production system for producing films, including silicon dioxide or silicon nitride. The films deposited by this system are used to insulate the interconnect wiring of a semiconductor wafer. The Delta 201 is a relatively low-cost system and its small dimensions make it attractive to customers, who are often short of cleanroom space. The Delta 201 also addresses the gallium arsenide semiconductor market and incorporates a wafer handling mechanism that is suited to handle fragile and high-cost gallium arsenide wafers. The average selling price for the Delta 201 system is approximately $600,000.

Customers

     The Company sells its systems to semiconductor manufacturers located throughout the United States, Europe, Asia/Pacific, Korea and Japan. The following is a list of customers who have purchased, leased or have current orders for Trikon products either directly with the Company or through its distribution and OEM relationships:

AT&T                      LSI Logic                Philips
Daewoo                    Matsushita               Ricoh
Dallas Semiconductor      Micron Technology        Samsung
Fujitsu                   Mitsubishi               Sharp
GEC Plessey               Motorola                 Siemens
Hitachi                   National Semiconductor   Sony
Hyundai                   NEC                      TEMIC
IBM                       OKI                      Texas Instruments
IC Works                  Olivetti                 Toshiba
LG Semicon                Orbit Semiconductor      TriQuint
Leybold                                            Tower Semiconductor


     Trikon's total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from Hyundai and Siemens represents 19% and 12% of total revenue, respectively, for the year ended December 31, 1996. Revenue from five customers represented 19%, 15%, 12%, 11% and 11% each of total revenue for the year ended December 31, 1995 and revenue from six customers represented 19%, 17%, 17%, 15%, 15% and 12% each of total revenue for the ten months ended December 31, 1994. During the year ended December 31, 1995, sales to Alcan-Tech, Canon Sales and NEC Anelva in Japan, and to LG Semicon and Hyundai in Korea, accounted for 25% and 18% of the Company's total revenue, respectively, for that period. During the ten months ended December 31, 1994, sales to Canon Sales and NEC Anelva in Japan, and to Samsung and Hyundai in Korea, accounted for 31% and 32% of the Company's total revenue, respectively, for that period. The Company's operating results could be materially adversely affected by the loss of business from or the cancellation of orders by or decreases in the prices of products sold to these or other customers located in Germany, Japan and Korea. See Note 1 of Notes to Consolidated Financial Statements.

     Sales other than in the United States accounted for approximately 77%, 47% and 66% of total revenue in the years ended December 31, 1996 and 1995, and the ten months ended December 31, 1994, respectively. The Company anticipates that sales outside the United States will continue to account for a significant portion of its total revenue. In addition, with the acquisition of Electrotech, which sells primarily to international locations including Germany, Japan and Israel, the Company expects that sales to Japanese, Korean, and European semiconductor manufacturers will continue to represent a significant percentage of the Company's product sales through at least 1997.

     All export sales by the Company must be licensed by the Office of Export Administration of the U.S. Department of Commerce and related U.K. and other foreign agencies performing similar functions. Although Trikon has experienced no difficulty in obtaining these licenses, the Company's failure to obtain these licenses in the future could have a material adverse effect on Trikon's results of operations. A number of other risks arise in the international market place, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, the challenges of maintaining a readily available supply of spare parts, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, potentially adverse tax consequences, and the fluctuation of foreign currency exchange rates. Wherever possible, international sales of Trikon's products are denominated in U.S. dollars in order to reduce the risks associated with such currency fluctuation. There can be no assurance that the Company will be able to avoid these and other risks relating to the conduct of business internationally.

Marketing, Sales and Customer Support

     Trikon's long range goal is to market its products and services directly to all end use customers to the extent it is efficient and cost effective. In the current stage of Trikon's growth, it is not efficient or cost effective to market products and services through a direct sales force in all regions. Consequently, Trikon has established multiple sales channels to market products and services to match Trikon's efforts in each region. Trikon currently markets and sells its products primarily through three separate sales channels, direct sales, distributor arrangements and OEM agreements. In selected regions and countries, Trikon uses a combination of direct sales, distributor arrangements, OEM agreements and sales representatives.

     As a result of the Acquisition, Trikon expanded its field sales and support organizations worldwide, focusing on marketing within each product division.
The Company now has sales and marketing offices located in the United States, United Kingdom, Europe and Asia to enable sales and service personnel to provide dedicated worldwide support to new and existing customers. The field based sales, service, and applications personnel now report into a unified management structure based on country geography. This gains efficiency through cross training and critical mass for support. Sales staff now represent the full Trikon product line to its customers, gaining leverage in the selling cycle. In select international countries, Trikon will continue to use distributor or representative organizations for sales, but is moving to full direct support organizations for customer control and satisfaction.

     In the United States, Trikon markets and sells its products principally through its direct sales organization. In Korea, Trikon markets and sells its products direct through the sales staff of its wholly owned Korean subsidiary. The Korean market is served by a direct sales group in order to meet Korean semiconductor manufacturers' requirements of having direct local representation for sales, customer support and spare parts. In Hong Kong, Taiwan, Singapore and China, the Company has sales agents which has increased flexibility and responsiveness to customer needs in those areas. The European market is served by a direct sales group in the United Kingdom which offers sales, customer support and spare parts.

     Trikon currently believes that the most efficient strategy for penetrating the Japanese market is to have a distribution agreement with a well established and experienced sales organization. Trikon has appointed Canon Sales as its exclusive etch system distributor in Japan, and in July 1995 entered into a definitive agreement for such appointment. The agreement is year-to-year, renewable automatically unless either party terminates at least 90 days before the end of the year, and establishes the price to Canon as a specified percentage discount from Trikon's then-current published U.S. list price. Although management believes that it maintains a good relationship with Canon Sales, there can be no assurance that the relationship will continue. In addition, PVD and CVD sales in Japan are distributed through Innotech Corporation. Trikon has also set up a sales staff located at its wholly owned Japanese subsidiary to help establish its own experienced sales organization.

     In addition, Trikon has established a distributor relationship with Techlink for the Taiwan market. Trikon maintains active OEM agreements in Japan and Europe. Trikon currently sells the MORI(TM) source to Leybold of Germany for incorporation into Leybold's systems that are sold worldwide for etching large area, active matrix liquid crystal displays. Trikon sells its MORI(TM) source to NEC Anelva for incorporation into NEC Anelva's systems for metal and oxide etching which are sold in the Japanese market, and to Canon Sales for incorporation into Canon Sales' systems for photoresist stripping that are sold in the Japanese and Korean markets.

     Trikon believes that providing its customers with evaluation systems of its equipment products is critical to its sales efforts. The ability to evaluate Trikon's systems on a trial basis is expected by the semiconductor manufacturing customers to whom Trikon markets. The average duration of a trial period for systems is approximately one year. Consequently, as Trikon expands its sales efforts, it believes that it will need to significantly increase its investment in demonstration and evaluation systems. The failure or inability of Trikon to convert a demonstration system placed with a customer to a final sale could have a material adverse effect on the Company.

     Trikon believes that high quality customer support, customer training, and field consultation are key components in a customer's decision in selecting a semiconductor equipment supplier. The ability to provide a processing system with a high degree of reliability, low cost, high yield, high uptime and high mean time between failure greatly influences a customer's purchase decision. This requires experienced, responsive local support with quality personnel and the ready availability of spare parts. Trikon believes that a focused field support organization that works closely with its customers provides invaluable feedback from customers with respect to system cost effectiveness, and typically results in technical advances through continuous design improvement. To further ensure customer satisfaction, Trikon also provides service and maintenance training as well as process application training for its customers' personnel on a fee basis. Trikon maintains an extensive inventory of spare parts which allows Trikon to provide overnight delivery for many parts.

Research, Development and Engineering

     Trikon believes that its future success will depend, in part, upon its ability to continue to improve its systems and its process technologies and to develop new technologies and systems that compete effectively on the basis of total cost of ownership and performance. These technologies and systems will also need to meet customer requirements and emerging industry standards. Accordingly, Trikon devotes a significant portion of its personnel and the financial resources to research and development programs and seeks to maintain close relationships with its customers in order to remain responsive to their product needs.

     As of December 31, 1996, the Company employed 159 professional and technical personnel in research, development and engineering. These employees are organized in the following departments: research and development, hardware engineering, software engineering, customer specials engineering, systems engineering, documentation and manufacturing engineering, and customer applications.

     The research and development group is responsible for identifying new technology applications and developing processes to meet customer requirements. Major research and development programs currently address PVD and CVD applications, polysilicon and integrated stack etch applications, metal etch applications, including aluminum, and oxide etch applications.

     Research and development activities for the Company is run by a general manager of each of the two product divisions. The etch division, which is managed by a U.S. based general manager, conducts most its development activities in Chatsworth, California. There are approximately 55 individuals currently engaged in research and development activities for the etch division, 46 of which work in the U.S. and nine of which work in the UK.

     The deposition division is managed by a United Kingdom based General Manager. Research and development activities for the deposition division are conducted in the United Kingdom with peripheral support by U.S. personnel.
There are 104 individuals in the U.K. engaged in research in the deposition division. Coordination of research and development activities for both the etch and deposition product divisions is managed by Nigel Wheeler, the President and Chief Operating Officer of Trikon, who resides in the United Kingdom. In addition, the etch and deposition divisions are run as separate profit centers with each General Manager having profit and loss responsibility for their respective operations.

     Trikon's research, development and engineering expenses were $10.1 million, $4.6 million and $3.6 million for the years ended December 31, 1996 and 1995, and the ten months ended December 31, 1994, respectively, and represented 24.0%, 21.5% and 41.2% of total revenue for these three periods, respectively. In addition to direct research and development expenses, the Company recognized a one-time charge of $86.0 million for acquisition related in-process research and development, in the year ended December 31, 1996, due to the Acquisition.

     In addition to the Company's direct research, development and engineering expenses, significant expenditures in research, development and engineering have been made by Leybold, Canon Sales and NEC Anelva, with whom the Company has entered into OEM agreements. These arrangements provide the Company with expanded resources and knowledge to broaden the use of Trikon's MORI(TM) plasma technology in the etch, PVD and CVD markets. No information on the amount of these expenditures has been disclosed to the Company, however, the Company believes that total expenditures exceed the Company's direct expenditures for the same applications over the same periods identified above.

     Although Trikon believes that it has allocated sufficient resources to its research, development and engineering efforts, the success of new system introductions is dependent on a number of factors, including timely completion of new system designs and market acceptance. There can be no assurance that the Company will be able to improve its existing systems and process technologies or develop new technologies or systems. In addition, the Company may incur substantial unanticipated costs to establish the functionality and reliability of its future product introductions early in the product's life cycle.

Joint Development Arrangements

     In April 1996, Trikon entered into an agreement with NEC Anelva to jointly develop a high density plasma dielectric CVD system. Pursuant to the agreement, the two companies intended to jointly develop, market, and manufacture such CVD system based upon Trikon's MORI(TM) source. As a result of the Flowfill(TM) CVD Development, the Company and NEC Anelva have jointly determined to discontinue their joint development effort in this area.

     On March 29, 1996, Trikon entered into a number of agreements with PMT CVD Partners, L.P. (the "CVD Partnership") and the limited partners thereof (the "Limited Partners"). The CVD Partnership was sponsored by Trikon to fund research and development costs and expenses relating to CVD technology and applications using MORI(TM) source technology. An aggregate of approximately $5,350,000 was invested by the Limited Partners in the CVD Partnership to fund such research and development efforts, which were performed by Trikon under an agreement with the CVD Partnership. Trikon has been paid for such services in an amount equal to its actual direct costs, as defined, plus a stated percentage of such costs. During the year ended December 31, 1996, the amount of such research and development payments to Trikon by the CVD Partnership was $2,841,427. Under the applicable agreement, Trikon is obligated to pay stated royalties to the CVD Partnership on sales of developed CVD products, and the royalty percentage will vary based on the geographic location of the sale.

     In connection with the Flowfill(TM) CVD Development, the Company announced that it would henceforth focus all of its CVD resources to further evaluate and develop products based on the Flowfill(TM) technology. In that regard, Trikon advised the Limited Partners that it had decided to discontinue the research and development efforts of the CVD Partnership. One of the Limited Partners has indicated that it believes such action was inconsistent with the terms of the research and development agreement entered into between the Company and the CVD Partnership, and that, accordingly, a settlement of any and all claims that the Limited Partners may have in connection with such discontinuance is appropriate. The parties have had only preliminary discussions regarding the resolution of this dispute, though all funding by the CVD Partnership of MORI(TM) source-based CVD research and development has been discontinued. See Notes 6 and 12 to Consolidated Financial Statements.

     Trikon and LG Semicon have agreed to jointly develop an oxide etch process utilizing Trikon's PINNACLE 8000R(TM) cluster tool. Trikon's wholly owned Korean subsidiary will manage the process development work, which will be conducted at LG Semicon's Cheong-Ju research and development facility in South Korea and at Trikon's headquarters in California. Trikon believes that this joint development project will help Trikon's PINNACLE 8000R(TM) system achieve acceptance in the oxide etch market. Although management believes that it maintains a good relationship with LG Semicon, there can be no assurance that the relationship will remain positive, or that the joint development project will be successfully completed. In the event of a termination of Trikon's agreement with LG Semicon, or the failure by the parties to successfully develop an oxide etch process based on Trikon's PINNACLE 8000R(TM) cluster tool, Trikon's ability to penetrate the oxide etch market would be adversely affected.

Manufacturing

     In order to maintain close control of its manufacturing processes, Trikon's deposition division operates in a vertically integrated manner at the Company's South Wales facility, taking full responsibility for the manufacturing of virtually all components for Trikon's systems. This approach has enabled the Company to ensure quality control and reduce dependence on third party suppliers for its PVD and CVD products. On the other hand, the manufacturing operations of Trikon's etch division, located in Chatsworth, California, is a horizontally integrated structure consisting of materials planning and procurement, assembly, system integration and final test.

     Trikon's modular product line, which is designed around the SEMI MESC industry standard, enables the Company to use a large number of components and sub-assemblies which are common not only to the Company's product line but also to systems manufactured by other companies in the industry, both competitive and non-competitive. Examples of common sub-assemblies are wafer aligners and vacuum cassette elevators obtained from Brooks Automation in Massachusetts, and RF power supplies obtained from RF Power Products in New Jersey. Examples of sub-assemblies obtained from outside suppliers that are unique to the Company's systems products include gas box assemblies and fabricated vacuum chambers.

     Trikon's Chatsworth, California operations rely on outside suppliers to manufacture substantially all of the components and a portion of sub-assemblies used in their plasma processing systems. Certain of these are obtained from a sole supplier or a limited group of suppliers. For example, the wafer cassette elevator load locks used in the Company's PINNACLE 8000/*/ and PINNACLE 8000R(TM) plasma processing systems are sole sourced from Brooks Automation. The Company relies on outside suppliers generally, and a sole or limited group of suppliers an adequate supply of required components, as well as reduced control over pricing and timely delivery of components. Because the manufacture of certain of these components and sub-assemblies is a complex process and can require long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternate sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a materially adverse effect on the Company.

Competition

     The markets served by Trikon's products are highly competitive and subject to rapid technological change. Significant competitive factors include system performance, cost of ownership (which is dependent upon yield, throughput and reliability), size of installed base, depth and breadth of product line and customer support.

     Trikon faces significant competition from various suppliers of systems that utilize alternative technologies, including other manufactures of HDP systems. In the etch market, the Company faces competition from suppliers of reactive ion etch (RIE) systems, including Applied Materials, Lam Research and Tokyo Electron. Trikon's MORI(TM) based etch systems also face competition from ICP based etch systems marketed by Applied Materials and Lam Research, as well as the electron cyclotron resonance (ECR) based etch system marketed by Hitachi.
In the high density plasma CVD market, Trikon's primary competitors are Applied Materials, Novellus and Lam Research. In the PVD market, Trikon's Forcefill(TM) technology faces competition from suppliers of aluminum and tungsten-plug PVD systems, such as Applied Materials, and a number of other competitors, including NEC Anelva, MRC,

Novellus, Varian and Ulvac. Trikon's Flowfill(TM) technology faces competition from other CVD manufacturers, including Applied Materials, Lam Research, Novellus and Watkins-Johnson.

     Virtually all of the Company's primary competitors are substantially larger companies with broader product lines, and have well established reputations in the etch, PVD, CVD and SOG markets, longer operating histories, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources than the Company. Trikon also faces potential competition from new entrants in the market, including established manufacturers in other segments of the semiconductor capital equipment market, who may decide to diversify into the Company's market segment. There can be no assurance that Trikon's competitors will not develop enhancements to or future generations of competitive products that will offer price and performance features that are superior to those offered by the Company's systems.

Intellectual Property

     Trikon relies on a variety of types of intellectual property protection to protect its proprietary technology, including patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods. Although the Company believes that its patents and trademarks may have value, the Company believes that its future success will also depend on the innovation, technical expertise and marketing abilities of its personnel. The Company currently holds eleven patents in the United States, two patents in the United Kingdom, two patents in Taiwan, one patent in each of Germany, France, Italy and the Netherlands. The Company currently has approximately 49 patent applications pending worldwide and intends to file additional patent applications, as appropriate. The Company's patents and patent applications pending are all in the field of semiconductor manufacture and are predominantly concerned with inductively coupled plasma etching (ICP), deposition of dielectric layers by plasma and thermal means and in particular to Trikon's MORI(TM) plasma source, the global planarization by a dielectric film (Flowfill(TM)) and the process of filling semiconductor contact holes by deformation of interconnect metal by high pressure (Forcefill(TM)) and the equipment related to these processes. The Company also holds a copyright on its MACSE(TM) proprietary software. The Company also has five trademarks that are registered with the United States patent and trademark office, including PINNACLE 8000/*/and PINNACLE 8000R(TM) and uses a number of trademarks that are registered or for which an application for registration has been filed in the United States and certain other countries, including Forcefill(TM) and Flowfill(TM).

     There can be no assurance that patents will be issued on the pending applications or that competitors will not be able to legitimately ascertain proprietary information embedded in the Company's products which is not covered by patent or copyright. In such case, the Company may be precluded from preventing the competitor from making use of such information. In addition, should the Company wish to assert its patent rights against a particular competitor's product, there can be no assurance that any claim in a Company patent will be sufficiently broad nor, if sufficiently broad, any assurance that the Company's patent will not be challenged, invalidated or circumvented, or that the Company will have sufficient resources to prosecute its rights. The Company's policy is to vigorously protect and defend its patents, trademarks and trade secrets.

     The Company has abandoned its ICP patent in Europe and does not intend to renew the related patents in the United States. Trikon is opposing an issued German patent held by a competitor which relates to a process similar to Forcefill(TM). The Company's management and its advisors believe this patent is too broadly worded and as presently worded there is some possibility that an infringement by Trikon might be alleged. There can be no assurance as to the outcome of these proceedings.

     The Company's involvement in any patent or other intellectual property dispute or in any action to protect trade secrets and know-how, even if successful, could have a material adverse effect on the Company and its business. Adverse determinations in any such action could subject the Company to significant liabilities, require the Company to seek licenses from third parties, which might not be available, and possibly prevent the Company from manufacturing and selling its products, any of which could have a material adverse effect on the Company and its business.

Environmental Matters

     The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals and gases used during its customer demonstrations and in research and development activities. Public attention has increasingly been focused on the environmental impact of operations which use hazardous materials. In 1995, the United Kingdom adopted a new and comprehensive environmental law known as the Environmental Act of 1995 (the "Environmental Act"), which, among other things, deals with the allocation of responsibility for the cleanup of contaminated property and expands potential liability with respect to the remediation of such contamination. Trikon owns or leases a number of facilities in the United Kingdom, and compliance with the Environmental Act is anticipated to result in certain expenses. A reserve of $435,000 for the estimated potential liability of these expenses has been recorded in connection with the Acquisition. There can be no assurance that such expenses will not exceed present estimates. Failure to comply with present or future regulations could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand at its present locations, or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on the Company's operations. At the present time, the Company believes that it is in material compliance with all applicable environmental rules and regulations.

Backlog

     As of December 31, 1996, the Company's backlog was $23.5 million, as compared to $8.7 million at December 31, 1995. The Company's backlog at December 31, 1996 consisted primarily of orders for its PVD, CVD and etch products, a substantial majority of which consisted of Electrotech products.
The Company includes in its backlog all purchase orders that provide for delivery within twelve months. The Company's business is characterized by large purchase contracts for standard products with related customized options. All orders are subject to cancellation or delay by the customer with limited or no penalty. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding periods.

Employees

     At December 31, 1996, the Company had 678 regular employees, including 159 engaged in research, development and 44 in sales and marketing, 171 in customer support, 255 in manufacturing, and 49 in general administration and finance. In March 1997, the Company announced an approximate 8% workforce reduction affecting all such employee groups.

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

     None of the employees of the Company are covered by a collective bargaining agreement, and the Company has not entered into employment agreements with any of its employees, with the exception of a three-year employment agreement entered into with Nigel Wheeler, the Company's President and Chief Operating Officer, as of November 15, 1996. The Company considers its relationships with its employees to be good.

Financial Information Relating to Foreign and Domestic Operations and Export
Sales

     See Note 3 of Notes to Consolidated Financial Statements.


ITEM 2.      PROPERTIES

     Certain information concerning the Company's principal properties at December 31, 1996 is set forth below:

  Location                Type                 Principal Use         Square Footage      Ownership
--------------       ---------------      ------------------------   --------------      ---------
Chatsworth, CA       Office, plant &      Headquarters, Marketing,        34,000           leased
                     warehouse            Manufacturing, Research         20,000           leased
                                          and Engineering                  2,540           leased


Newport, Gwent,      Office, plant &      European Headquarters,         102,000           leased
United Kingdom       warehouse            Manufacturing, Sales and
                                          Customer Support

Bristol, United      Office &             Research and Engineering        55,700            owned
Kingdom              laboratories

     The Company has a number of smaller properties and field offices located in the United States, the United Kingdom, Germany, Japan and Korea. The Company believes that its properties adequately serve the Company's present needs.


ITEM 3.   LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company may be involved in legal proceedings from time to time. As of the date hereof, there are no material legal proceedings pending against the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 10, 1996, the Company held its 1996 Annual Meeting of Shareholders (the "Annual Meeting"). The following proposals were submitted to the shareholders at the Annual Meeting for them to:

     1. Consider and vote to approve the Share Purchase Agreement dated as of July 17, 1996, as amended (the "Share Purchase Agreement"), entered into among the Company, Electrotech, Christopher D. Dobson and the other shareholders of Electrotech, and all transactions contemplated thereby. Pursuant to the terms of the Share Purchase Agreement, the Company acquired 100% of the outstanding capital stock of Electrotech and, directly or indirectly, each subsidiary thereof for an aggregate consideration of $145,700,000 consisting of $75,000,000 paid in cash and the issuance of 5,600,000 shares of Common Stock with an estimated fair market value of $70,700,000, based on the last sales price for the Common Stock on the day prior to the public announcement of the parties' agreement to the terms of the Acquisition. This proposal was approved by the shareholders with 5,678,048 shares voted in favor, 23,887 shares voted against, 10,185 shares withheld as abstentions and 1,966,892 broker non-vote and unvoted shares.

     2. Elect each of Dr. Gregor A. Campbell, John A. Rollwagen, Brian D. Jacobs, G. Bradford Jones, Charles Thompson and Dr. Hiroyuki Mizuno as a director of the Company to serve from such time through the following year until their respective successor is duly elected and qualified. Each of Dr. Campbell, Dr. Mizuno and Messrs. Rollwagen, Jones and Jacobs was reelected as director with 7,625,387 shares voted in favor and 53,625 shares withheld. Mr. Thompson was reelected as director with 7,625,387 shares voted in favor and 53,625 shares withheld.

     3. Consider and vote to approve the amendment of the Company's 1991 Stock Option Plan (the "Option Plan") to increase the number of shares of Common Stock which may be issued thereunder from 900,000 to 1,300,000 (and to 2,400,000 if the Acquisition occurs). This proposal was approved by the shareholders with 7,030563 shares voted in favor, 286,240 shares voted against, 30,376 shares withheld as abstentions and 331,833 broker non-vote and unvoted shares. Because the Acquisition was consummated, the number of shares of Common Stock reserved for issuance under the Option Plan was increased to 2,400,000.

     4. Consider and vote to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996. This proposal passed with 7,670,127 shares voted in favor, 3,850 shares voted against, and 5,035 shares withheld as abstentions.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

Market for the Registrant's Common Equity

     The Company's Common Stock began trading in the over-the-counter market on August 23, 1995 upon effectiveness of the registration statement relating to the Company's initial public offering (the "Initial Public Offering"), and is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "TRKN". The quarterly high and low sale prices for the Company's Common Stock as reported on Nasdaq for each full quarterly period since August 23, 1995 are as follows:


                                                    High          Low
                                                   ------        ------
1995
Fourth quarter..................................   $17.50        $ 9.00
1996
First quarter...................................    16.00          8.10
Second quarter..................................    20.00         11.00
Third quarter...................................    15.50         10.50
Fourth quarter..................................    16.75         11.25

     As of March 31, 1997, there were 132 shareholders of record of the Company's Common Stock.

     The Company has not declared or paid cash dividends to its shareholders. The Company anticipates that all of its earnings in the near future will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its Common Stock in the foreseeable future. Declaration of dividends on the Common Stock will depend, among other things, upon levels of indebtedness, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions. The agreements governing the Company's indebtedness contain provisions which prohibit the Company from paying dividends on its Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon--Liquidity and Capital Resources."

Unregistered Sales of the Registrant's Equity Securities During Last Fiscal Year

     Convertible Notes. On October 7, 1996, in connection with the Acquisition, the Company issued and sold $86,250,000 in principal amount of 7-1/8% Convertible Subordinated Notes Due 2001 (the "Convertible Notes"), in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulations D and S thereunder, as transactions exempt from the registration requirements of the Securities Act to persons reasonably believed by Salomon Brothers Inc and Unterberg Harris, as the initial purchasers (the "Initial Purchasers") of the Convertible Notes, to be "qualified institutional buyers" (as defined by Rule 144A under the Securities
Act), other institutional "accredited investors" (as defined in Rule 501(a)(1),
(2), (3) or (7) under the Securities Act) or in transactions complying with the provisions of Regulation S under the Securities Act. The Convertible Notes were sold by the Company at a discount of 3.75% to the Initial Purchasers. The Convertible Notes are traded in the Private Offerings, Resales and Trading through Automated Linkages ("PORTAL") Market. See Note 5 to the Notes to Consolidated Financial Statements.

     The Convertible Notes are convertible, at the option of the holder, at any time prior to maturity, unless previously redeemed or repurchased, into a maximum of 5,516,470 shares of Common Stock at a conversion price of $15.635 per share, subject to adjustment in certain events. This conversion price was determined by arms-length negotiation between the Company and the Initial Purchasers based upon current conversion premiums then in effect for similar transactions by similar issuers.

     Pursuant to its agreement with the purchasers of the Convertible Notes, the Company filed with the Commission a registration statement covering resales by such purchasers of the Convertible Notes and the Common stock issuable upon conversion thereof (the "Shelf Registration Statement"). The Shelf Registration Statement has not yet become effective pending the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and subsequent Commission examination and comment, if applicable. The Convertible Notes provide that, because the Shelf Registration Statement did not become effective on or prior to January 15, 1997, the Convertible Notes have since that date borne additional interest at the rate of 0.5% per annum and will continue to bear such additional interest until the Shelf Registration Statement becomes effective.

     Warrants. On March 29, 1996, Trikon entered into a number of agreements with PMT CVD Partners, L.P. (the "CVD Partnership") and the limited partners thereof (the "Limited Partners"). The CVD Partnership was sponsored by Trikon to fund research and development costs and expenses relating to CVD technology and applications using MORI(TM) source technology. See "Item 1. Business--Joint Development Agreements." In connection with the formation of the CVD Partnership, the Limited Partners received warrants to purchase an aggregate of 277,662 shares of Trikon's Common Stock at an exercise price of $12.75 per share. The warrants become exercisable for a one-year period following exercise of the option (the "Option") held by Trikon to purchase all of the Limited Partners' interests in the CVD Partnership, but only if the Option is actually exercised by Trikon. No value has been assigned to the warrants because they only become exercisable upon the exercise by the Company of the Option. Upon the exercise of the Option, the warrants would be valued and recorded as part of the purchase price of the technology. The Company issued such warrants in reliance on the exemption provided by Section 4(2) of the Securities Act in reliance upon representations by each such investor that it was an "accredited investor" as defined in Rule 501(a) under the Securities Act and otherwise in reliance on Regulation D under the Securities Act.

     The Note Purchase Agreement. On December 16, 1996, the Company entered into an agreement with five investors, confirming a commitment to provide an unsecured subordinated debt in the amount of $6,250,000 (the "Note Purchase Agreement"). See "Item 13. Certain Relationships and Related Transactions." On the date of execution of the Note Purchase Agreement, each investor received a warrant to acquire up to 49,020 shares of Common Stock with an exercise price of $12.75. Each such warrant became exercisable with respect to 50% of such shares on the commitment by such investors to provide financing to the Company under the Note Purchase Agreement. Any advances made under the Note Purchase Agreement will trigger the exercisability of the warrants with respect to the remaining shares covered by such warrants. At December 31, 1996, warrants with respect to an aggregate of 122,550 shares of Common Stock at an exercise price of $12.75 were exercisable by such investors. All such warrants expire on December 16, 2001. The Company issued such warrants in reliance on the exemption provided by Section 4(2) of the Securities Act in reliance upon representations by each such investor that it was an "accredited investor" as defined in Rule 501(a) under the Securities Act and otherwise in reliance on Regulation D under the Securities Act.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA OF TRIKON

     The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data set forth below for the ten months ended December 31, 1994, and as of and for the years ended December 31, 1995 and 1996, has been derived from the audited financial statements of the Company included elsewhere in this Form 10-K. The selected consolidated financial data set forth below as of and for the fiscal year ended February 28, 1993, 1994, and as of December 31, 1994 have been derived from audited financial statements of the Company not included in this Form 10-K. The selected consolidated financial data for the ten months ended December 31, 1993 and for the twelve months ended December 31, 1994 have been derived from unaudited consolidated financial statements of the Company, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the periods presented.

                                                  Year Ended                   Ten Months ended        Year ended
                                                  December 31   Twelve months     December 31          February 28
                                                  -----------        ended     ----------------       --------------
                                                                  December 31,
                                                1996(1)   1995(2)   1994(3)    1994     1993(3)       1994      1993
                                                -------   ------- -----------  ----     -------       ----      ----
                                                                 (in thousands, except per share amounts)
Statements of Operations:
Revenues:
  Product sales..............................  $ 39,386   $20,890  $ 9,813   $ 8,005    $ 4,435     $ 6,244   $ 4,215
  Contract revenue...........................     2,841        --       --        --         --          --        --
  License revenue............................        --       400      700       700      1,900       1,900        --
                                               --------   -------  -------   -------    -------     -------   -------
    Total revenues...........................    42,227    21,290   10,513     8,705      6,335       8,144     4,215
Costs and expenses:
  Cost of goods sold.........................    24,596    11,144    6,444     5,404      3,218       4,259     2,442
  Research and development...................    10,145     4,567    4,210     3,584      2,186       2,812     2,218
  Selling, general andadministrative.........    16,592     5,943    3,917     3,382      1,688       2,224     1,806
  Amortization of intangibles................       482        --       --        --         --          --        --
  In-process technology......................    86,029        --       --        --         --          --        --
                                               --------   -------  -------   -------    -------     -------   -------
    Total costs and expenses:................   137,844    21,654   14,571    12,370      7,092       9,295     6,466
                                               --------   -------  -------   -------    -------     -------   -------
Loss before interest and income tax
  provision (benefit)........................   (95,617)     (364)  (4,058)   (3,665)      (757)     (1,151)   (2,251)
Interest:
  Interest expense...........................    (1,821)     (294)    (159)     (146)      (213)       (227)      (94)
  Interest income............................     1,628       777      143       125         15          32        26
                                               --------   -------  -------   -------    -------     -------   -------
Income (loss) before income tax provision
  (benefit)..................................   (95,810)      119   (4,074)   (3,686)      (955)     (1,346)   (2,319)

 Income tax provision (benefit)..............    (1,335)        1       54        54         51          51        --
                                               --------   -------  -------   -------    -------     -------   -------
 Net income (loss)...........................  $(94,475)  $   118  $(4,128)  $(3,740)   $(1,006)    $(1,397)  $(2,319)
                                               ========   =======  =======   =======    =======     =======   =======
 Net income (loss) per share (4).............   $(10.03)    $0.02   $(0.82)   $(0.75)
                                               ========   =======  =======   =======
 Number of shares used in per share
   computation (4)...........................     9,420     6,593    5,013     5,013
                                               ========   =======  =======   =======



                                                                                    December 31                    February 28
                                                                           -------------------------------       --------------
                                                                           1996(1)    1995(2)      1994(3)       1994      1993
                                                                           -------    -------      -------       ----      ----
                                                                                              (in thousands)
Balance Sheet Data:
Working capital........................................................   $ 56,515    $47,670      $ 6,171      $ 5,926  $  609
Total assets...........................................................    183,180     59,293       16,631       12,080   5,032
Long-term obligations (including long-term debt and capital lease obligations, less current portion, income taxes payable and pension
 obligation)...........................................................      5,095        686          733          145     387
Convertible subordinated notes.........................................     86,250         --           --           --      --
Redeemable convertible preferred stock.................................
                                                                                --         --       14,205        8,705   1,250
Shareholders' equity (deficit), excluding redeemable convertible
 preferred stock.......................................................     31,248     53,413       (4,419)        (646)    820

____________________
(1) Includes the assets and liabilities, as of December 31, 1996, and the results of operation from November 15, 1996 to December 31, 1996 of Electrotech Equipments Limited and Electrotech Limited (collectively, "Electrotech") acquired on November 15, 1996 (see Note 2 of the Notes to the Consolidated Financial Statements).
(2) On August 29, 1995, the Company completed its Initial Public Offering, resulting in $40,093,235 of net proceeds to the Company. These funds have been used to cover the Company's working capital needs, its investment in demonstration systems and capital expenditures, and to pay a portion of the cash paid in the Acquisition.
(3) During 1994, the Company changed its fiscal year end from the last day of February to December 31. Information for the twelve months ended December 31, 1994 (unaudited) is provided for comparison to the information for the year ended December 31, 1995. Information for the ten months ended December 31, 1993 (unaudited) is provided for comparison to the information for the ten months ended December 31, 1994.
(4) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF TRIKON

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Selected Consolidated Financial Data of Trikon" included elsewhere in this Form 10-K. This discussion contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are subject to certain risks and uncertainties, including slowing growth in the demand for semiconductors and challenges from the Company's competition that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

     The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry. These products are used for etch, CVD, and PVD applications. The etch systems consist of the PINNACLE 8000(R) and PINNACLE 8000R(TM) systems (selling price between $1,800,000 for a standard two-module system to $3,400,000 for a four-module system), the Omega(TM) 201-2 system (selling price between $700,000 and $1,400,000, depending on the configuration of the system), and a stand-alone MORI(TM) plasma source process module which lists for approximately $500,000. The Company's CVD products consist of the Delta 201 (selling price approximately $600,000), and the Planar 200 Flowfill (TM) system, selling price ranging between $1,400,000 and $2,500,000, depending on the configuration of the system. The Company's PVD products are the Sigma system (selling price ranges from $1,500,000 to $2,500,000) and the Sigma Forcefill(TM) whose selling price ranges from $3,500,000 to $4,000,000, depending on the configuration of the system.

     The Omega(TM) 201-2 system, the Delta 201, the Planar 200 Flowfill(TM) and the Sigma and Sigma Forcefill(TM) products were obtained with the acquisition of Electrotech on November 15, 1996.

     Electrotech Acquisition. On November 15, 1996, the Company acquired Electrotech Limited and Electrotech Equipments Limited, privately-owned United Kingdom companies founded in 1968, for an aggregate consideration of $75.0 million in cash and 5,600,000 shares of Common Stock, with an estimated fair market value of $70.7 million, based on the closing sales price of a share of Common Stock on Nasdaq on the last day prior to the public announcement of the parties' agreement to the terms of the Acquisition. Electrotech develops, manufactures, markets and services semiconductor fabrication equipment with products and technologies for etch, CVD and PVD applications. The Acquisition expanded the Company's product lines and its sales and service organization which will enable the Company to have a greater presence throughout the United States, Europe and Asia.

     Semiconductor Industry Downturn. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which have been characterized by diminished product demand and production overcapacity. During 1996, the semiconductor industry experienced a downturn which created a volatile market that resulted in the semiconductor manufacturers rescheduling and pushing out orders due to diminished product demand and production overcapacity. The Company believes that such downturn will continue through at least the third quarter of 1997. As a result, the Company anticipates reporting lower sales for the first quarter of 1997 than the fourth quarter of 1996 and anticipates incurring a significant loss during the quarter. In certain instances, industry downturns have lasted for extended periods of time. Each of Trikon's operations have been and will continue to be dependent on the current and anticipated market demand for integrate circuits (IC's) and products utilizing IC's that are produced by semiconductor manufacturers. The current weakness in demand in the semiconductor industry, and any continuation of this weakness in the future, is likely to materially and adversely affect the Company's business and results of operations.

Results of Operations

     The following table sets forth certain consolidated operating data as a percentage of total revenue for the periods indicated:

                                                                                            Twelve months
                                                                   Year ended December 31       ended
                                                                   ----------------------     December 31,
                                                                   1996(1)        1995(2)       1994(3)
                                                                   -------        -------       -------
Revenues:
Product sales.............................................            93.3%         98.1%        93.3%
Contract revenue..........................................             6.7            --           --
License revenue...........................................              --           1.9          6.7
                                                                     -----         -----        -----
 Total revenues...........................................           100.0         100.0        100.0
Costs and Expenses:
 Cost of goods sold.......................................            58.2          52.3         61.3
 Research and development.................................            24.0          21.5         40.0
 Selling, general and administrative......................            39.4          27.9         37.3
 Amortization of intangibles..............................             1.1            --           --
 In-process technology....................................           203.7            --           --
                                                                     -----         -----        -----
  Total costs and expenses................................           326.4         101.7        138.6
                                                                     -----         -----        -----
Loss before interest and income tax provision (benefit)...          (226.4)         (1.7)       (38.6)
Interest income (expense), net............................            (0.5)          2.3         (0.2)
                                                                     -----         -----        -----
Income (loss) before income tax provision (benefit).......          (226.9)          0.6        (38.8)
Income tax provision (benefit)............................            (3.2)           --          0.5
                                                                     -----         -----        -----
Net income (loss).........................................          (223.7)%         0.6%       (39.3)%
                                                                     =====         =====        =====
Gross margin on product sales.............................            37.5%         46.7%        34.3%

____________________
(1) Includes the results of operations from November 15, 1996 to December 31, 1996 of Electrotech, acquired on November 15, 1996. See Note 2 of the Notes to the Consolidated Financial Statements.
(2) On August 29, 1995, the Company completed its Initial Public Offering, resulting in $40,093,235 of net proceeds to the Company. The funds have been used to cover the Company's working capital needs, its investment in demonstration systems and capital expenditures, and to pay a portion of the cash paid in the acquisition of Electrotech.
(3) During 1994, the Company changed its fiscal year end from the last day of February to December 31. Information for the twelve months ended December 31, 1994 (unaudited) is provided for comparison to the information for the year ended December 31, 1995.


     Product Sales. Product sales increased to approximately $39.4 million for fiscal 1996 from approximately $20.9 million for 1995, an increase of 89%. Product sales in 1994 were $8.0 million. The increase in 1996 product sales was attributable to the increased sales of the Company's PINNACLE 8000R(TM) systems and the six week revenues achieved following the Company's acquisition of Electrotech on November 15, 1996. Shipments increased to twelve PINNACLE 8000R(TM) systems, one PINNACLE 8000(R) system, six process modules and eight MORI(TM) sources in fiscal 1996 compared to eight PINNACLE 8000(R) systems, one PINNACLE 8000R(TM) system, five process modules, and twenty MORI(TM) sources shipped in fiscal 1995, and three PINNACLE 8000(R) systems and three APEX 7000(R) systems during the twelve months ended December 31, 1994. Included in the 1996 sales figures is $8.8 million in product sales from Electrotech from the sales of three Omega(TM) 201-2 etch systems, two Sigma Forcefill(TM) systems, and spare parts for the six week period from November 15, 1996 to December 31, 1996. The Company had no sales of Apex systems during 1995 and 1996, and expects that most of its product sales in the near term will be derived primarily from sales of its Flowfill(TM) and Forcefill(TM) products and its advanced PINNACLE 8000R(TM) systems.

     Sales outside of the United States accounted for approximately 77%, 47% and 66% of total revenue in the years ended December 31, 1996 and 1995, and for the twelve months ended December 31, 1994. The Company anticipates that sales outside of the United States will continue to account for a significant portion of its total revenue. In addition, with the acquisition of Electrotech, which sells primarily to international locations including Germany, Japan and Israel, the Company expects that sales to Japanese, Korean and European semiconductor manufacturers will continue to represent a significant percentage of the Company's product sales through at least 1997. In addition, because of the large unit price associated with the Company's systems, the Company anticipates that its product sales will continue to be made to a small number of customers in any given quarter. See Note 1 of Notes to Consolidated Financial Statements.

     Contract Revenue. For fiscal 1996, the Company received $2.8 million in contract revenue as compared to no contract revenue for fiscal 1995 and the twelve months ended December 31, 1994. This increase was due to the March 1996 agreement between Trikon and PMT CVD Partners, L.P. See Notes 1 and 6 to Notes to Consolidated Financial Statements.

     License Revenue. The Company has entered into licensing agreements with Leybold, Canon Sales, NEC, Anelva and Watkins-Johnson which grant certain rights for the use of the Company's MORI(TM) technology. These agreements provide for an initial lump-sum license payment and generally provide the licensee with the right, upon making further payments, to expand the scope of the license. For fiscal 1996, the Company received no license revenue, as all these licenses were fully paid. In fiscal 1995, license revenue was $0.4 million compared to $0.7 million for the twelve months ended December 31, 1994. The Company does not anticipate the receipt of any additional license revenue from its licensing agreements for at least the next twelve months. However, the Company may enter into additional license agreements as it deems appropriate in order to broaden the applications of its technologies, or to improve the Company's market penetration.

     Gross Margin on Product Sales. The Company's gross margin on product sales for the year ended December 31, 1996, was 37.5%, as compared to 46.7% and 34.3% for fiscal 1995 and the twelve months ended December 31, 1994, respectively.
The decrease in gross margin from 1995 to 1996 was primarily due to a low gross margin of 14% on Electrotech's products shipped for the period from November 15, 1996 to December 31, 1996. The low gross margin was due to the write-up of Electrotech's inventory on hand to the fair market value of such inventory as of November 15, 1996, resulting from the allocation of the Electrotech purchase price as required under Accounting Principles Board Opinion No. 16 ("APB No. 16"). The write-up increased cost of goods sold by approximately $3.0 million for the period from November 15, 1996 to December 31, 1996, as the related products were shipped. There is approximately $7.6 million in inventory that, as of December 31, 1996, relates to the write-up of inventory to the fair market value at the Acquisition date, based on APB No. 16. The $7.6 million write-up will affect cost of goods sold as products are shipped from Electrotech in fiscal year 1997. Gross margins have also been negatively impacted due to issues related to the slower industry conditions noted above, and will continue to be adversely affected in 1997.

     Research and Development Expenses. Research and development expenses were $10.1 million or 24.0% of total revenue for fiscal year 1996. This compared to $4.6 million or 21.5% of total revenue on research and development related activities in fiscal 1995, and $4.2 million or 40.0% of total revenue in the twelve months ended December 31, 1994. Electrotech incurred $1.7 million in research and development expenses for the period from

November 15, 1996 to December 31, 1996, which is included in research and development expenses of $10.1 million noted above. The major focus of the Company's research and development efforts during fiscal 1996 was in the development of new processes and advancing its proprietary plasma source technology, as well as adding enhancements to its existing products. In addition, expenses in 1996 included reimbursed costs incurred associated with the contract revenue from PMT CVD Partners, L.P. with respect to CVD applications of the Company's technology. See Note 6 of Notes to Consolidated Financial Statements. Electrotech's research and development efforts were focused on increasing the development of its Forcefill(TM) and Flowfill(TM) technologies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.6 million or 39.4% of total revenue in fiscal 1996, as compared to $5.9 million or 27.9% of total revenue in fiscal 1995 and $3.9 million or 37.3% of total revenue in the twelve months ended December 31, 1994. Included in fiscal 1996 expenses is $3.1 million in selling, general and administrative expenses related to Electrotech for the period from November 15, 1996 to December 31, 1996. The year-to-year dollar increases were primarily due to the continued expansion of the Company's foreign operations. In addition, the Company recorded additional expenses in 1996, including the establishment of a $3.4 million reserve for doubtful accounts related to two shipments recorded during 1996 to a distributor whose ability to pay is in question. The Company has also added employees over the past two years to its sales and administration and customer support areas to accommodate increased sales. The Company anticipates that selling, general and administration expenses will continue to grow in relation to the growth in revenue.

     Loss From Operations. The Company realized a $95.6 million loss from operations in fiscal 1996 as compared to a $0.4 million loss from operations in fiscal 1995 and a $4.1 million loss from operations for the twelve months ended December 31, 1994. The loss from operations in fiscal 1996 was due primarily to a one-time acquisition related in-process research and development charge of $86.0 million, a charge for the allowance for doubtful accounts of $3.4 million and lower margins on Electrotech sales due to the $3.0 million charge resulting from the allocation of the purchase price to write-up inventory values, in accordance with APB No. 16 which was recorded in cost of goods sold as the related inventory was shipped. The Company anticipates that operating results will also be unfavorably impacted by approximately $7.6 million in fiscal 1997, due to the write-up of Electrotech's inventory upon consummation of the Acquisition to its fair market value.

     Interest Income/Expense. Interest income increased to $1.6 million in fiscal 1996 from $0.8 million in fiscal 1995 and $0.1 million in the twelve months ended December 31, 1994. This was due to income derived from the Company's short and long-term investments of the proceeds from the Convertible Notes issued and sold during 1996, until such proceeds were spent in connection with the Acquisition, and the proceeds of the public offering of the Company's Common Stock, completed in the third quarter of fiscal 1995. Interest income in 1995 resulted in the Company's profitability in fiscal 1995, notwithstanding a $0.4 million loss from operations.

     Interest expense increased to $1.8 million in fiscal 1996 from $0.3 million in fiscal 1995 and $0.2 million in the twelve months ended December 31, 1994. This was due to the accrual of interest payable to the bondholders of the convertible debt raised to fund part of the Acquisition. In addition, interest expense was recorded for the utilization of the Company's $35.0 million working capital facility from November 15, 1996 through December 31, 1996.

     Income Taxes. The Company recorded a $1.3 million income tax benefit in fiscal 1996 in comparison to accruing only the minimum state requirements in fiscal 1995 and the minimum state requirements along with certain foreign withholding taxes for the twelve months ended December 31, 1994. The $1.3 million benefit represents the combination of a foreign tax benefit associated with the Electrotech operating loss and the reversal of deferred tax credits established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Electrotech assets acquired. The effective tax rate differs from the statutory tax rate due to certain one-time non-deductible charges (i.e., primarily the write-off of the in-process technology) and losses for which no benefit has been provided. The Company's utilization of its domestic and foreign net operating losses and credit carryforwards depends upon future income and may be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions. See Note 7 of Notes to Consolidated Financial Statements.

     The Company has operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, the Company's consolidated effective tax rate may increase to the extent it reports tax losses in some subsidiaries and taxable income in others. The subsidiaries are subject to taxation in countries where they operate, and such operations generally are taxed at rates similar to or higher than tax rates in the United States. The payment of dividends or distributions by the subsidiaries to the United States would be subject to withholding taxes in the country of domicile and may be mitigated under the terms of relevant double tax treaties.

Liquidity and Capital Resources

     At December 31, 1996 the Company had $21.7 million in cash, cash equivalents and short-term investments, compared to $38.7 million at December 31, 1995. The decrease in cash, cash equivalents and short-term investments resulted from the use of cash in operating activities of $9.4 million and use of cash in investing activities of $74.5 which was offset by cash provided by financing activities of $78.0 million. The use of cash in operating activities primarily represents investments in operating assets and liabilities amounting to approximately $5.7 million related to sales volume increases and cash operating losses of approximately $3.7 million.

     Cash provided by financing activities resulted primarily from the offering of Convertible Subordinated Notes (the "Convertible Notes") completed on October 7, 1996. The Convertible Notes raised gross proceeds of $86,250,000, which amount was used in the acquisition of Electrotech. The Convertible Notes carry interest that is payable semi-annually at an annual interest rate of 7-1/8%. The Convertible Notes have a maturity date of October 15, 2001 and are convertible at any time at the option of the holder into Common Stock at the conversion rate of $15.635 per share.

     On November 15, 1996, the Company entered into a three-year senior secured credit facility with certain domestic and U.K. lenders (the "Working Capital Facility") that permits the Company and its subsidiaries to borrow an aggregate of up to $35.0 million, subject to borrowing base limitations, based upon eligible accounts receivable. As of December 31, 1996, the Company had $17.1 million available under the Working Capital Facility, of which $14.5 million in borrowings was outstanding. The Working Capital Facility places certain restrictions on the Company, which among other things prohibit the Company from paying cash dividends, limits the amount of capital expenditures and require the Company to comply with certain financial ratios and covenants.

     On November 14, 1996, the Company received a commitment of terms from five investors for an unsecured subordinated debt commitment. On December 16, 1996, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with the five investors confirming such commitment for unsecured subordinated debt in the amount of $6,250,000. The interest rate on amounts drawn under the Note Purchase Agreement will be the bank's prime rate plus 4%. Interest is payable quarterly. The ability to borrow under the Note Purchase Agreement expires January 1, 1998 and amounts borrowed under the Note Purchase Agreement plus accrued but unpaid interest is due on January 1, 2000.

     Amounts drawn under the Note Purchase Agreement are unsecured obligations of the Company. No amounts were outstanding under the Note Purchase Agreement as of December 31, 1996. The Note Purchase Agreement contains covenants that are comparable to those contained in the Convertible Notes.

     On November 15, 1996, Trikon consummated the acquisition of Electrotech for an aggregate consideration, excluding acquisition costs of $8.0 million, of $145.7 million consisting of $75.0 million in cash and 5.6 million shares of newly-issued Common Stock having a fair market value of $70.7 million, based on the $12.625 per share closing price of Common Stock on July 17, 1996, the last day prior to the public announcement of the acquisition of Electrotech. The net proceeds from the sale of the Convertible Notes, borrowings under the Working Capital Facility, and cash and short term investments were used to fund the acquisition of Electrotech and to pay off $17.6 million of short-term debt assumed as part of such acquisition.

     At December 31, 1996 and March 31, 1997, the Company was out of compliance with the covenants established under the Working Capital Facility. Its lenders have granted the Company a waiver of such covenant violations as of December 31, 1996 and as of March 31, 1997. The Company is negotiating with its lenders to make various amendments to the loan agreement, including revising its covenants for the duration of the Working Capital Facility such that the Company will be able to remain in compliance with such amended covenants during the coming year. Company management anticipates completing the amendment and executing such agreement in the second quarter of 1997. The Company anticipates the amended Working Capital Facility to contain terms similar to those currently in place.

     The Convertible Notes contain certain provisions which provide that, upon the occurrence of an "Event of Default", as defined, could cause the Convertible Notes to become due and payable immediately. Such an Event of Default would occur if, among other things, the Company were to default on the Working Capital Facility or any other secured indebtedness, as defined, caused by the failure to pay principal and interest payments when due or resulting in the acceleration of such indebtedness prior to its express maturity in excess of $10.0 million. The Convertible Notes and the Working Capital Facility have been classified as long-term debt under the presumption that the Working Capital Facility will be amended such that the Company will be able to comply with the applicable financial covenants over the coming year.

     During 1996, $10.0 million was invested in capital equipment, as the Company used funds to expand its applications laboratory to support process development and customer demonstrations and Electrotech finalized development of a new corporate facility in South Wales.

     The Company anticipates that it will spend approximately $16 million for capital expenditures during fiscal 1997. This is expected to include investments in demonstration and test equipment, information systems, leasehold improvements and other capital items that should enable the Company to expand its ability to support and develop new products and services. In addition, the Company expects to increase its investment in inventory of demonstration systems at customer sites.

     In March 1996, Trikon sponsored a partnership with certain third-party investors to fund research and development costs and expenses relating to CVD technology and applications. Third-party investors invested an aggregate of approximately $5,350,000 in the partnership, which aggregate amount was available to fund such costs and expenses. At December 31, 1996, approximately $2,133,038 remained available for future funding of such research and development. As noted above, the Company does not anticipate that any of such remaining funds will be made available for such research and development. See Notes 6 and 12 to Notes to Consolidated Financial Statements.

     The Company believes that cash provided or available from operations, the Working Capital Facility, borrowings under the Note Purchase Agreement and other sources of cash available to the Company, including cash, cash equivalents and short-term investments on hand, will be sufficient to support the Company's liquidity needs over the next 12 months. However, if the Company is unable to amend the Working Capital Facility under similar terms as currently exists, the Company's ability to generate adequate cash may be substantially affected.

Impact of Inflation

     Although the Company cannot accurately anticipate the effect of inflation on its operations, to date inflation has not had a material effect on the Company's product sales or results of operations.

ITEM 6.  (continued)  SELECTED COMBINED FINANCIAL DATA OF ELECTROTECH

     The selected combined financial data presented below for the fiscal year ended June 30, 1993, and as of and for each of the three fiscal years ended June 30, 1994, 1995, and 1996 are derived from audited combined financial statements of Electrotech, which have been audited by Ernst & Young Chartered Accountants, independent auditors, and, except with respect to the June 30, 1993 financial statements, are contained elsewhere herein. The selected combined financial data presented below as of June 30, 1993 and as of and for the year ended June 30, 1992 and as of September 30, 1996 and for the three months ended September 30, 1996 and 1995 are derived from unaudited combined financial statements of Electrotech, which are not contained herein. The combined financial statements below are presented in British pounds sterling. For reference purpose, the Noon Buying Rate was U.S. $1.65 = (Pounds)1 on December 12, 1996. All of the selected combined financial data below is prepared under accounting principles generally accepted in the United Kingdom ("UK GAAP"), which differ in certain respects from United States generally accepted accounting principles ("US GAAP"). The selected combined financial data set forth below is qualified in its entirety by, and should be read in conjunction with, Electrotech's combined financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Electrotech," which are included in this Form 10-K.

                                                         Three Months
                                                            Ended
                                                         September 30                        Year Ended June 30
                                                ------------------------------  ---------------------------------------------
                                                       1996         1995           1996             1995           1994
                                                --------------  --------------  -------------   --------------  -------------
                                                                                (in thousands of British pounds)
Combined Profit and Loss Accounts Data:
Sales.......................................... (Pounds)10,197  (Pounds)7,761  (Pounds)49,012  (Pounds)34,496  (Pounds)23,807
Cost of sales..................................          5,218          3,760          23,406          17,014          11,496
                                                --------------  -------------  --------------  --------------  --------------
Gross profit...................................          4,979          4,001          25,606          17,482          12,311
Operating expenses:
Research and development costs.................          1,702          1,239           6,674           4,421           3,332
Administrative expenses........................          2,321          1,861           8,295           8,615           7,161
                                                --------------  -------------  --------------  --------------  --------------
Total operating expenses.......................          4,023          3,100          14,969          13,036          10,493
                                                --------------  -------------  --------------  --------------  --------------
Operating profit (loss)........................            956            901          10,637           4,446           1,818)
Profit on disposal of businesses(1)............             --             --              --           5,040              --
                                                --------------  -------------  --------------  --------------  --------------
Profit on ordinary activities before interest..            956            901          10,637           9,486           1,818
Interest payable, net..........................           (211)          (146)           (609)           (438)           (255)
                                                --------------  -------------  --------------  --------------  --------------
Profit on ordinary activities before taxation..            745            755          10,028           9,048           1,563
Tax on profit on ordinary activities...........            332            344           3,721           3,530             574
                                                --------------  -------------  --------------  --------------  --------------
Profit for the period..........................    (Pounds)413    (Pounds)411   (Pounds)6,307   (Pounds)5,518     (Pounds)989
                                                ==============  =============  ==============  ==============  ==============

                                                     1993           1992
                                                --------------  -------------
Combined Profit and Loss Accounts Data:
Sales.......................................... (Pounds)16,547 (Pounds)13,919
Cost of sales..................................          7,967          6,790
                                                 ------------- --------------
Gross profit...................................          8,580          7,129
Operating expenses:
Research and development costs.................          2,365          2,207
Administrative expenses........................          4,659          6,764
                                                 ------------- --------------
Total operating expenses.......................          7,024          8,971
                                                 ------------- --------------
Operating profit (loss)........................          1,556         (1,842)
Profit on disposal of businesses(1)............            --           4,652
                                                 ------------- --------------
Profit on ordinary activities before interest..          1,556          2,810
Interest payable, net..........................            (95)          (376)
                                                 ------------- --------------
Profit on ordinary activities before taxation..          1,461          2,434
Tax on profit on ordinary activities...........            627          1,110
                                                 ------------- --------------
Profit for the period..........................    (Pounds)834  (Pounds)1,324
                                                 ============= ==============

                                        As of                                      As of June 30
                                    September 30,    ---------------------------------------------------------------------------
                                        1996              1996           1995           1994            1993          1992
                                   --------------    -------------- -------------- -------------- --------------  --------------
Combined Balance Sheet Data:
Working capital.................   (Pounds)15,847    (Pounds)16,422 (Pounds)14,035 (Pounds)10,547 (Pounds)10,075  (Pounds) 8,173
Total assets....................           47,427            51,030         38,339         28,005         22,093          18,173
Long-term obligations...........              977               948          1,339          1,932          2,559           1,097
Total shareholder's equity......           27,013            26,621         20,401         14,844         13,836          12,884

----------------------------
(1) Represents the profits, before taxes, recognized on the sales of Surface Technology Systems Limited during the fiscal year ended June 30, 1995 and the sale of the business of Plasma Products Limited during the fiscal year ended June 30, 1992.

ITEM 7. (continued) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ELECTROTECH

     The following discussion should be read in conjunction with the combined financial statements of Electrotech and notes thereto and "Selected Combined Financial Data of Electrotech" included elsewhere in this Form 10-K. The combined financial statements of Electrotech combine the consolidated financial statements of each of Electrotech Equipments Limited (ETE) and Electrotech Limited (ET), which are subject to common control. The financial information for Electrotech has been prepared in accordance with UK GAAP and in British pounds. See Note 29 of the notes to the Electrotech combined financial statements for a reconciliation to US GAAP for selected financial information

Background

     A privately-owned company, Electrotech was founded in 1968 by three scientists from the European research division of ITT as a small manufacturer of vacuum accessories. By 1980, the core technologies of Electrotech had been developed to address plasma etch (1975), plasma enhanced CVD (1978) and PVD
(1980). Electrotech opened sales offices in the U.S. and continental Europe markets in the 1970's, appointed its first sales agents in Japan in 1983 and, thereafter, expanded into other areas of the Asia/Pacific region.

     In 1995, Electrotech sold its Surface Technology Systems Limited ("STS") subsidiary to Sumitomo Precision Products Co. Limited, resulting in a gain of (Pounds)5.0 million, before taxes, in the fiscal year ended June 30, 1995. The proceeds from the sale of STS were used to fund a portion of a major expansion program which included a move in 1996 into new corporate and manufacturing headquarters in Newport, South Wales.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the combined profit and loss accounts related to the operations of Electrotech:

                                                    Three Months
                                                       Ended
                                                    September 30        Year Ended June 30
                                                   ---------------   ------------------------
                                                    1996     1995     1996      1995     1994
                                                   -------  ------   -----    -------   -----
Sales...........................................   100.0%   100.0%   100.0%    100.0%   100.0%
Cost of sales...................................    51.2     48.4     47.8      49.3     48.3
                                                   -------  ------   -----    -------   -----
Gross margin....................................    48.8     51.6     52.2      50.7     51.7
Research and development expenses...............    16.7     16.0     13.6      12.8     14.0
Administrative expenses.........................    22.8     24.0     16.9      25.0     30.1
                                                   -------  ------   -----    -------   -----
Total operating expenses........................    39.5     40.0     30.5      37.8     44.1
Profit on disposal of business..................      --       --       --      14.6       --
                                                   -------  ------   -----    -------   -----
Profit on ordinary activities before interest...     9.3     11.6     21.7      27.5      7.6
Interest payable, net...........................    (2.0)    (1.9)    (1.2)     (1.3)    (1.1)
                                                   -------  ------   -----    -------   -----
Profit on ordinary activities before taxation...     7.3      9.7     20.5      26.2      6.5
Tax charge on profit on ordinary activities.....     3.3      4.4      7.6      10.2      2.4
                                                   -------  ------   -----    -------   -----
Profit for the period...........................     4.0%     5.3%    12.9%     16.0%     4.1%
                                                   =======  ======   =====    =======   =====

Comparison Of The Three Months Ended September 30, 1996 To The Three Months Ended September 30, 1995

Revenues

     Total revenues were (Pounds)10.2 million for the three months ended September 30, 1996 compared to (Pounds)7.8 million for the three months ended September 30, 1995, an increase of 30.8%. Notwithstanding such period-to-period increase, revenues for the quarter ended September 30, 1996 decreased from (Pounds)15.2 million, or 33%, as compared to revenues for the quarter ended June 30, 1996.

     The period-to-period increase in revenues is primarily due to increased sales of PVD products (Forcefill(TM) and Sigma). Units shipped increased to four Sigma systems and two Forcefill(TM) modules in the three months ended September 30, 1996, compared to two Sigma systems and one Forcefill(TM) module in the three months ended September 30, 1995. Revenues from these products were (Pounds)7.8 million, representing 76.6% of total revenues in the three months ended September 30, 1996 compared to revenues of (Pounds)2.9 million, representing 37.1% of total revenues in the three months ended September 30, 1995. Revenues from the sales of PVD products increased by 169% between the two quarters. The increase in revenues from the sale of Sigma products from quarter to quarter was primarily due to higher unit selling prices and a reduction in the number of sales made through distributors.

     There were no sales of CVD products (Flowfill(TM), Delta and ND) during the quarter ended September 30, 1996. During the quarter ended September 30, 1995, there were sales of one Flowfill(TM), one Delta and one ND system, resulting in total revenues of (Pounds)1.4 million.

     Revenues from sales of Omega(TM) etch products were (Pounds)600,000 for the three months ended September 30, 1996 and (Pounds)1.5 million for the three months ended September 30, 1995, a decrease of 60% between the two periods. During the three months ended September 30, 1996, two Omega(TM) etch systems were shipped, compared to three Omega(TM) systems, during the three months ended September 30, 1995.

Gross Margin

     Electrotech's gross margin was 48.8% in the three months ended September 30, 1996 and 51.6% in the three months ended September 30, 1995. The decrease in gross margin is primarily due to the effect of exchange rate fluctuations on conversion to pounds sterling of revenues earned in other currencies.

Research and Development Expenses

     Research and development expenses include costs associated with the definition, design and development of new products. Research and development expenses were (Pounds)1.7 million for the three months ended September 30, 1996, compared to (Pounds)1.2 million for the three months ended September 30, 1995, an increase of 41.7%. This increase is primarily due to increased development costs on Forcefill(TM) and Flowfill(TM) technologies.

     Electrotech considers its research and development activities to be crucial to its future success and, therefore, expects its research and development expenditures to continue to rise in monetary terms, although not necessarily as a percentage of sales.

Administrative Expenses

     Administrative expenses consist of personnel costs and overhead for administration, finance, sales and marketing, information systems, human resources and general management. Administrative expenses were (Pounds)2.3 million during the three months ended September 30, 1996 compared to (Pounds)1.9 million during the three months ended September 30, 1995, an increase of 21.0% over such periods. Significant variations in expenditure between the two periods were in payroll costs, which increased to (Pounds)945,000 from (Pounds)827,000, an increase of 14.3%, and automobile and travel costs which increased to (Pounds)580,000 from (Pounds)365,000, an increase of 58.9%. Included in administrative expenses for the three months ended September 30, 1996 were currency exchange gains of (Pounds)303,000 compared to currency exchange gains of (Pounds)150,000 for the three months ended September 30, 1995.

     In January 1996, Electrotech commenced partial occupation of new leased premises in Newport, South Wales. Electrotech anticipates that the property will be fully occupied by early 1997. Following full occupation of the property the rental charge and depreciation of improvements will increase administrative expenses by approximately (Pounds)1.2 million per annum. Management anticipates that general and administrative expenses will continue to increase in support of planned business expansion in markets outside the United Kingdom.

Interest Expense, Net

     Net interest expense was (Pounds)211,000 in the three months ended September 30, 1996 compared to (Pounds)146,000 in the three months ended September 30, 1995, an increase of 44.5% over such periods. The increase was primarily due to increased working capital requirements necessary to fund the expansion of the business.

Income Tax Expense

     Income tax expense was (Pounds)332,000 in the three months ended September 30, 1996 compared to (Pounds)344,000 in the three months ended September 30, 1995, a decrease of 3.5% over such periods. The effective tax rates were 44.6% and 45.5%, respectively. The high effective tax rate for both periods was primarily due to a larger portion of earnings arising in countries with a higher effective tax rate than the U.K.

Worldwide Tax Expense

     ET and ETE each operate as a holding company. ET and its subsidiaries operate in the United Kingdom. ETE has operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, ETE's consolidated effective tax rate may increase to the extent it reports tax losses in some subsidiaries and taxable income in others. The subsidiaries are subject to taxation in countries where they operate, and such operations generally are taxed at rates similar to or higher than tax rates in the United Kingdom. The payment of dividends or distributions by the subsidiaries to ETE would be subject to withholding taxes in the country of domicile and may be mitigated under the terms of relevant double tax treaties with the United Kingdom.


Comparison Of The Year Ended June 30, 1996 To The Year Ended June 30, 1995

Revenues

     Total revenues were (Pounds)49.0 million for the year ended June 30, 1996 compared to (Pounds)34.5 million for the year ended June 30, 1995, an increase of 42.0%. Total revenues included sales of (Pounds)3.8 million for the year ended June 30, 1995 and no sales in the comparable period in fiscal 1996 related to STS.

     The increase in revenues is primarily due to sales of Sigma products.
Units shipped increased to 17 Sigma systems and five Forcefill(TM) modules in the year ended June 30, 1996, compared to 15 Sigma systems and four Forcefill(TM) modules in the year ended June 30, 1995. Revenues from these products were (Pounds)26.5 million, representing 54.2% of total revenues in the year ended June 30, 1996 compared to revenues of (Pounds)18.0 million, representing 57.9% of total revenues (less STS revenues) in the year ended June 30, 1995. Revenues from the sales of Sigma products increased by 47.2% between the two years. The increase in revenues of approximately 47% from the sale of Sigma products from year to year was primarily due to higher unit selling prices and a reduction in the number of sales made through distributors.

     Revenues from sales of Planar 200 Flowfill(TM) products were (Pounds)4.6 million for the year ended June 30, 1996 and (Pounds)1.5 million for the year ended June 30, 1995, an increase of 206%. Six Planar 200 Flowfill(TM) systems were shipped during the year ended June 30, 1996, compared to the shipment of two such systems during the year ended June 30, 1995.

     Revenues from sales of Omega(TM) and Delta products were (Pounds)7.3 million and (Pounds)2.1 million for the year ended June 30, 1996 and were (Pounds)2.0 million and (Pounds)1.1, respectively, for the year ended June 30, 1995, an increase of 265% and 91%, respectively, between the two periods. During the year ended June 30, 1996, 14 Omega(TM) etch systems and five Delta systems were shipped, compared to four Omega(TM) systems and four Delta systems, respectively, during the year ended June 30, 1995. Unit prices on Delta systems have significantly improved from year to year.

Gross Margin

     Electrotech's gross margin was 52.2% in the year ended June 30, 1996 and 50.7% in the year ended June 30, 1995. Excluding sales and related costs of sales of STS, the gross margin for the year ended June 30, 1995 was 51.9%. The gross margins achieved by Electrotech were influenced primarily by changes in product mix. Overall gross margins are also influenced by the portion of total sales which are sold through distributors at reduced sales prices and the impact of currency exchange rates on sales denominated in currencies other than pounds sterling.

Research and Development Expenses

     Research and development expenses include costs associated with the definition, design and development of new products. Research and development expenses were (Pounds)6.7 million for the year ended June 30, 1996, compared to (Pounds)4.4 million for the year ended June 30, 1995 (including (Pounds)0.3 million of STS expenses), an increase of 63.4% (excluding STS expenses). This increase is primarily due to increased development costs on Forcefill(TM) and Flowfill(TM) technologies, including an expenditure of (Pounds)1.0 million on machines dedicated to research and development having an estimated useful life of less than one year.

     Electrotech considers its research and development activities to be crucial to its future success and, therefore, expects its research and development expenditures to continue to rise in monetary terms, although not necessarily as a percentage of sales.

Administrative Expenses

     Administrative expenses consist of personnel costs and overhead for administration, finance, sales and marketing, information systems, human resources and general management. Administrative expenses were (Pounds)8.3 million during the year ended June 30, 1996 compared to (Pounds)8.6 million during the year ended June 30, 1995, a decrease of 3.7% over such periods. Excluding administrative expenses and non-recurring expenditures associated with the sale of STS, administrative expenses were (Pounds)7.1 million during the year ended June 30, 1995. Significant variations in expenditure between the two periods were in payroll costs, which increased to (Pounds)3.4 million from (Pounds)2.8 million, an increase of 21.4%, and travel costs which increased to (Pounds)2.1 million from (Pounds)1.5 million, an increase of 40%. Included in administrative expenses for the year ended June 30, 1996 were currency exchange gains of (Pounds)604,000 compared to currency exchange losses of (Pounds)73,000 for the year ended June 30, 1995.

     In January 1996, Electrotech commenced partial occupation of new leased premises in Newport, South Wales. Electrotech anticipates that the property will be fully occupied by early 1997. Following full occupation of the property the rental charge and depreciation of improvements will increase administrative expenses by approximately (Pounds)1.2 million per annum. Management anticipates that general and administrative expenses will continue to increase in support of planned business expansion in markets outside the United Kingdom.

Interest Expense, Net

     Net interest expense was (Pounds)609,000 in the year ended June 30, 1996 compared to (Pounds)438,000 in the year ended June 30, 1995, an increase of 39.0% over such periods. The increase was primarily due to increased working capital requirements necessary to fund the expansion of the business.

Income Tax Expense

     Income tax expense was (Pounds)3.7 million in the year ended June 30, 1996 compared to (Pounds)3.5 million in the year ended June 30, 1995, an increase of 5.7% over such periods. The effective tax rates were 37.1% and 39.0%, respectively. The high effective tax rate for the year ended June 30, 1995 was primarily due to a larger portion of earnings arising in countries with a higher effective tax rate than the U.K.


Comparison Of The Year Ended June 30, 1995 To The Year Ended June 30, 1994

Revenues

     Total revenues, exclusive of STS revenues, were (Pounds)30.7 million in the fiscal year ended June 30, 1995 compared to (Pounds)18.4 million in the year ended June 30, 1994, an increase of 66.9%. The increase in revenues was primarily attributable to increased sales of Sigma products. Shipments increased to 15 Sigma systems and four Forcefill(TM) modules in fiscal 1995, compared to four Sigma systems and one Forcefill(TM) module in fiscal 1994. Revenues from these products were (Pounds)18.0 million in fiscal 1995 compared to (Pounds)5.2 million in fiscal 1994, an increase of 246.2%.

     Revenues from sales of Planar 200 Flowfill(TM) products were (Pounds)1.5 million for the year ended June 30, 1995 and (Pounds)1.3 million for the year ended June 30, 1994. Two Planar 200 Flowfill(TM) systems were shipped in each of fiscal year 1995 and 1994.

     Revenues from sales of Omega(TM) and Delta products in fiscal 1995 were (Pounds)2.0 million and (Pounds)1.1 million, respectively, compared to (Pounds)2.7 million and (Pounds)631,000, respectively, in fiscal 1994, a decrease of 25.9% and an increase of 74.3%, respectively. During fiscal 1995 four Omega(TM) systems and four Delta systems were shipped, compared to five Omega(TM) systems and two Delta systems in fiscal 1994.

     Revenues from STS were (Pounds)3.8 million in fiscal 1995, compared to (Pounds)5.4 million in fiscal 1994.

Gross Margin

     Gross margin was 50.7% and 51.7% for the years ended June 30, 1995 and 1994, respectively. The gross margins achieved by Electrotech was influenced by changes in product mix, the portion of total sales which are sold through distributors at reduced sales prices and the impact of currency exchange rates on sales denominated in currencies other than pounds sterling.

Research and Development Expenses

     Research and development expenses, exclusive of expenses of STS, were (Pounds)4.1 million in the year ended June 30, 1995, compared to (Pounds)2.8 million in the year ended June 30, 1994, an increase of 46.4%. The increased expenditure was primarily attributable to research and development of the Forcefill(TM) and Flowfill(TM) technologies.

Research and development expenses as a percentage of revenues were 12.8% in fiscal 1995 compared with 14.0% in fiscal 1994.

Administrative Expenses

     Administrative expenses, exclusive of expenses of STS, were (Pounds)7.5 million in the year ended June 30, 1995 compared to (Pounds)5.4 million in the year ended June 30, 1994. Excluding a non-recurring expenditure associated with the sale of STS, administrative expenses in fiscal 1995 amounted to (Pounds)7.1 million, an increase of 31.5% from fiscal 1994.

Interest Expense, Net

     Net interest expense was (Pounds)438,000 and (Pounds)255,000 in the fiscal years ended June 30, 1995 and 1994, respectively. The increases were primarily due to increased working capital requirements due to the expansion of the business.

Income Tax Expense

     Worldwide income tax expense was (Pounds)3.5 million in the fiscal year ended June 30, 1995. This amount included (Pounds)2.0 million in respect of the gain on the sale of STS. The effective tax rate was 39.0% in the year ended June 30, 1995. Income tax expense was (Pounds)574,000 in fiscal 1994, an effective tax rate of 36.7%.

Worldwide Tax Expense

     ET and ETE each operated as a holding company. ET and its subsidiaries operate in the United Kingdom. ETE has operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, ETE's consolidated effective tax rate may increase to the extent it reports tax losses in some subsidiaries and taxable income in others. The subsidiaries are subject to taxation in countries where they operate, and such operations generally are taxed at rates similar to or higher than tax rates in the United Kingdom. The payment of dividends or distributions by the subsidiaries to ETE would be subject to withholding taxes in the country of domicile and may be mitigated under the terms of relevant double tax treaties with the United Kingdom.

Liquidity and Capital Resources

     Net cash provided by operating activities was (Pounds)4.9 million for the year ended June 30, 1996 against a net outflow from operating activities of (Pounds)3.3 million in the year ended June 30, 1995. Net cash outflows from operating activities were (Pounds)2.7 million in fiscal 1994. The net cash inflows and outflows from operating activities reflect movements in the working capital of Electrotech.

     Net cash provided by operating activities was (Pounds)2.3 million for the three months ended September 30, 1996 against a net inflow from operating activities of (Pounds)147,000 in the three months ended September 30, 1995. The net cash inflows from operating activities reflect movements in the working capital of Electrotech.

     Net cash used in investing activities was (Pounds)4.8 million in the year ended June 30, 1996. This was primarily due to capital expenditure at the new premises at Newport, South Wales. There was a net cash inflow from investing activities of (Pounds)4.1 million in the year ended June 30, 1995, comprised of an inflow of (Pounds)6.6 million from the sale of STS less capital expenditures of (Pounds)2.5 million. The net cash used in investing activities was (Pounds)745,000 in fiscal 1994. Net cash used in financing activities was (Pounds)188,000 in the year ended June 30, 1996. Net cash used in financing activities was (Pounds)400,000 in both fiscal 1995 and fiscal 1994. All cash used in financing relates to repayments made against the medium-term bank loan.

     Net cash used in investing activities was (Pounds)1.1 million in the three months ended September 30, 1996 and (Pounds)1.2 million in the three months ended September 30, 1995. In both periods, this was primarily due to capital expenditure at the new premises at Newport, South Wales.

     Due to recent growth in Electrotech's sales and its development of new products, Electrotech's existing facilities have reached their capacity limit. Electrotech has leased a 102,000 square foot facility into which it moved certain of its sales, customer support and financing operations in January 1996. Approximately 20,000 square feet of the facility are currently in use, and the remaining space is being built out with a view to full occupancy later in 1997. The rental of the new premises is (Pounds)500,000 per annum.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF TRIKON.

The following table sets forth certain information concerning Trikon's directors and executive officers.

            NAME                AGE                               POSITION
-----------------------------  -----  --------------------------------------------------------

Dr. Gregor A. Campbell......      36   Director and Chief Executive Officer
Christopher D. Dobson.......      60   Director and Chairman of the Board
Nigel Wheeler...............      47   Director, President and Chief Operating Officer
John W. LaValle.............      39   Senior Vice President, Chief Financial Officer and Secretary
Harvey J. Frye..............      44   Vice President, Sales & Marketing
Steve Rhoades...............      36   Vice President
Dr. David J. Hemker.........      34   Vice President, Technology
Robert J. Snyder............      55   Vice President, Operations
Craig S. Montesanti.........      37   Director of Finance and Administration
John A. Rollwagen(1)........      56   Director
Brian D. Jacobs(1)..........      35   Director
G. Bradford Jones(2)........      42   Director
Charles Thompson(2).........      67   Director
Dr. Hiroyuki Mizuno.........      67   Director

--------------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     Dr. Campbell is a founder of Trikon, and has been a director since Trikon was formed in 1985. Dr. Campbell has been the Chief Executive Officer of Trikon since 1988. Dr. Campbell served as President of Trikon from 1988 until November 1996. Dr. Campbell also served as Trikon's Secretary from August to December 1994.

     Mr. Dobson joined Trikon's board of directors as Chairman in November 1996 upon Trikon's acquisition of Electrotech. Mr. Dobson was a co-founder of Electrotech and was the Chairman of Electrotech's board of directors from 1971 to November 1996.

     Mr. Wheeler joined Trikon as a director and the President and Chief Operating Officer in November 1996 upon Trikon's acquisition of Electrotech. From July 1993 to November 1996, Mr. Wheeler served as Electrotech's Chief Executive Officer. From July 1987 to July 1993, Mr. Wheeler was the General Operations Director of Electrotech and had served in other capacities with Electrotech since 1980.

     Mr. LaValle joined Trikon in November 1994 as Vice President and Chief Financial Officer, and became Secretary in December 1994. In November 1996, Mr. LaValle became Senior Vice President. Before joining Trikon, Mr. LaValle served from September 1989 to November 1994 as Vice President, Chief Financial Officer and Secretary of Superconductor Technologies, Inc.

     Mr. Frye joined Trikon in June 1994 as Vice President, Sales, and became Vice President, Sales & Marketing in May 1995. Prior to joining Trikon, Mr. Frye served as Vice President of Fab Product Sales for KLA Instruments Corp. from March 1993 to June 1994, and was Vice President, Sales for KLA Instruments Corp.'s Wafer Inspection Division from June 1986 to March 1993.

     Mr. Rhoades joined Trikon in October 1993, became Vice President, Engineering in April 1995 and became the Vice President and General Manager of the CVD Partnership in July 1996. From March 1990 to October 1993, Mr. Rhoades was employed by Applied Materials, where he managed metal etch process development.

     Dr. Hemker joined Trikon in August 1993, and became Vice President, Technology in May 1995. From April 1989 to August 1993, Dr. Hemker was a member of the technical staff at Applied Materials.

     Mr. Snyder joined Trikon in March 1996 as Vice President of Operations. Before joining Trikon, Mr. Snyder served from September 1992 to December 1995 as Vice President and General Manager of two divisions of Joslyn Corporation, Air Dry Corporation and ADK Pressure Equipment Corporation, and was President of Ultranautics from December 1990 to September 1992.

     Mr. Montesanti joined Trikon in February 1991 as Director of Finance and Administration. Before joining Trikon, Mr. Montesanti served from February 1983 to February 1991 as Assistant Controller of Ioptex Research Inc.

     Mr. Rollwagen joined Trikon's board of directors as Chairman in December 1993 and resigned as Chairman, but not as a director, in November 1996 upon Trikon's acquisition of Electrotech. From August 1975 to January 1993, Mr. Rollwagen served in various executive positions at Cray Research, Inc. Mr. Rollwagen became President of Cray Research in 1977 and Chairman and Chief Executive Officer in 1981. Mr. Rollwagen also currently serves as a senior advisor to St. Paul Venture Capital, Inc. ("St. Paul Venture Capital") and as a director of Computer Network Technology, Inc.

     Mr. Jacobs has served as a director of Trikon since March 1993. Mr. Jacobs is currently an executive vice president of St. Paul Venture Capital, which he joined in June 1992. From June 1989 to June 1992, Mr. Jacobs was a senior associate with the Security Pacific Venture Capital Group. Mr. Jacobs also serves as a director of several private corporations.

     Mr. Jones has served as a director of Trikon since August 1990. Mr. Jones is currently a general partner in the firm of Brentwood Venture Capital, which he joined in 1981. Mr. Jones also serves as a director of Interpore International, ISOCOR, Onyx Acceptance Corp., Aastrom Biosciences and several privately-held companies.

     Mr. Thompson was elected as a director of Trikon in April 1996. Mr. Thompson retired February 1, 1996 as Senior Vice President and Director of Worldwide Marketing at Motorola Semiconductor, a position that he held for 20 years. Mr. Thompson joined Motorola in 1969. Prior to 1969, Mr. Thompson worked for 18 years at General Electric Company in a variety of computer-related executive positions.

     Dr. Mizuno was elected as a director of Trikon in April 1996. Dr. Mizuno is retired, having served as Distinguished Technology Advisor at Matsushita Electric Industrial Co., Ltd. ("Matsushita") in Osaka, Japan from June 1994 to June 1996. Dr. Mizuno joined the Matsushita group of companies in 1952 and has served Matsushita and its related companies in a number of senior management positions. Until June of 1994, Dr. Mizuno served as Executive Vice President and as a Senior Member of the Board of Directors of Matsushita. Dr. Mizuno also served as Director of the New Media Development Association in Japan from April 1991 to March 1993 and as Chairman of the Institute of Television Engineers of Japan from June 1982 to May 1993.

     Officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors and executive officers of Trikon.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth all compensation received for services rendered to Trikon in all capacities for the years ended December 31, 1996 and 1995 and the ten months ended December 31, 1994, by (i) Trikon's Chief Executive Officer and (ii) each of the other four most highly compensated executive officers of Trikon who were serving as executive officers at December 31, 1996 and whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                 -----------------
                                                        COMPENSATION                 SECURITIES
                                       FISCAL       ----------------------       UNDERLYING STOCK         ALL OTHER
NAME AND PRINCIPAL POSITION(1)         YEAR(2)      SALARY($)     BONUS($)           OPTIONS(#)         COMPENSATION($)
------------------------------------   -------      ----------------------       -----------------    ------------------
Dr. Gregor A. Campbell..............    1996          $210,000    $  --                 43,000            $ 2,895(3)
 Chief Executive Officer                1995           160,000     36,708               96,666                779(3)
                                        1994           135,383     25,000                   --                185(3)

John A. Rollwagen(4)................    1996           144,000         --                   --                 --
 Director                               1995           100,000         --               73,333                 --
                                        1994            44,000         --                   --                 --

James F. Marshall(5)................    1996           170,000         --               12,000              4,691(3)
 Executive Vice President and           1995           140,001        339               30,000                174(3)
  Chief Operating Officer               1994           118,462     25,000                   --                119(3)


John W. LaValle.....................    1996           130,000         --               32,000                320(3)
 Senior Vice President, Chief           1995           120,000        173               20,000                 66(3)
  Financial Officer and Secretary       1994            11,538         --               36,667                 --


Harvey J. Frye......................    1996           150,001         --                7,000              6,278(6)
 Vice President, Sales &                1995           140,000        256               30,000             35,802(7)
  Marketing                             1994            82,385     10,000               45,000             10,760(8)

_______________
(1) Each of Christopher D. Dobson, the Chairman of the Board, and Nigel Wheeler, a director and the President and Chief Operating Officer of the Company, joined Trikon in November 1996 upon the Company's acquisition of Electrotech. Mr. Dobson currently receives cash compensation of approximately $300,000 annually and Mr. Wheeler, pursuant to an employment contract discussed below, is paid an annual base salary of $250,000 (net of any U.S. taxes or other assessments so long as he is not a U.S. citizen) and received in connection with the execution of such agreement an option to purchase 200,000 shares of Common Stock. See Footnote 1 to the following "Option Grants in Last Fiscal Year" table. Because neither of their total compensation exceeded $100,000 for the fiscal year ended December 31, 1996, they are not listed in the above table.
(2) During 1994, Trikon changed its fiscal year end from the last day of February to December 31. Consequently, compensation information presented in this table for 1994 is for a ten-month period only.
(3) This amount represents premiums paid by Trikon for life insurance of which the officer's designee is the beneficiary.
(4) In June 1995, Mr. Rollwagen agreed to increase his duties as Chairman of the Board to a half-time basis, and in exchange therefor, Trikon agreed to pay him an annual salary of $144,000 as well as to pay for certain expenses.
    Mr. Rollwagen resigned as Chairman of the Board, but not as a director, in November 1996 upon Trikon's acquisition of Electrotech. In consideration of the Board of Directors' desire that Mr. Rollwagen remain a member of the Board following his resignation, the Board approved the extension of Mr. Rollwagen's annual salary through December 31, 1997, subject to his continued participation as a director and senior advisor to the Company. The Board also approved at such time the immediate vesting of all of Mr. Rollwagen's outstanding, unvested options to purchase an aggregate of (i) 9,335 shares of Common Stock at an exercise price of $1.05 per share and (ii) 53,333 shares of Common Stock at an exercise price of $6.30 per share.
(5) Mr. Marshall resigned from the Company effective December 31, 1996.
(6) Of this amount, (i) $5,904 represents a car allowance and (ii) $374 represents premiums paid by Trikon for life insurance of which the officer is the beneficiary.
(7) Of this amount, (i) $30,000 represents reimbursement for relocation expenses, (ii) $102 represents premiums paid by Trikon for life insurance of which the officer is the beneficiary and (iii) $5,700 represents a car allowance.
(8) Of this amount, (i) $7,170 represents reimbursement of relocation expenses,
    (ii) $82 represents premiums paid by Trikon for life insurance of which the officer is the beneficiary and (iii) $3,508 represents a car allowance.


     Trikon currently has no employment contracts with any of the Named Executive Officers. However, the Company does have an employment contract with Nigel Wheeler, a director and the President and Chief Operating Officer of Trikon, dated November 15, 1996, pursuant to which Mr. Wheeler is to be nominated as a director and to act as the President and Chief Operating Officer for the three-year term of the agreement. The agreement renews annually unless terminated by either party. Under the agreement, Mr. Wheeler is paid a base salary of $250,000 per year, net of any U.S. taxes or other assessments so long as he is not a U.S. citizen. The base salary is subject to certain annual, upward adjustments by the Company. In addition, Mr. Wheeler is eligible to receive an annual performance bonus for each year of service. Mr. Wheeler was also granted, in connection with entering into such agreement, options to acquire 200,000 shares of Common Stock at an exercise price of $11.625 per share, the fair market value of a share of Common Stock on the date of grant. The employment agreement further provides certain customary insurance, vacation benefits and termination provisions.

1991 STOCK OPTION PLAN

     Trikon's 1991 Stock Option Plan (the "Option Plan") provides for the granting of either incentive stock options or nonqualified stock options to specified employees, directors, consultants and advisors of Trikon. The Option Plan is administered by the Compensation Committee of the Board of Directors.

     The exercise price of stock options granted under the Option Plan must be equal to at least the fair market value of the stock subject to the option on the date of the grant (or 110% with respect to holders of more than 10% of the voting power of Trikon's outstanding Common Stock). Options granted under the Option Plan are non-transferable and generally expire thirty days after the termination of an optionee's service to Trikon. Upon the dissolution or liquidation of Trikon or upon any reorganization, merger or consolidation in which Trikon does not survive, the Option Plan, and each outstanding option granted thereunder shall terminate, provided that each optionee to whom no substitute option has been tendered by the surviving corporation in any such transaction shall have the right to exercise in whole or in part any unexpired option or options issued to him or her, without regard to the vesting provisions thereof.

     In connection with the Acquisition, Trikon established a Share Option and Reimbursement Agreement solely for its U.K. employees pursuant to which a maximum of 926,530 shares of Common Stock reserved for issuance under the Option Plan have been set aside for issuance pursuant to the terms of a stock option plan (the "Share Option Scheme") approved by the Board of Inland Revenue in the United Kingdom. The Rules of the Share Option Scheme are similar to those in the Option Plan and offer no benefits to share option holders that would not be available in all material respects to participants of the Option Plan. Accordingly, the Share Option Scheme essentially runs in parallel with the Option Plan, but is limited to the United Kingdom employees of Trikon, and 926,530 shares out of a total of 2,400,000 shares available under the Option Plan are allotted to the Share Option Scheme.

STOCK OPTION GRANTS

     The following table sets forth each grant of stock options made during the year ended December 31, 1996 to each of the Named Executive Officers. No stock appreciation rights ("SARs") have ever been granted by Trikon.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF
                            NUMBER OF                                                     STOCK PRICE
                            SECURITIES  PERCENT OF TOTAL                                 APPRECIATION FOR
                            UNDERLYING   OPTIONS GRANTED   EXERCISE                       OPTION TERM
                             OPTIONS    TO EMPLOYEES IN     PRICE      EXPIRATION     --------------------
            NAME(1)         GRANTED(#)     PERIOD(%)      (S/SH)(2)       DATE           5%         10%
----------------------   -------------  ----------------  ---------    -----------    ---------  ---------
Dr. Gregor A. Campbell     18,000(4)        4.73%          $ 8.87      01/17/06       $100,476   $254,646
                           25,000(5)        6.56            14.00      10/23/06        220,150    557,900
John A. Rollwagen(6)..         --             --               --            --             --         --
James F. Marshall(7)..     12,000           3.15             8.87      04/30/97         66,984    169,764
John W. LaValle.......      7,000(4)        1.84             8.87      01/17/06         39,074     99,029
                           25,000(5)        6.56            14.00      10/23/06        220,150    557,900
Harvey J. Frye........      7,000(4)        1.84             8.87      01/17/06         39,074     99,029

_____________
(1) Nigel Wheeler, a director and the President and Chief Operating Officer of Trikon, was granted an option to purchase 200,000 shares of Common Stock at an exercise price of $11.625 per share, representing the fair market value of a share of Common Stock on the date of grant, in connection with his assumption of such positions upon Trikon's acquisition of Electrotech in November 1996. Such option vests in equal, annual increments of 25% over the four-year period following its date of grant. Because Mr. Wheeler is not a Named Executive Officer, his option holdings are not listed in this table. See Footnote 1 to the preceding "Summary Compensation Table."
(2) Represents the fair market value of the underlying shares of Common Stock at the time of grant.
(3) Represents the value of the shares of Common Stock issuable upon the exercise of the option, assuming the stated rates of price appreciation for ten years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. Such annual rates of appreciation are for illustrative purposes only, are based on requirements of the Securities and Exchange Commission and do not reflect Trikon's estimate of future stock appreciation. No assurance can be given that such rates of appreciation, or any appreciation, will be achieved.
(4) Represents stock options that vest in equal, annual increments of 25% over the four-year period following their date of grant, January 17, 1996.
(5) Represents stock options that vest in equal, annual increments of 25% over the four-year period following their date of grant, October 23, 1996.
(6) In November 1996, in connection with Mr. Rollwagen's resignation as Chairman, the Board of Directors approved the acceleration of the vesting of all of Mr. Rollwagen's outstanding, unvested options to purchase an aggregate of 62,668 shares of Common Stock. See Footnote 4 to the preceding "Summary Compensation Table."
(7) Mr. Marshall resigned from the Company effective December 31, 1996. All of Mr. Marshall's unexercised options to purchase Common Stock will terminate on April 30, 1997.

AGGREGATED STOCK OPTION EXERCISES IN FISCAL YEAR 1996 AND FISCAL YEAR-END OPTION VALUES

The following table sets forth the number and value of shares acquired by the Named Executive Officers upon exercise of stock options during Trikon's fiscal year ended December 31, 1996 and of the exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 1996.

                                                                NUMBER OF                VALUE OF UNEXERCISED
                                 SHARES                    UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                               ACQUIRED ON     VALUE         FISCAL YEAR-END(#)         FISCAL YEAR END($)(2)
          NAME(1)               EXERCISE(#)   REALIZED($) EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
-------------------------      -------------  ----------- -------------------------    -------------------------
Dr. Gregor A. Campbell...             --      $     --          70,111/69,556             $245,855/332,730
John A. Rollwagen(3).....             --            --          96,666/0                   649,328/0
James F. Marshall(4).....         10,000       147,000          43,332/43,333              413,449/402,867
John W. LaValle..........         16,667       157,666          25,000/39,667                    0/313,665
Harvey J. Frye...........             --            --          29,334/52,666              263,670/447,955

_____________
(1) See Footnote 1 to the preceding "Option Grants in Last Fiscal Year" table concerning the grant of an option to purchase 200,000 shares of Common Stock to Mr. Wheeler, a director and the President and Chief Operating Officer of the Company.
(2) These values are calculated using the December 31, 1996 closing price of Common Stock on Nasdaq of $11.75 per share, less the exercise price of the options, multiplied by the number of shares to which the options relate.
(3) See Footnote 4 to the preceding "Summary Compensation Table" for information concerning the acceleration of the vesting of all of Mr. Rollwagen's outstanding, unvested options.
(4) Mr. Marshall resigned from the Company effective December 31, 1996. All of Mr. Marshall's unexercised options to purchase Common Stock will terminate on April 30, 1997.


DIRECTOR COMPENSATION

     The Company's directors do not currently receive any cash compensation for service on the Board of Directors or any committee thereof, but outside directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings and may receive grants of options to purchase Common Stock upon their initial joining of the Board and any reelection as a director thereafter.

     In April 1996, the Board, in connection with their election to the Board of Directors, approved the grant to each of Charles Thompson and Dr. Hiroyuki Mizuno of an option to purchase 12,500 shares of Common Stock at an exercise price of $14.75 per share, which price represented the fair market value of a share of Common Stock on the date of grant, which option vests in equal, annual increments of 25% over the four-year period following their date of grant, subject to such individual's continued service as a director of the Company.

     In addition, in October 1996 the Compensation Committee, following their reelection as directors, approved the grant to each of the outside directors, Messrs. Jones, Jacobs and Thompson and Dr. Mizuno, of an option to purchase 2,500 shares of Common Stock at an exercise price of $14.00 per share, which price represented the fair market value of a share of Common Stock on the date of grant, which option vests in equal, annual increments of 25% over the four-year period following their date of grant, subject to such individual's continued service as a director of the Company.

     In June 1995, Mr. Rollwagen agreed to increase his duties as the Chairman of the Board of the Company to a half-time basis. In consideration therefor, the Company agreed to pay Mr. Rollwagen an annual salary of $144,000, as well as certain expenses. In November 1996, Mr. Rollwagen resigned as Chairman of the Board, but not as a director, upon Trikon's acquisition of Electrotech. In consideration of the Board of Directors' desire that Mr. Rollwagen remain a member of the Board following his resignation, the Board approved the extension of Mr. Rollwagen's annual salary through December 31, 1997, subject to his continued participation as a director and senior advisor to the Company. The Board also approved at such time the immediate vesting of all of

Mr. Rollwagen's outstanding, unvested options to purchase an aggregate of (i) 9,335 shares of Common Stock at an exercise price of $1.05 per share and (ii) 53,333 shares of Common Stock at an exercise price of $6.30 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors of Trikon (the "Compensation Committee") consisted of Messrs. Rollwagen, Jones and Robelen from January 1, 1996 until April 24, 1996, at which time Mr. Robelen resigned as a director of Trikon and a member of the Compensation Committee and Mr. Rollwagen resigned from the Compensation Committee. Simultaneously with such resignations from the Compensation Committee, the Board of Directors voted to reduce the number of members of the Compensation Committee from three to two. On April 24, 1996, Charles Thompson was appointed by the Board to fill the remaining vacancy on the Compensation Committee. From April 24, 1996 through the fiscal year ended December 31, 1996, the Compensation Committee consisted of Messrs. Jones and Thompson, who are the current members of such committee.

     Other than Mr. Rollwagen, Trikon's Chairman of the Board until November 1996, none of these individuals was at any time during the fiscal year ended December 31, 1996 or at any other time an officer or employee of Trikon. No executive officer of Trikon serves as a member of the Board or the Compensation Committee of any other entity which has one or more executive officers serving as a member of Trikon's Board of Directors or Compensation Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act ("Section 16(a)"), requires Trikon's directors and certain of its officers, and persons who own more than 10% of a registered class of Trikon's equity securities (collectively, "Insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Insiders are required by Commission regulations to furnish Trikon with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5s were required for those persons, Trikon believes that its Insiders complied with all applicable Section 16 filing requirements for 1996, on a timely basis, with the exception of the following late filings by (i) Brian D. Jacobs, a director of the Company, who filed a Form 5 in February 1997 to report his indirect acquisition in November 1996 of a warrant to purchase 24,510 shares of Common Stock that was acquired by St. Paul Fire and Marine Insurance Company ("St. Paul"), (ii) St. Paul, which filed a Form 5 in February 1997 to report its acquisition in November 1996 of a warrant to purchase 24,510 shares of Common Stock, (iii) David W. Chonette, John L. Walecka and Roger C. Davisson, each of whom is a general partner of Brentwood V Ventures, L.P., the sole general partner of Brentwood Associates V, L.P. ("Brentwood"), and each of whom filed a Form 5 in February 1997 to report each of their indirect disposition of 300,000 shares of Common Stock as a result of Brentwood's distribution (the "Brentwood Distribution") to its partners of such shares in July 1996, (iv) Brentwood V Ventures, L.P., which filed a Form 5 in February 1997 to report its indirect disposition of 300,000 shares of Common Stock pursuant to the Brentwood Distribution, (v) G. Bradford Jones, a director of the Company, who filed a Form 5 in February 1997 to report his indirect acquisition in November 1996 of a warrant to purchase 49,020 shares of Common Stock that was acquired by Brentwood, and (vi) Charles Thompson and Dr. Hiroyuki Mizuno, each of whom is a director of the Company and each of whom filed an amended Form 3 in February 1997 to reflect each of their acquisition in April 1996 of an option to purchase 12,500 shares of Common Stock, which was subject to shareholder approval of an amendment to the Option Plan at the Annual Meeting, which approval was obtained.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 31, 1997 by (i) each person (or group or affiliated persons) who is known by Trikon to own beneficially more than 5% of Trikon's outstanding Common Stock, (ii) each of Trikon's directors, (iii) Trikon's Chief Executive Officer and each of the other Named Executive Officers and (iv) Trikon's directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons to the Company, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                                                               SHARES
                                                            BENEFICIALLY
        NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNED      PERCENT OF CLASS(1)
----------------------------------------------         -----------------  -------------------
Christopher D. Dobson.........................                4,853,334            34.0%
  Ringland Way, Newport
  Gwent, NP6 2TA, UK
St. Paul Fire & Marine Insurance Company(2)...                1,098,068             7.5
  8500 Normandale Lake Boulevard, Suite 1940
  Bloomington, MN 55437
Dr. Gregor A. Campbell(3).....................                  378,777             2.6
Nigel Wheeler.................................                       --              --
John A. Rollwagen(4)..........................                  167,618             1.2
James F. Marshall(5)..........................                    7,998               *
John W. LaValle(6)............................                   16,667               *
Harvey J. Frye(7).............................                   33,084               *
Brian D. Jacobs(2)............................                1,098,068             7.4
G. Bradford Jones(8)..........................                  589,306             3.9
Charles Thompson(7)...........................                    3,125               *
Hiroyouki Mizuno, Ph.D.(7)....................                    3,125               *
All current directors and executive officers as a group
  (15 persons)(9).............................                7,200,366            48.8%

*    Less than 1%.

(1) Percent ownership is based on the number of shares of Common Stock outstanding as of March 31, 1997, which number was 14,368,045 shares, plus any shares issuable pursuant to options or warrants held by the person in question which may be exercised within 60 days after March 31, 1997.
(2) Represents 1,027,448 shares held by St. Paul Fire & Marine Insurance Company ("St. Paul"), and also includes 68,954 shares issuable under warrants held by St. Paul that are exercisable within 60 days of March 31, 1997. Also includes 1,666 shares issuable under stock options, held by Brian D.
    Jacobs, exercisable within 60 days of March 31, 1997. Pursuant to an agreement between Mr. Jacobs and St. Paul, ownership of the shares underlying such options will be transferred to St. Paul upon their exercise by Mr. Jacobs. Mr. Jacobs, a director of Trikon, is an executive vice president of St. Paul Venture Capital, Inc., an affiliate of St. Paul. Mr. Jacobs disclaims beneficial ownership of the shares held by St. Paul, except to the extent of his pecuniary interest therein.
(3) Includes 74,611 shares issuable under stock options exercisable within 60 days of March 31, 1997.
(4) Includes 96,666 shares issuable under stock options exercisable within 60 days of March 31, 1997.
(5) Represents shares issuable under stock options exercisable within 60 days of March 31, 1997. Mr. Marshall resigned from the Company effective December 31, 1996.
(6) Includes 1,750 shares issuable under stock options exercisable within 60 days of March 31, 1997.
(7) Represents shares issuable under stock options exercisable within 60 days of March 31, 1997.

(8) Represents 8,028 shares held by Mr. Jones and 519,547 shares held by Brentwood V, L.P. ("Brentwood V"). Also includes 1,666 shares issuable under stock options, held by Mr. Jones, and 60,065 shares issuable under warrants held by Brentwood V, all of which are exercisable within 60 days of March 31, 1997. Mr. Jones, a director of Trikon, David W. Chonette, Roger S. Davisson and John L. Walecka are each general partners of Brentwood V Ventures, L.P., the general partner of Brentwood V. Each of Messrs. Jones, Chonette, Davisson and Walecka disclaims beneficial ownership of the shares held by Brentwood V, except to the extent of his pecuniary interest therein.
(9) Includes an aggregate of 390,624 shares held by all current directors and executive officers that are subject to options and warrants that are exercisable within 60 days of March 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CVD Partnership

     On March 29, 1996, Trikon entered into a number of agreements with PMT CVD Partners, L.P. (the "CVD Partnership") and the limited partners thereof (the "Limited Partners"). The CVD Partnership was sponsored by Trikon to fund research and development costs and expenses relating to CVD technology and applications using MORI(TM) source technology. An aggregate of $5,350,000 was invested by the Limited Partners in the CVD Partnership to fund such research and development efforts, which were performed by Trikon under an agreement with the CVD Partnership. Trikon has been paid for such services in an amount equal to its actual direct costs, as defined, plus a stated percentage of such costs. During the year ended December 31, 1996, the amount of such research and development payments to Trikon by the CVD Partnership was $2,841,427. Under the applicable agreement, Trikon is obligated to pay stated royalties to the CVD Partnership on sales of developed CVD products, and the royalty percentage will vary based on the geographic location of the sale.

     In connection with the Flowfill(TM) CVD Development, the Company announced that it would henceforth focus all of its CVD resources to further evaluate and develop products based on the Flowfill(TM) technology. In that regard, Trikon advised the Limited Partners that it had decided to discontinue the research and development efforts of the CVD Partnership. One of the Limited Partners has indicated that it believes such action was inconsistent with the terms of the research and development agreement entered into between the Company and the CVD Partnership and that, accordingly, a settlement of any and all claims that the Limited Partners may have in connection with such discontinuation is appropriate. The parties have had only preliminary discussions regarding the resolution of this dispute, though all funding by the CVD Partnership of MORI(TM) source-based CVD research and development has been discontinued. See Notes 6 and 12 to Consolidated Financial Statements.

     The Limited Partners of the CVD Partnership include SBIC Partners, L.P. ("SBIC Partners") and NorWest Equity Partners, V ("NorWest"). Each of SBIC Partners and NorWest invested $2,500,000 in the CVD Partnership. As of March 31, 1996, SBIC Partners held 638,604 shares of Common Stock, or approximately 7.4% of the shares of Common Stock outstanding, and NorWest and its affiliates held 603,898 shares of Common Stock, or approximately 7.0% of the shares of Common Stock outstanding.

     In connection with the formation of the CVD Partnership, Trikon entered into option agreements (the "Option Agreements") with the Limited Partners. Pursuant to the Option Agreements, Trikon has a presently exercisable option (the "Option"), expiring March 29, 2001, to acquire all of the Limited Partners' interest in the CVD Partnership and thereby effectively acquire full ownership of the developed technology and terminate further royalty obligations. The option price formula (the "Option Price") is determined by multiplying each Limited Partner's invested capital in the CVD Partnership by a 40% compounded annual rate of return, provided that, regardless of the date of exercise, the minimum Option Price shall equal at least two times each Limited Partner's invested capital. The Option Price may be paid in cash, shares of Trikon's Common Stock (based on 90% of the fair market value of such shares) or any combination thereof, in the sole discretion of Trikon. Trikon may exercise the Option at its sole discretion.

     In connection with the formation of the CVD Partnership, the Limited Partners received warrants (the "Warrants") to purchase an aggregate of 277,662 shares of Trikon's Common Stock at a purchase price of $12.75 per share. The Warrants become exercisable for a one-year period following exercise of the Option, but only if the Option is actually exercised by Trikon. In connection with their investment in the CVD Partnership, each of SBIC Partners and NorWest received a Warrant to purchase 130,726 shares of Common Stock.

Note Purchase Agreement

     On December 16, 1996, the Company entered into a Note Purchase Agreement (the Note Purchase Agreement) with five investors, including Brentwood Associates V, L.P. ("Brentwood"), St. Paul Fire & Marine Insurance Company ("St. Paul"), and SBIC Partners, confirming their equal $1,250,000 commitments for unsecured subordinated debt in the amount of $6,250,000, which commitments were given prior to the Acquisition to satisfy a working capital closing condition thereto. Prior to the Acquisition in November 1996, St. Paul, SBIC Partners and Brentwood beneficially owned approximately 12.3%, 7.3%, and 6.5% of the Common Stock outstanding, respectively.

     The interest rate on amounts drawn under the Note Purchase Agreement is the bank's prime rate plus 4%. Interest is only payable quarterly in arrears on amounts then outstanding. The ability to borrow under the Note Purchase Agreement expires January 1, 1998 and amounts borrowed under the Note Purchase Agreement plus accrued but unpaid interest is due on January 1, 2000.

     On the date of execution of the Note Purchase Agreement, each investor received a warrant to acquire up to 49,020 shares of Common Stock with an exercise price of $12.75. Each such warrant became exercisable with respect to 50% of such shares on the commitment by such investors to provide financing to the Company under the Note Purchase Agreement. Any advances made under the Note Purchase Agreement will trigger the exercisability of the remaining shares covered by such warrants. At December 31, 1996, warrants with respect to an aggregate of 122,550 shares of Common Stock at an exercise price of $12.75 were exercisable by such investors. All such warrants expire on December 16, 2001.

                      --------------------------------

     The following companies are mentioned in this Annual Report on Form 10-K:
Alcan-Tech Co., Inc. ("Alcan-Tech"), Anelva Corporation, a subsidiary of NEC Corporation ("NEC Anelva"), Applied Materials, Inc. ("Applied Materials"), AT&T Corp. ("AT&T"), Brooks Automation, Inc. ("Brooks Automation"), Canon Sales Co., Inc. ("Canon Sales"), Dallas Semiconductor Corporation ("Dallas Semiconductor"), Fujitsu Ltd. ("Fujitsu"), GEC Plessey ("GEC Plessey"), Hitachi, Ltd. ("Hitachi"), Hyundai Corp. ("Hyundai"), Lam Research Corporation ("Lam Research"), Leybold AG ("Leybold"), LG International America ("LG Semicon"), Matsushita ("Matsushita"), Micron Technology ("Micron Technology"), Mitsubishi ("Mitsubishi"), Motorola ("Motorola"), NEC Corporation ("NEC"), Novellus Systems, Inc. ("Novellus"), OKI Electric Industry Co., Ltd. ("OKI"), Olivetti (Olivetti), Ricoh ("Ricoh"), Samsung Co. Ltd. ("Samsung"), Sharp Corp. ("Sharp"), Siemens ("Siemens"), Sony ("Sony"), Techlink Semiconductor Co., Ltd. ("Techlink"), TEMIC ("TEMIC"), Texas Instruments Incorporated ("Texas Instruments"), Tokyo Electron Ltd. ("Tokyo Electron"), Toshiba Corporation ("Toshiba"), Tower Semiconductor ("Tower Semiconductor"), and Watkins-Johnson Company ("Watkins-Johnson").

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Index to Financial Statements
                                                                                            PAGE
                                                                                            ----
Report of Independent Auditors                                                               F-1

Consolidated Balance Sheets -- December 31, 1996 and 1995                                    F-2

Consolidated Statements of Operations -- Years ended December 31, 1996 and 1995, and
   the ten months ended December 31, 1994                                                    F-4

Consolidated Statements of Shareholders' Equity (Deficit) -- Years ended December 31,
   1996 and 1995 and the ten months ended December 31, 1994                                  F-5

Consolidated Statements of Cash Flows -- Years ended December 31, 1996 and 1995
   and the ten months ended December 31, 1994                                                F-6

Notes to Consolidated Financial Statements                                                   F-8

Supplemental Financial Statements of Electrotech Equipments Limited and Electrotech
   Limited:

   Report of Independent Auditors                                                            F-26

   Combined Profit and Loss Accounts -- Years ended June 30, 1996, 1995 and 1994             F-27

   Combined Statements of Total Recognized Gains and Losses -- Years ended June 30,
   1996, 1995 and 1994                                                                       F-28

   Combined Balance Sheets -- June 30, 1996 and 1995                                         F-29

   Combined Cash Flow Statements -- Years ended June 30, 1996, 1995 and 1994                 F-30

   Notes to the Combined Financial Statements                                                F-31

(a) (2) Index to Financial Statement Schedules
    Schedule II -- Valuation and Qualifying Accounts                                         F-47


   All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a) (3) List of Exhibits

NUMBER                                           DESCRIPTION
------                                           -----------
2.1#      Share Purchase Agreement dated July 17, 1996 (the "Share Purchase Agreement") among the Company,
          Electrotech and the Electrotech Shareholders
2.2#      Amendment No. 1 to Share Purchase Agreement dated as of September 9, 1996
2.3#      Amendment No. 2 to Share Purchase Agreement dated as of October 16, 1996
2.4#      Amendment  No. 3 to Share Purchase Agreement dated as of November 13, 1996
3.1       Seventh Restated Articles of Incorporation of the Company
3.2       Certificate of Ownership of Plasma & Materials Technologies, Inc. amending the Company's
          Seventh Restated Articles of Incorporation to effect the change of its name to "Trikon
          Technologies, Inc."

NUMBER                                           DESCRIPTION
------                                           -----------
3.3       Bylaws of the Company, as amended and currently in effect
4.1#      Indenture dated as of October 7, 1996 between the Company and U.S. Trust Company of
          California, N.A.
4.2*      Warrant to Purchase Common Stock issued to St. Paul Fire and Marine Insurance Company on
          November 29, 1993
4.3*      Warrant to Purchase Common Stock issued to Brentwood Associates V, L.P. on November 29, 1993
4.4+++    Form of Common Stock Purchase Warrant issued to certain of the Limited Partners (as hereinafter defined)
          on March 29, 1996.
4.5       Form of Promissory Note issued to each investor under the Note Purchase Agreement (as hereinafter defined)
          on December 16, 1996
4.6       Form of Common Stock Purchase Warrant issued to each investor under the Note Purchase
          Agreement on December 16, 1996


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
-----------------------------------
10.1      1991 Stock Option Plan of the Company, as amended to date, including the Company's Share
          Option Scheme for its U.K. employees and the related Share Option and Reimbursement Agreement
          Between the Company, Electrotech and certain of Electrotech's subsidiaries
10.2#     Employment Agreement dated as of November 15, 1996 between the Company and Nigel Wheeler
10.3#     Registration Agreement dated as of November 15, 1996 between the Company and Christopher D.
          Dobson

OTHER MATERIAL CONTRACTS
-----------------------------------
10.4***+  International Technology License and Sales Agreement between the Company and Alcan-Tech Co.,
          Inc. dated November 15, 1991
10.5***+  International Technology License and Sales Agreement between the Company and Anelva
          Corporation, dated February 7, 1992
10.6*+    Technology License and Sales Agreement between the Company and Leybold AG dated December 8,
          1992
10.7***+  Technology License and Sales Agreement between the Company and Watkins-Johnson Company dated
          December 23, 1993
10.8*     Master Lease Agreement between Phoenix Leasing Inc. and the Company, effective December 16,
          1993 and ending December 16, 1997
10.9*     Royalty Agreement dated October 3, 1986 by and between the Company and Messrs. Conn, Campbell and Goebel
10.10*    Assignment of Royalty Rights dated June 8, 1990 executed by Messrs. Conn and Campbell in favor of the Company
10.11*    Agreement entered into the 25th day of June 1986 by and between the Company and
          Leybold-Heraeus GmbH
10.12**+  Distribution Agreement dated July 1, 1995 by and between the Company and Canon Sales

NUMBER                                           DESCRIPTION
------                                           -----------
10.13#    Registration Agreement dated as of October 7, 1996 among the Company, Salomon Brothers
          Inc and Unterberg Harris
10.14++   Agreement of Limited Partnership of PMT CVD Partners, L.P. (the "CVD Partnership") dated as of
          March 29, 1996, entered into between CVD, Inc. (the "General Partner") and the limited partners listed therein (the "Limited Partners")
10.15+++  Form of Option Agreement, dated as of March 29, 1996, entered into between the Company and certain of the Limited Partners
10.16+++  Form of Partnership Subscription Agreement, dated as of March 29, 1996, entered into among the
          Partnership, the General Partner and certain of the Limited Partners
10.17+++  Share Subscription and Shareholders Agreement, dated as of March 29, 1996, entered into between the General Partner and the Limited Partners, as the shareholders of the General
          Partner
10.18+++  Research & Development Agreement, dated as of March 29, 1996, entered into between the Company and the CVD Partnership
10.19+++  Technology License Agreement, dated as of March 29, 1996, entered into between the Company and the CVD Partnership
10.20     Credit Agreement dated as of November 15, 1996 between the Company, Electrotech, NationsBank of Texas, N.A. and Lloyds Bank plc
10.21     Note Purchase and Loan Agreement dated as of December 16, 1996 (the "Note Purchase Agreement")
          by and among the Company and the persons listed on Schedule 1 thereto
10.22     Lease dated July 5, 1985 concerning the Company's facilities at Newport, Gwent, United Kingdom, as assigned to Electrotech Limited effective January 19, 1995
11        Computation of Per Share Earnings
21        Subsidiaries of the Registrant
23.1      Consent of Independent Auditors
23.2      Consent of Independent Auditors
24.##     Power of Attorney
27        Financial Data Schedule

_____________
  * Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-4450) on July 11, 1995.
 ** Filed as an exhibit to Amendment No. 1 to the Company's Registration
    Statement on Form S-1 (Registration No. 33-94450) on July 28, 1995.
*** Filed as an exhibit to Amendment No. 3 to the Company's Registration
    Statement on Form S-1 (Registration No. 33-94450) on August 22, 1995.
+ Certain portions of this exhibit have been omitted from the copies filed as part of Amendment No. 1 or Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-94450), as the case may be, and are the subject of an order granting confidential treatment with respect thereto.
++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1996 (File No. 0-26482) on May 15, 1996.
+++ Filed as an exhibit to the Company's Amendment No. 1 to Quarterly Report on
    Form 10-Q/A for the Quarterly Period Ended March 31, 1996 (File No. 0-26482) on October 3, 1996.
# Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-26482) on November 27, 1996.
##  Set forth in the signature page hereto.

     (b)  REPORTS ON FORM 8-K

     On November 27, 1996, the Company filed a Current Report on Form 8-K (File No. 0-26482) (the "Form 8-K") under "Item 2. Acquisition or Disposition of Assets," "Item 7. Financial Statements and Exhibits" and "Item 9. Sales of Equity Securities Pursuant to Regulation S," in order to report its acquisition of Electrotech and the issuance of 5,600,000 shares of its Common Stock in reliance on the exemption provided by Regulation S under the Securities Act to the shareholders of Electrotech in connection therewith. The financial statements of Electrotech called for by Rule 3.05 of Regulation S-X under the Securities Act and the pro forma financial information required by Article 11 of Regulation S-X pursuant to Item 7 of the Form 8-K were incorporated by reference from the Company's Proxy Statement dated September 11, 1996, as supplemented on October 1, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 7, 1997                Trikon Technologies, Inc.

                                    By:  /s/ John W. LaValle
                                         -------------------
                                      John W. LaValle
                                      Senior Vice President, Chief Financial
                                      Officer and Secretary

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

         SIGNATURE                                 TITLE                             DATE
         ---------                                 -----                             ----
/s/ Gregor A. Campbell         Director and Chief Executive Officer             April 7, 1997
----------------------------
Dr. Gregor A. Campbell

/s/ Nigel Wheeler              Director, President and Chief Operating          April 15, 1997
----------------------------   Officer
Nigel Wheeler


/s/ John W. LaValle            Senior Vice President, Chief Financial           April 7, 1997
----------------------------   Officer and Secretary (Principal Financial
John W. LaValle                Accounting Officer)


/s/ Christopher D. Dobson      Director and Chairman of the Board               April 15, 1997
----------------------------
Christopher D. Dobson

/s/ John A. Rollwagen          Director                                         April 14, 1997
----------------------------
John A. Rollwagen

/s/ Brian D. Jacobs            Director                                         April 14, 1997
----------------------------
Brian D. Jacobs

/s/ G. Bradford Jones          Director                                         April 9, 1997
----------------------------
G. Bradford Jones

/s/ Hiroyuki Mizuno            Director                                         April 11, 1997
----------------------------
Dr. Hiroyuki Mizuno

/s/ Charles Thompson           Director                                         April 7, 1997
----------------------------
Charles Thompson

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
Trikon Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Trikon Technologies, Inc. (formerly Plasma & Materials Technologies, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 1996 and 1995, and the ten month period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index of Item 14 (a) (2). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trikon Technologies, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the ten month period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           ERNST & YOUNG LLP


Woodland Hills, California
February 26, 1997, except for Note 12,
the first sentence of Note 1 and
the fourth paragraph of Note 5,
as to which the date is April 11, 1997

                           TRIKON TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31
                                                                ------------------------
                                                                  1996            1995
                                                                --------        --------
Assets
Current assets:
   Cash and cash equivalents..................................  $ 20,187,662    $24,770,363
   Short-term investments.....................................     1,464,165     13,992,109
   Accounts receivable, less allowance of $3,402,000 at
     December 31, 1996 and none at December 31, 1995..........    27,229,806      8,423,272
   Inventories................................................    53,837,131      5,453,835
   Prepaid expenses...........................................     4,723,449        223,970
                                                                ------------    -----------
   Total current assets.......................................   107,442,213     52,863,549


Property, equipment and leasehold improvements:
   Land.......................................................     2,290,232             --
   Machinery and equipment....................................    16,487,383      5,178,478
   Furniture and fixtures.....................................     4,299,382      1,171,833
   Leasehold improvements.....................................    10,992,630      1,383,191
                                                                ------------    -----------
                                                                  34,069,627      7,733,502

   Less accumulated depreciation and amortization.............     5,325,741      3,157,459
                                                                ------------    -----------
                                                                  28,743,886      4,576,043

Demonstration inventory.......................................     6,080,431      1,367,233
Other assets..................................................       429,596        356,171
Intangible assets:
   Developed technology.......................................    29,741,777             --
   Assembled workforce........................................     5,564,985             --
   Covenant not to compete....................................       392,592             --
   Financing costs............................................     4,515,426             --
   Other intangibles..........................................       269,299        130,011
                                                                ------------    -----------
                                                                  40,484,079        130,011
                                                                ------------    -----------
Total assets..................................................  $183,180,205    $59,293,007
                                                                ============    ===========

                           TRIKON TECHNOLOGIES, INC.

                                                                 DECEMBER 31
                                                           ------------------------
                                                             1996            1995
                                                           -------         --------
Liabilities and shareholders' equity
Current liabilities:
  Bank credit line........................................ $  14,151,000     $        --
  Accounts payable........................................    18,943,275       3,724,984
  Accrued expenses........................................     7,119,815           5,424
  Warranty and related expenses...........................     2,552,856         556,497
  Accrued salaries and related liabilities................     1,211,481         415,093
  Income tax payable......................................     3,960,000              --
  Convertible notes - interest payable....................     1,431,099              --
  Current portion of long-term debt and capital
   lease obligations......................................     1,557,810         491,561
                                                           -------------     -----------
  Total current liabilities...............................    50,927,336       5,193,559

Long-term debt and capital lease obligations,
  less current portion....................................       983,889         686,230
Deferred income taxes.....................................     9,659,832              --
Income tax payable........................................       351,000              --
Pension obligation........................................     3,760,000              --
Convertible subordinated notes............................    86,250,000              --

Commitments and contingencies

Shareholders' equity:
  Preferred Stock undesignated
    Authorized shares - 20,000,000
    Issued and outstanding - None.........................            --              --
  Common Stock, no par value:
    Authorized shares - 16,666,666
  Issued and outstanding - 14,310,410 at December 31,
    1996 and 8,659,843 at December 31, 1995...............   131,873,023      60,975,483
  Cumulative translation adjustments......................     1,412,200              --
  Accumulated deficit.....................................  (102,037,075)     (7,562,265)
                                                           -------------     -----------
Total shareholders' equity................................    31,248,148      53,413,218
                                                           -------------     -----------
Total liabilities and shareholders' equity................ $ 183,180,205     $59,293,007
                                                           =============     ===========

See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         TEN MONTHS
                                                          YEAR ENDED DECEMBER 31            ENDED
                                                      ------------------------------     DECEMBER 31,
                                                           1996            1995              1994
                                                      --------------   -------------   -----------------
Revenues:
  Product sales....................................... $ 39,385,818     $20,889,713         $ 8,004,646
  Contract revenue....................................    2,841,427              --                  --
  License revenue.....................................           --         400,000             700,000
                                                       ------------     -----------         -----------
                                                         42,227,245      21,289,713           8,704,646
Costs and expenses:
  Costs of goods sold.................................   24,596,756      11,143,716           5,403,614
  Research and development............................   10,145,185       4,566,853           3,583,371
  Selling, general and administrative.................   16,591,811       5,943,702           3,382,246
  Amortization of intangibles.........................      481,880              --                  --
  In-process technology...............................   86,028,748              --                  --
                                                       ------------     -----------         -----------
                                                        137,844,380      21,654,271          12,369,231
                                                       ------------------------------------------------
Loss before interest and income tax
  provision (benefit).................................  (95,617,135)       (364,558)         (3,664,585)
Interest:
  Interest expense....................................   (1,820,692)       (293,603)           (146,343)
  Interest income.....................................    1,627,907         776,846             125,630
                                                       ------------     -----------         -----------
Income (loss) before income tax
  provision (benefit).................................  (95,809,920)        118,685          (3,685,298)

Income tax provision (benefit)........................   (1,335,110)            800              54,400
                                                       ------------     -----------         -----------
Net income (loss)..................................... $(94,474,810)    $   117,885         $(3,739,698)
                                                       ============     ===========         ===========

Net income (loss) per share........................... $     (10.03)    $      0.02         $     (0.75)
                                                       ============     ===========         ===========

Number of shares used in per share computation........    9,420,020       6,593,311           5,013,127
                                                       ============     ===========         ===========

See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                            CONVERTIBLE PREFERRED
                                            STOCK (SERIES A AND B)               COMMON STOCK
                                            -----------------------            ------------------------
                                             SHARES         AMOUNT               SHARES         AMOUNT
                                            --------       --------            ---------      ---------
Balance at March 1,
  1994....................................   2,823,837     $ 3,035,903             923,990     $    162,429
  Exercise of options.....................          --              --              14,600           15,330
  Sale of Common Stock
   warrants...............................          --              --                  --            1,500
  Issue costs of (Series E)
   Redeemable Convertible
   Preferred Stock........................          --              --                  --               --
 Net loss.................................          --              --                  --               --
                                            ----------     -----------         -----------     ------------
Balance at December 31, 1994..............   2,823,837       3,035,903             938,590          179,259
 Exercise of options......................          --              --              48,460           50,883
 Issue costs of (Series F)
   Redeemable Convertible
   Preferred Stock........................          --              --                  --               --
 Conversion of warrants to
   Common Stock...........................          --              --              64,553               --
 Common Stock issued during
   the Initial Public Offering............          --              --           3,162,500       40,093,235
 Conversion of Convertible
   Preferred Stock (Series A and B)
   to Common Stock........................  (2,823,837)     (3,035,903)            941,279        3,035,903
 Conversion of Redeemable
   Convertible Preferred
   Stock (Series C, D, E and
   F) to Common Stock.....................          --              --           3,504,461       17,616,203
 Net income...............................          --              --                  --               --
                                            ----------     -----------         -----------     ------------
Balance at December 31,
 1995.....................................          --              --           8,659,843       60,975,483
 Exercise of options......................          --              --              45,567          127,540
 Issuance of stock for bonuses............          --              --               5,000           70,000
 Issuance of Common Stock for
   acquisition of Electrotech.............          --              --           5,600,000       70,700,000
 Cumulative translation
   adjustments............................          --              --                  --               --
 Net loss.................................          --              --                  --               --
                                            ----------     -----------         -----------     ------------
Balance at December 31,
  1996....................................          --     $        --          14,310,410     $131,873,023
                                            ==========     ===========         ===========     ============
                                                                CUMULATIVE
                                            ACCUMULATED         TRANSLATION
                                              DEFICIT           ADJUSTMENTS         TOTAL
                                            -----------         -----------         -----

Balance at March 1,
  1994....................................  $  (3,844,048)      $        --         $   (645,716)
  Exercise of options.....................             --                --               15,330
  Sale of Common Stock
   warrants...............................             --                --                1,500
  Issue costs of (Series E)
   Redeemable Convertible
   Preferred Stock........................        (50,394)               --              (50,394)
 Net loss.................................     (3,739,698)               --           (3,739,698)
                                            -------------       -----------         ------------
Balance at December 31, 1994..............     (7,634,140)               --           (4,418,978)
 Exercise of options......................             --                --               50,883
 Issue costs of (Series F)
   Redeemable Convertible
   Preferred Stock........................        (46,010)               --              (46,010)
 Conversion of warrants to
   Common Stock...........................             --                --                   --
 Common Stock issued during
   the Initial Public Offering............             --                --           40,093,235
 Conversion of Convertible
   Preferred Stock (Series A and B)
   to Common Stock........................             --                --                   --
 Conversion of Redeemable
   Convertible Preferred
   Stock (Series C, D, E and
   F) to Common Stock.....................             --                --           17,616,203
 Net income...............................        117,885                --              117,885
                                            -------------       -----------         ------------
Balance at December 31,
 1995.....................................     (7,562,265)               --           53,413,218
 Exercise of options......................             --                --              127,540
 Issuance of stock for bonuses............             --                --               70,000
 Issuance of Common Stock for
   acquisition of Electrotech.............             --                --           70,700,000
 Cumulative translation
   adjustments............................             --         1,412,200            1,412,200
 Net loss.................................    (94,474,810)               --          (94,474,810)
                                            -------------       -----------         ------------
Balance at December 31,
  1996....................................  $(102,037,075)       $1,412,200         $ 31,248,148
                                            =============        ==========         ============

See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   TEN MONTHS
                                                                    YEAR ENDED DECEMBER 31           ENDED
                                                                -------------------------------    DECEMBER 31,
                                                                     1996             1995            1994
                                                                --------------  ---------------    --------------
OPERATING ACTIVITIES
Net income (loss)..........................................      $(94,474,810)   $    117,885           $(3,739,698)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Depreciation and amortization...........................         1,937,287       1,242,681               773,617
   Provision for loss on accounts receivable...............         3,402,000              --                    --
   Write-off of purchased in-process technology............        86,028,748              --                    --
   Amortization of intangibles.............................           481,880              --                    --
   Deferred income taxes...................................        (1,145,248)             --                    --
   Advances to employees/officer/shareholder...............                --          55,145                23,624
   Changes in operating assets and liabilities:
    Accounts receivable....................................        (5,492,534)     (7,334,660)              231,089
    Inventories............................................       (10,442,494)        564,534            (3,978,006)
    Prepaid expenses.......................................           312,521         (34,356)             (154,898)
    Accounts payable and other accrued expenses............         9,949,108       1,087,919             1,003,799
    Deferred revenue.......................................                --              --            (1,025,000)
                                                                 ------------    ------------           -----------
Net cash used in operating activities......................        (9,443,542)     (4,300,852)           (6,865,473)
INVESTING ACTIVITIES
Purchases of property, equipment and
 leasehold improvements....................................       (10,032,037)     (1,099,100)           (1,644,143)
Proceeds from sales of short-term investments..............        33,426,654       3,000,000                    --
Purchases of short-term investments........................       (20,898,710)    (16,992,109)                   --
 Purchase of Electrotech, net of cash
  acquired of $4,444,000...................................       (76,831,575)             --                    --
Other assets...............................................          (185,713)       (329,627)               17,749
                                                                 ------------    ------------           -----------
Net cash used in investing activities......................       (74,521,381)    (15,420,836)           (1,626,394)
FINANCING ACTIVITIES
 Net borrowings (repayments) under bank
  credit lines.............................................        14,151,000      (2,000,000)            2,000,000
 Repayment of debt acquired in acquisition
  of Electrotech...........................................       (17,631,000)             --                    --
 Proceeds from issuance of convertible
  subordinated notes.......................................        86,250,000              --                    --
 Financing costs...........................................        (4,515,426)             --                    --
 Proceeds from sale of Preferred Stock
  (net of issuance costs)..................................                --       3,365,193             5,449,606
 Proceeds from Initial Public Offering
  (Common Stock)...........................................                --      40,093,235                    --
 Proceeds from sale of Common Stock and
  Warrants.................................................           197,540          50,883                16,830
Payments on capital lease obligations......................          (482,092)       (581,013)             (371,221)
                                                                 ------------    ------------           -----------
Net cash provided by financing activities..................        77,970,022      40,928,298             7,095,215
Effect of exchange rate changes on cash....................         1,412,200              --                    --
                                                                 ------------    ------------           -----------
 Net increase (decrease) in cash and
  cash equivalents.........................................        (4,582,701)     21,206,610            (1,396,652)

 Cash and cash equivalents at beginning of year............        24,770,363       3,563,753             4,960,405
                                                                 ------------    ------------           -----------
Cash and cash equivalents at end of year...................      $ 20,187,662    $ 24,770,363           $ 3,563,753
                                                                 ============    ============           ===========

                           TRIKON TECHNOLOGIES, INC.


                                                                                    TEN MONTHS
                                                         YEAR ENDED DECEMBER 31       ENDED
                                                      ---------------------------   DECEMBER 31,
                                                         1996            1995          1994
                                                      -----------    ------------   ------------
SUPPLEMENTAL STATEMENT OF CASH FLOWS
 INFORMATION:

Cash paid during the period for:
  Interest..........................................   $    496,000   $   289,796    $  134,230
  Taxes (primarily foreign in 1996 and 1994)........        221,000           800        50,000

Non-cash investing and financing
  activities:
  Equipment acquired under capital
    lease...........................................   $         --   $   527,981    $1,216,653
  Conversion of Series (C, D,
    E and F) Preferred Stock to
    Common Stock....................................             --    17,616,203            --
                                                                                             --
Acquisition of Electrotech:
  Fair market value of assets acquired..............   $206,936,075
  Fair market value of liabilities assumed..........    (53,259,080)
  Issuance of Common Stock..........................    (70,700,000)
  Cash acquired.....................................     (4,444,000)
  Acquisition costs of $7,976,000, less
   amounts paid through December 31, 1996...........     (1,701,420)
                                                       ------------
  Cash paid to acquire Electrotech..................   $ 76,831,575
                                                       ============

See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


1.   SIGNIFICANT ACCOUNTING POLICIES

Background

     On March 31, 1997, Plasma & Materials Technologies, Inc. changed its name to Trikon Technologies, Inc. Trikon Technologies, Inc. and its subsidiaries (the Company) designs, manufactures and markets advanced etch, physical vapor deposition and chemical vapor deposition products and systems for the world-wide semiconductor manufacturer market.

     The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Short-Term Investments

     The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires investment securities to be classified as trading, available for sale, or held to maturity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classification at each balance sheet date. As of December 31, 1996 and 1995, all investments in the short-term investment portfolio are classified as available for sale. Investments classified as available for sale are required to be recorded at fair value and any temporary difference between an investment's cost and its fair value is recorded as a separate component of shareholders' equity.

Major Customers and Concentration of Credit Risk

     Accounts receivable consists primarily of amounts due from original equipment manufacturers, end use customers, and distributors within the Company's industry. At December 31, 1996, three customers represented 19%, 12% and 11%, respectively, of the Company's total accounts receivable. At December 31, 1995, five customers represented 26%, 25%, 15%, 14% and 12%, respectively, of the Company's total accounts receivable.

     The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company does not require collateral. An estimate of uncollectible accounts has been provided for in the financial statements.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


     Total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from two customers represented 19% and 12% each of total revenue for the year ended December 31, 1996, revenue from five customers represented 19%, 15%, 12%, 11% and 11% each of total revenue for the year ended December 31, 1995, and revenue from six customers represented 19%, 17%, 17%, 15%, 15% and 12% each of total revenue for the ten months ended December 31, 1994.

     The Company's revenue was generated from sales to the following geographic areas.:

                                                                 TEN MONTHS ENDED
                                     YEAR ENDED DECEMBER 31        DECEMBER 31,
                                       1996           1995             1994
                                   ------------   ------------   ----------------

United States....................   $ 9,854,278    $11,276,066         $2,929,896
Europe...........................     8,654,663        241,041            120,075
Asia Pacific (primarily Japan
  and Korea).....................    23,718,304      9,772,606          5,654,675
                                    -----------    -----------         ----------
Total............................   $42,227,245    $21,289,713         $8,704,646
                                    ===========    ===========         ==========

Inventory

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consists of the following at December 31:

                         1996          1995
                     ------------   -----------
Components.........   $17,754,456    $3,774,458
Work-in-process....    32,993,125     1,611,382
Finished goods.....     3,089,550        67,995
                      -----------    ----------
                      $53,837,131    $5,453,835
                      ===========    ==========

     For certain of the Company's products, the Company relies on either a sole supplier or a limited group of suppliers. The manufacture of certain of the Company's products is a complex process and can require long lead times. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternate sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a materially adverse effect on the Company.

Property, Equipment and Leasehold Improvements

     Property, equipment and leasehold improvements are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets (5 years for machinery and equipment and furniture and fixtures) or the lease term, which ever is shorter. Owned buildings are depreciated using the straight-line method over 50 years.

Demonstration Inventory

     Demonstration or evaluation units represent completed systems located at certain strategic customer sites or at the Company's facilities. The Company provides these demonstration systems at no charge for a specified evaluation period. All operating costs incurred during the evaluation period are paid by the customer. At the conclusion of the agreed upon evaluation period, provided that the equipment performs to required specifications, management expects that the customer, while not obligated to do so, will purchase

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


the system. Demonstration inventory is stated at the lower of cost or estimated net realizable value and is depreciated on a straight line method over four years, if the product is not sold after one year.

Intangible Assets

     Intangible assets arose primarily from the allocation of the purchase price of the acquisition of Electrotech Equipments Limited and Electrotech Limited, discussed in Note 2, to their estimated fair value. Intangible assets are amortized on a straight-line basis over ten years for developed technology, eight years for assembled workforce and three years for the covenant not to compete.

     Financing cost consists of costs incurred primarily related to the issuance of the convertible subordinate notes and in obtaining the working capital facility. Financing costs are amortized over the term of the related credit facility using the effective interest method.

     Other intangible assets consist primarily of patents and are amortized on a straight line basis over 5 years.

     The Company periodically reviews intangible assets for impairment in value. Intangible assets are reflected net of accumulated amortization of $710,572 and $38,967 at December 31, 1996 and 1995, respectively.

Accounting for Income Taxes

     The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue Recognition

     Product sales consist primarily of system, component and spare parts sales. Revenues related to system, component and spare parts sales are recognized upon shipment and transfer of title or upon customer acceptance and transfer of title in the case of demonstration inventory unit sales. Estimated costs to be incurred by the Company related to product installation (which are not significant) and warranty fulfillment are recorded at the date of shipment.

     Contract revenue represents revenue earned under a contract to perform research and development for a limited partnership in which the Company is the general partner.

     License fee revenue is derived from the grant of the non-exclusive rights to use, sell and manufacture certain technologies developed by the Company.

Research and Development Costs

     Research and development costs are expensed as incurred and include the cost incurred under the contract to perform research and development for a limited partnership.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


Advertising Expense

     The cost of advertising is expensed as incurred. The Company incurred $214,243, $44,306, and $99,509 of advertising costs in the year ended December 31, 1996 and 1995, and the ten months ended December 31, 1994, respectively.

Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" which generally measures compensation expense based on the excess of the quoted market price over the option price on the measurement date. In October 1995, Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock Based Compensation" was issued. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting requirements of SFAS No. 123. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to continue to measure compensation costs following present accounting rules under APB No. 25, and, accordingly, recognizes no compensation for the stock option grants since the exercise price of stock options granted equals the quoted market price of the underlying stock at the date of grant.

Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive. Through August 29, 1995 (date of the Company's initial public offering) common equivalent shares from the redeemable convertible Preferred Stock and convertible Preferred Stock which converted into Common Stock in connection with the Company's Initial Public Offering are included as if converted at the original date of issuance, even though inclusion is anti-dilutive. Pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the Initial Public Offering price of $14.00 per share during the twelve-month period prior to the offering (cheap stock) have been included in the calculation as if they were outstanding (using the treasury stock method at the Initial Public Offering price and the if-converted method for redeemable convertible Preferred Stock and convertible Preferred Stock) for the ten months ended December 31, 1994 and through the date of the Initial Public Offering for the year ended December 31, 1995. The weighted average number of shares used in the computation for the year ended December 31, 1996 excludes common equivalent shares from options and warrants because they would be antidilutive.

     Historical net loss per share is computed as described above, except that it excludes the convertible preferred stock because it is anti-dilutive for periods which incurred a net loss. Historical net loss per share is as follows:

                                            YEAR ENDED    TEN MONTHS ENDED
                                           DECEMBER 31,     DECEMBER 31,
                                               1995            1994
Net income (loss) per share                  $     0.02     $    (1.89)
Shares used in computing net loss per
 share                                        6,593,311      1,981,848

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


Foreign Currency Translation


     The functional currency of most of the Company's foreign subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the balance sheet date and translates the income statement items at the average exchange rate for the year. Translation adjustments are recorded as a component of shareholders' equity in the consolidated balance sheet. Transaction gains and losses other than those that relate to transactions deemed to be of a long-term nature are recognized in earnings. Exchange losses amounted to $951,000, in the year ended December 31, 1996 and none in the year ended December 31, 1995 and the ten months ended December 31, 1994.

Reclassifications

     Certain amounts in 1995 and 1994 have been reclassified in the Consolidated Financial Statements to be consistent with the 1996 presentation.

2.   BUSINESS ACQUISITION

     On November 15, 1996, the Company acquired all the issued and outstanding shares of Electrotech Limited and Electrotech Equipments Limited (Electrotech). Electrotech develops, manufactures, markets and services semiconductor fabrication equipment for the worldwide semiconductor manufacturing industry. The aggregate purchase price paid by the Company, excluding approximately $7,976,000 in acquisition costs, was $145,700,000 consisting of $75,000,000 paid in cash and the issuance of 5,600,000 shares of Common Stock of the Company with an estimated fair market value of $70,700,000, based on the quoted market price the last day prior to the public announcement of the parties agreement to the acquisition terms.

     The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price, plus costs directly attributable to the completion of the acquisition, have been allocated to the assets and liabilities acquired. Approximately $86,028,748 of the total purchase price represented the value of the in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations. The fair value of the in-process research and development was estimated by an independent appraiser. Purchased in-process technology was analyzed through interviews and analysis of data concerning each of Electrotech's projects in development (i.e. Forcefill(TM) and Flowfill(TM)). Expected future cash flows of the developmental projects were discounted to present value taking into account risks associated with the inherent difficulties and uncertainties in completing the projects, and thereby achieving technological feasibility, and the risks related to potential changes in future target markets. The Company's expected post-acquisition business strategies were considered as they relate to Electrotech's current products and projects in development. Considerable efforts are being applied by Electrotech to its Forcefill(TM) and Flowfill(TM) projects to attain product functionality and reliability levels acceptable to their intended target market.

     The developed technology was appraised using the same methodology used for the valuation of in-process technology for products which had reached technological feasibility and were generating revenues. The risks related to the characteristics and application of each product, existing and future markets, and assessments of the stage in the product's life cycle were considered. The assembled workforce value was determined based on an appraisal utilizing a cost valuation methodology. To arrive at the estimate of the fair value of the assembled workforce, the replacement cost was estimated based on the costs to recruit and interview candidates, and to train new employees in their positions. Search, interview, and training costs per employee were totalled to arrive at an indication of total acquisition costs per employee, and then multiplied by the number of employees being acquired to arrive at a total cost.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


     The Company's consolidated results of operations include the operating results of Electrotech from the acquisition date. The following unaudited pro forma information combines the consolidated results of operations of the Company and Electrotech as if the acquisition occurred on January 1, 1996 and 1995, respectively. The pro forma information is presented for illustrative purposes only, and is not necessarily indicative of what the actual results of operations would have been during such periods or representative of future operations.

                            YEAR ENDED DECEMBER 31
                        ------------------------------
                             1996            1995
                        --------------   -------------
                                 (UNAUDITED)
Total revenues.........  $109,280,000     $75,673,000
Gross profit...........    57,302,000      38,466,000
Net loss...............   (10,306,000)     (1,045,000)
Net loss per share.....         (0.72)          (0.09)

    The pro forma information presented above does not reflect the write-off of in-process research and development costs of $86,028,748 nor any portion of the write-off of the write-up of inventory which at November 15, 1996 totalled $10.6 million and which will be charged to cost of goods sold as the acquired inventory is sold. The in-process research and development charge and an allocated portion of the inventory charge ($3,008,270) were included in the actual operating results for the year ended December 31, 1996.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


3. FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                                                                          TEN MONTHS
                                           YEAR ENDED DECEMBER 31           ENDED
                                       -----------------------------      DECEMBER 31,
                                           1996               1995           1994
                                       ------------        ---------      -------------

Sales
Unaffiliated Customers
 North America                          $ 33,446,245       $21,289,713     $ 8,704,646
 Europe                                    8,781,000                --              --

Inter-geographic
 North America                                    --                --              --
 Europe                                      174,000                --              --
 Eliminations                               (174,000)               --              --
                                        ------------       -----------     -----------
                                        $ 42,227,245       $21,289,713     $ 8,704,646
                                        ============       ===========     ===========
Operating loss
 North America                          $ (5,582,142)      $  (364,558)    $(3,664,585)
 Europe/(1)/                             (90,034,993)               --              --
                                        ------------       -----------     -----------
                                        $(95,617,135)      $  (364,558)    $(3,664,585)
                                        ============       ===========     ===========
Identifiable assets:
 United States                          $ 60,567,887       $59,293,007     $16,630,924
 Europe                                  122,612,318                --              --
                                        ------------       -----------     -----------
                                        $183,180,205       $59,293,007     $16,630,924
                                        ============       ===========     ===========
Export Sales from the United States     $ 23,585,431       $10,013,647     $ 5,774,750
                                        ============       ===========     ===========

(1) Includes a $86,028,748 charge for in-process technology, and a $3,008,270 charge to cost of goods sold, representing a portion of the purchase price of Electrotech allocated to inventory, which was sold subsequent to the acquisition date.

4.   FINANCIAL INSTRUMENTS


     The Company's financial instruments consist primarily of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, capital lease obligations, borrowings under the revolving line of credit and the convertible subordinated notes. The carrying amounts at December 31, 1996 of these financial instruments approximates their fair value, except for the convertible subordinated notes for which the fair market value was approximately $84,250,000, based on quoted market rates.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


     Information about contractual maturities of short-term investments at December 31, 1996 is as follows:

                                                                  DUE AFTER ONE
                                                 DUE IN ONE YEAR  YEAR THROUGH   DUE AFTER THREE
                                                   OR LESS        THREE YEARS         YEARS
                                                 ---------------  -------------  ---------------
U.S. Treasury Securities and obligations
   of U.S. Government Agencies..........          $       --       $749,704       $     --
U.S. Corporate Securities...............                  --             --        714,461
                                                 -----------       --------       --------
                                                 $        --       $749,704       $714,461
                                                 ===========       ========       ========

     At December 31, 1996 and 1995, $248,933 and $12,006,158, respectively, of investments in debt securities are included in cash and cash equivalents on the accompanying balance sheet because their original maturity date is three months or less when purchased.

     Gross unrealized holding gains and losses on sales of short-term investments were not significant as of or for the year ended December 31, 1996 or 1995. There were no realized gains and losses on sales of short-term investments during the year ended December 31, 1996 or 1995. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company's current cash requirements.

     The Company invests in a variety of financial instruments such as commercial paper, commercial bonds, and municipal bonds. The Company, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer.

5.   REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

     On November 14, 1996 the Company entered into a senior secured credit agreement with certain banks in the United States and United Kingdom (the "Working Capital Facility") that permits the Company and its U.K. subsidiary to borrow up to an aggregate of $35 million, subject to certain borrowing base limitations based on eligible accounts receivable. The Working Capital Facility consists of a "U.S. Facility" and a "U.K. Facility". Borrowings made based on the borrowing base in the United States are made under the U.S. Facility and borrowings made based on the borrowing base of the U.K. subsidiary are made under the U.K. Facility. The total amount available for borrowing under the Working Capital Facility at December 31, 1996 was $17.1 million of which $14.2 million was outstanding. The Working Capital Facility is secured by substantially all the assets of the Company and expires November 15, 1999.

     Borrowings under the U.S. Facility carry interest at the banks reference rate plus the applicable margin or the federal funds rate plus 0.5% and the applicable margin and borrowings under the U.K. Facility carry interest at the LIBOR rate plus the applicable margin. Interest is payable on a quarterly basis. The applicable margin is determined by the Company's debt to cash flow ratio. The applicable margin for borrowings under the U.S. Facility and the U.K. Facility was 0.5% and 2.5%, respectively, at December 31, 1996. The weighted average interest rate on all borrowings outstanding at December 31, 1996 under the Working Capital Facility was 9.93%. The Company is charged a commitment fee of 0.05% on the average unused portion of the U.S. and U.K. facilities.

     The Working Capital Facility contains sub-facilities which provide for the issuance of letters of credit up to $4,000,000 ($3,000,000 in the U.K. and $1,000,000 in the U.S.) and an overdraft line of credit up to 2.5 million Pounds Sterling ($4.3 million at December 31, 1996). Amounts outstanding under these sub-

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


facilities reduce the amounts available under the U.K. and U.S. Facilities.
No amounts were outstanding under these subfacilities as of December 31, 1996.

     The Working Capital Facility places certain restrictions on the Company, which among other things, prohibits the Company from paying cash dividends, limits the amount of capital expenditures and requires the Company to comply with certain financial ratios and covenants. At December 31, 1996 and March 31, 1997 the Company was not in compliance with certain financial ratio requirements which were waived by its lenders as of December 31, 1996 and March 31, 1997.
The Company is negotiating with its lenders to make various amendments to the Working Capital Facility revising the covenants for the duration of the Working Capital Facility such that the Company will be able to remain in compliance with such amended covenants during the coming year. The Company anticipates the amended Working Capital facility will contain terms similar to those currently in place. Although the Company believes it will be successful in amending the Working Capital Facility, there can be no assurance that such amendments will be received.

     The Company's United Kingdom subsidiary has a term-loan from Lloyd's Bank PLC which is secured by property in Bristol, United Kingdom. Interest is payable monthly for borrowings at a fixed rate of 10.0025% per annum. At December 31, 1996, the amount outstanding was $1,026,000 which is repayable by three equal semi-annual installments ending May 23, 1998. This agreement places no restrictions on the Company and does not require the Company to comply with certain financial ratios or covenants.

     In connection with the acquisition of Electrotech, the Company issued $86,250,000 of Convertible Subordinated Notes (the Convertible Notes). The Convertible Notes bear interest at 7 1/8% which is payable in semi-annual installments beginning on April 15, 1997. The Convertible Notes mature on October 15, 2001, and are unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt (as defined) of the Company, including without limitation, all debt arising under the Working Capital Facility. The Notes are convertible, at the option of the holder, into shares of Common Stock at a conversion price of $15.635 per share, subject to adjustment in certain events.

     The Convertible Notes contain certain provisions which provide that, upon the occurrence of an "Event of Default", as defined, could cause the Convertible Notes to become due and payable immediately. Such an Event of Default would occur if, among other things, the Company were to default on the working Capital Facility or any other secured indebtedness, as defined, caused by the failure to pay principal and interest payments when due or resulting in the acceleration of such indebtedness prior to its express maturity in excess of $10.0 million. The Convertible Notes and the Working Capital Facility have been classified as long-term under the presumption that the Working Capital Facility will be amended such that the Company will be able to comply with the applicable financial covenants over the coming year.

     On November 14, 1996, the Company received a commitment of terms from five investors for an unsecured subordinated debt commitment. On December 16, 1996, the Company entered into a Note Purchase Agreement (the Note Purchase Agreement) with the five investors to provide a commitment for unsecured subordinated debt in the amount of $6,250,000. The interest rate on amounts drawn under the Note Purchase Agreement is the bank's prime rate plus 4%. Interest is payable quarterly. The ability to borrow under the Note Purchase Agreement expires January 1, 1998 and amounts borrowed under the Note Purchase Agreement plus accrued but unpaid interest is due on January 1, 2000.

     Amounts drawn under the Note Purchase Agreement are unsecured obligation of the Company. No amounts were outstanding under the Note Purchase Agreement as of December 31, 1996. The Note Purchase Agreement contains covenants that are comparable to those contained in the Convertible Notes.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


     The principal amount of long-term debt maturing in each of the five years following 1996 is as follows:

                    1997              $   684,000
                    1998                  342,000
                    1999                       --
                    2000                       --
                    2001               86,250,000

6.   PMT CVD PARTNERS, L.P. AND OTHER JOINT DEVELOPMENT AGREEMENTS


     In August 1994, the Company entered into an original equipment manufacturing and joint development agreement with a customer. This arrangement ended in March 1995. Under this agreement, the Company incurred costs on behalf of the customer and received reimbursement of approximately $350,000 in 1995 and $1,000,000 in 1994. Such costs were primarily for the customer's share of supplies and prototype materials used under the agreement. The reimbursement of costs incurred were netted against the related research and development expense. Any technology developed under this agreement is jointly owned by the Company and the customer.

     On March 29, 1996, the Company entered into a number of agreements with PMT CVD Partners, L.P. (the Limited Partnership) and the limited partners thereof (the Limited Partners). The Limited Partnership was formed to fund research and development costs and expenses relating to chemical vapor deposition (CVD) technology and applications. An aggregate of approximately $5,350,000 was invested in the Limited Partnership to fund such research and development efforts. The Limited Partnership owns the rights to the technology developed. The Company has entered into a license agreement with the Limited Partnership whereby the Company is obligated to pay stated royalties to the Limited Partnership, ranging from 2% to 5% of sales of related products depending on the geographic location of the sale. There is no provision for royalty payments to the Limited Partners in fiscal 1996. The Company has been granted an exclusive option to purchase all of the Limited Partners' interest in the Limited Partnership, based on an established purchase price formula which terminates the Company's obligation under the license agreement, the Company may exercise such option at its sole discretion and is under no obligation to repay the funds received for research and development. (See Note 12 regarding the recent termination of the Company's development efforts under the Limited Partnership).

     The Company has agreed to provide certain personnel to the Limited Partnership to perform such research and development activities. The Company will be paid for such services at an amount equal to its actual direct costs, as defined, plus a stated percentage of such costs. During the year ended December 31, 1996, the amount of research and development costs incurred, including the stated percentage of 250% of direct costs, with respect to CVD technology and applications was $2,841,427 and is reflected in contract revenue in the accompanying statement of operations. The actual total cost incurred under the arrangement approximated the amount of revenues recognized and was recorded in research and development expense.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


7.   INCOME TAXES

     The income tax provision (benefit) consists of the following:

                            1996              1995             1994
                        ------------      ------------     ------------
Current:

 Federal................ $     7,086        $  --            $    --
 State..................      33,584          800                800
 Foreign................    (230,532)          --             53,600
                         -----------        -----            -------
                            (189,862)         800             54,400

Deferred:
 Foreign................  (1,145,248)          --                 --
                         -----------        -----            -------
                          (1,145,248)         800                 --
                         -----------        -----            -------
                         $(1,335,110)       $ 800            $54,400
                         ===========        =====            =======

     The loss before income taxes of the Company's foreign subsidiaries for the year ended December 31, 1996, excluding the $86,028,748 charge for in-process technology and the $3,008,270 charge to cost of goods sold, related to the allocation of the purchase price in the acquisition of Electrotech, was approximately ($1,350,000). Income or loss before income taxes of the Company's foreign subsidiaries was not significant in 1995 and prior years.

     A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income(loss) before tax, is as follows:

                                                                                     TEN MONTHS
                                                       YEAR ENDED DECEMBER 31          ENDED
                                                      --------------------------     DECEMBER 31,
                                                         1996            1995           1994
                                                      ----------     ----------     -------------
Statutory federal income tax rate -
 provision (benefit)..................................  (35)%          34%               (34)%
Nondeductible in-process technology
 charge...............................................   31            --                 --
Change in valuation reserve
 attributable to utilization of
 operating loss carryforwards.........................   --           (34)
Change in valuation reserve due to net
 operating loss carryforwards not
 utilized.............................................    3            --                 34
Foreign income taxes..................................   --            --                  2
                                                        ---           ---                ---
                                                         (1)%          -- %                2%
                                                        ===           ===                ===

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


     Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                               1996            1995
Deferred tax liabilities:
 Domestic:
  State taxes not benefited.............................   $   294,110        $  132,081
 Foreign:
  Basis difference from acquisition of
    Electrotech.........................................     9,691,832                --
  Tax depreciation in excess of book....................     1,360,000                --
                                                           -----------        ----------
                                                            11,345,942           132,081

Deferred tax assets:
 Domestic:
  Allowances not currently deductible for
    tax purposes........................................     1,674,353           102,435
  Accrued expenses not currently deductible
    for tax purposes....................................       460,340           321,542
  Book depreciation in excess of tax depreciation.......       290,897            73,890
  Net operating loss carryforwards......................     2,374,831         2,075,098
  Foreign tax credit carryforwards......................       284,872           273,277
  Research and development and other credits............     1,462,578         1,123,346

 Foreign:
  Allowances and accruals not currently deductible
    for tax purposes....................................     1,392,000                --
                                                           -----------        ----------
                                                             7,939,871         3,969,588
Less valuation reserve on domestic deferred
    tax assets..........................................     6,253,761         3,837,507
                                                           -----------        ----------
Net deferred tax assets.................................     1,686,110           132,081
                                                           -----------        ----------
Net deferred tax liabilities............................   $ 9,659,832        $       --
                                                           ===========        ==========

     The basis difference from the acquisition of Electrotech arises from the purchase price allocation to certain assets with no corresponding change in the tax basis of such assets. At the acquisition date the Company recorded a deferred tax liability of $10,828,000 for this basis difference, of which approximately $1,136,000 was reflected as a portion of the deferred tax benefit recorded in the statement of operations for the year ended December 31, 1996.

     At December 31, 1996, the Company had research and development credit carryforwards of approximately $977,000 and $486,000 for federal and state tax purposes, respectively, that expire at various dates through 2011. At December 31, 1996 the Company also had net operating loss carryforwards for federal and state income tax purposes of approximately $6,109,000 and $3,203,000, respectively, which expire at various dates through 2011. The Company's utilization of its net operating loss and credit carryforwards depends upon future income and is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


8.   COMMITMENTS AND CONTINGENCIES

  LEASES:

     The Company leases certain equipment under capital leases. The Company also leases its offices, manufacturing facilities and certain equipment under noncancelable operating lease agreements. Certain leases are subject to escalation clauses based on applicable inflation indexes.

     Cost of equipment under capital leases included in property and equipment at December 31, 1996 and 1995 was $3,135,000 and $2,832,531, and accumulated amortization was $948,688 and $946,298, respectively. Amortization expense under these leases is included in depreciation expense.

     Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1996:

                                                   CAPITAL      OPERATING
                                                   LEASES        LEASES
                                                 -----------   ------------
              1997.............................   $  948,686    $1,988,338
              1998.............................      603,456     1,687,414
              1999.............................      133,875     1,227,910
              2000.............................           --     1,142,170
              2001.............................           --     1,142,170
                                                  ----------    ----------
                                                   1,686,017    $7,188,002
                                                                ==========
Less amounts representing imputed interest.....      170,318
                                                  ----------
Present value of net minimum lease payments,
  including classified as current..............   $1,515,699
                                                  ==========

     Rental expense for operating leases was $689,228, $338,834 and $288,524 for the year ended December 31, 1996 and 1995 and the ten months ended December 31, 1994, respectively.

     CONTINGENCIES:

The Company is opposing an issued German patent held by a competitor which relates to a process similar to the Company's Forcefill product. The Company's management and its advisors believe this patent is too broadly worded and as presently worded there is some possibility that an infringement by the Company might be alleged. The Company can not predict the outcome of this matter and there can be no assurance as to the possible effects of this matter on the financial statements of the Company.

9.   PREFERRED STOCK AND WARRANTS

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

     In November 1991 and July 1992, the Company issued warrants to purchase an aggregate of 21,940 shares of Common Stock (the 1992 Common Stock Warrants) at an exercise price of $3.90 per share exercisable at any time through the date which is five years following the closing of an initial public offering of the Company's Common Stock. In September 1995, the warrants were exercised and the

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


Company issued 17,470 shares of Common Stock, and the remaining warrants were canceled in consideration of the exercise. In connection with the Company's guaranty for its eligible inventory line of credit in June 1994, the Company issued warrants to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $1.05 per share exercisable at any time through June 5, 2000 (the 1994 Common Stock Warrants). In August 1995, the warrants were exercised and the Company issued 47,083 shares of Common Stock, and the remaining warrants were canceled in consideration of the exercise. In connection with the issuance of the Series D Preferred Stock in November 1993, the Company issued warrants to purchase an aggregate of 80,000 shares of Common Stock at an exercise price of $4.50 per share exercisable at any time through December 31, 1998 (the 1993 Warrants). The fair market value of these warrants was deemed to be immaterial on the date of issuance.

     In connection with the formation of the Limited Partnership discussed in
Note 6, the Limited Partners received warrants (the CVD Warrants) to purchase an aggregate of 277,662 shares of the Company's Common Stock at a purchase price of $12.75 per share. The CVD Warrants become exercisable for a one-year period following exercise of the option to purchase all of the Limited Partners' interest in the Partnership (the Option), but only if the Option is actually exercised by the Company. No value has been assigned to the CVD Warrants because they only become exercisable upon the exercise by the Company of the Option. Upon the exercise of the Option, the CVD Warrants would be valued and recorded as part of the purchase price of the technology.

     On the date of execution of the Note Purchase Agreement discussed in Note 5, each investor received a warrant (the Note Purchase Agreement Warrants) to acquire up to 49,020 shares of Common Stock with an exercise price of $12.75. Each such warrant became exercisable with respect to 50% of such shares on the commitment by such investors to provide financing to the Company under the Note Purchase Agreement. Any advances made under the Note Purchase Agreement will trigger the exercisability of the remaining shares covered by such warrants. At December 31, 1996, warrants with respect to an aggregate of 122,550 shares of Common Stock at an exercise price of $12.75 were exercisable by such investors. All such warrants expire on December 16, 2001. The Company has not assigned any value to the 50% of the Warrants that are currently exercisable, as such amounts are not significant to the financial statements.

     At December 31, 1996, the following warrants were outstanding:


                             Number of         Shares
     Warrant                   Shares       Exercisable    Exercise Price      Expiration Date
--------------------         ----------     -----------    --------------      ---------------
1993 Common Warrants              80,000       80,000       $ 4.50             December 31, 1998
CVD Warrants                     277,662           --       $12.75             One year from date
                                                                               they become exercisable
Note Purchase Agreement -
Warrants                         245,100      122,550       $12.75             October 7, 2001

10. STOCK OPTIONS

     In October 1996, the Company changed its "Non-Qualified" Employee Option Plan to an Incentive Stock Option Plan (the Option Plan) on a go forward basis. The Option Plan provides options to purchase up to 2,400,000 shares, at December 31, 1996, of the Company's Common Stock for officers, directors, and key employees, at an exercise price equal to the fair market value on the date of grant as determined by the Board of Directors. The shares issued under the Option Plan shall become vested over periods up to five

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


years and have a maximum term of ten years. A summary of the changes in the status of options is as follows:

                                                                            WEIGHTED
                                         SHARES         PRICE RANGE       AVERAGE PRICE
                                      OUTSTANDING        PER SHARE          PER SHARE
                                      -----------     --------------      ---------------
Outstanding at February 28, 1994...       302,366    $1.05   -   $ 1.05       $ 1.05
  Granted..........................       128,834     1.05   -     1.05         1.05
  Canceled.........................       (37,800)    1.05   -     1.05         1.05
  Exercised........................       (14,600)    1.05   -     1.05         1.05
                                          -------    -----       ------       ------
Outstanding at December 31, 1994...       378,800     1.05   -     1.05         1.05
  Granted..........................       392,807     1.65   -    13.63         6.45
  Canceled.........................       (60,868)    1.05   -     8.00         1.24
  Exercised........................       (48,460)    1.05   -     1.05         1.05
                                          -------    -----       ------       ------
Outstanding at December 31, 1995...       662,279     1.05   -    13.63         4.23
  Granted..........................       416,336     8.88   -    14.75        12.14
  Canceled.........................       (79,149)    1.05   -    14.75         5.66
  Exercised........................       (45,567)    1.05   -     6.30         2.81
                                          -------    -----       ------       ------
Outstanding at December 31, 1996...       953,899    $1.05   -   $14.75       $ 7.63
                                          =======    =====       ======       ======

     At December 31, 1996, 1995 and 1994, 369,896, 95,518, and 83,213 shares were exercisable at weighted-average prices of $5.95, $1.20 and $1.05, respectively.

     Option shares available for grant at December 31, 1996 were 1,329,375. Of the shares available for grant, approximately 932,100 option shares have been set aside to be granted to certain employees of Electrotech.

Fair Value Disclosure

     Statement of Financial Accounting Standards No. 123, Accounting for Awards of Stock-Based Compensation to Employees (SFAS No. 123) requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

     The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: Risk-free interest rates of 5.9% and 6.1%; a zero dividend yield in both years; volatility factors of the expected market price of the Company's Common Stock of 65.7% and 65.7%; and an expected life of the options of 5.5 years and 5.5 years. These assumptions resulted in weighted-average fair values of $7.62 and $4.04 per share for stock options granted in 1996 and 1995, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                                                 Years ended December 31
                                                    1996           1995
               Pro forma net loss..............  $(95,157,298)   $(43,461)

               Pro forma primary earnings
               per share.......................  $     (10.10)   $  (0.01)

Information regarding stock options outstanding as of December 31, 1996 is as follows:

                                     Options Outstanding                         Options Exercisable
                        ---------------------------------------------------    ------------------------------
                                                               Weighted
                                          Weighted             Average                           Weighted
                                          Average             Remaining                          Average
Price Range             Shares         Exercise Price      Contractual Life    Shares         Exercise Price
-----------             ------         ---------------     ----------------    ------         ---------------
Under $5.00             254,237           $ 1.14                6.98           136,628           $ 1.08
$5.00 to $10.00         415,768           $ 7.23                8.63           158,204           $ 6.35
Over $10.00             283,894           $14.01                9.55            75,064           $13.97

11.  EMPLOYEE BENEFIT PLANS

     United States 401(k)

     In November 1993, the Company established a 401(k) plan (the Plan) covering substantially all of its employees. The Plan allows eligible employees to contribute up to 15% of their compensation. Company contributions are voluntary and at the discretion of the Board of Directors. There were no contributions made by the Company for the years ended December 31, 1996 and 1995, and the ten month period ended December 31, 1994.

     United Kingdom Pension Plan

     Electrotech operates a pension plan known as "The Electrotech Retirements Benefits Scheme", (the Plan), which undertakes to provide retirement benefits to participating employees based upon their final pensionable salary. The assets of the Plan are administered by the Trustees and are separate from those of the Company.

     Employer contributions are made at rates recommended by a qualified actuary following his triennial valuation of the fund. Contributions made during the six week period from November 15, 1996 to December 31, 1996 amounted to $41,000.

     The assumptions which have the most significant effect on the results of the valuation are those relating to the rate of return on investments and the rates of increase in salaries and pensions It has been assumed that the investment return is 2% higher per annum than future salary and pension.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


     The group also makes contributions to a Group Personal Pension plan for employees who are not members of the final salary plan. Total contributions to the group plan and personal pension plan in the six week period from November 15, 1996 to December 31, 1996 amounted to $99,000.

     The following table sets forth the plan and funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1996.

          Actuarial present value of benefit obligations:
           Accumulated benefit obligations (including
            vested benefits of $7,881,200)...................    $  7,881,200
                                                                 ============

          Projected benefit obligation for service
           rendered to date..................................    $(10,042,500)
          Fair value of plan assets (consisting of
           various cash funds)...............................       5,629,100
                                                                 ------------
          Projected benefit obligation in excess of
           plan assets.......................................      (4,413,400)
          Unrecognized net loss..............................         653,400
                                                                 ------------
          Net pension liability recognized in the
           consolidated balance sheet........................    $ (3,760,000)
                                                                 ============

     The unfunded project benefit obligation at the acquisition date was approximately $3,742,000 and was recorded as the net pension liability at that date.

     Vested benefits are calculated by reference to that portion of the accumulated benefit obligation which is not contingent upon an employee remaining in the service of the employer. The discount rate and pensions inflation used in determining the actuarial present value of the projected benefit obligation were 7.25% and 6.25%, respectively, at December 31, 1996. The expected long-term rate of return on plan assets were 9% at December 31, 1996.

The components of net pension expense for the year ended December 31, 1996 are as follows:

Service cost...................................        $ 34,700
Interest cost on projected benefit obligation..          87,400
Return on plan assets..........................         (62,800)
Net amortization or deferral...................              --
                                                       --------
Net periodic pension cost......................        $ 59,300
                                                       ========

12.  SUBSEQUENT EVENT


     The Company has recently determined that certain characteristics of the CVD technology of Electrotech known as "Flowfill" are superior to the high density plasma CVD processes being pursued by the Limited Partnership pursuant to the R&D Agreement (the R&D Agreement) entered into as of March 29, 1996 between the Limited Partnership and the Company (under which the Company performs all research and development work for the Limited Partnership). The Company has, accordingly, decided to discontinue further research and development work under the R&D Agreement and instead focus its consolidated efforts, on its own behalf and not on behalf of the Limited Partnership, upon the Flowfill CVD technology used in the Electrotech equipment. The Company has communicated this decision to the limited partners of the Limited Partnership, and one of the limited partners has communicated to the Company that the

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

discontinuation of the project is inconsistent with the R&D Agreement and representations made by the Company in connection therewith and that, accordingly, a settlement of any and all claims that the limited partners of the Limited Partnership may have in connection with such discontinuation is appropriate. The Company is presently preparing to formulate an offer to be made to the limited partners of the Limited Partnership to terminate the R&D Agreement and all related agreements, and obtain a release from the limited partners of the Limited Partnership of all rights and claims in connection with the Limited Partnership, the R&D Agreement and the ancillary agreements entered into by the various parties in connection therewith. The amount of the possible offer or range of the offer can not be reasonably estimated at this time; however, it could be material to the future operating results of the Company.

                         REPORT OF INDEPENDENT AUDITORS

To the directors of Electrotech Equipments Limited and Electrotech Limited

     We have audited the accompanying consolidated balance sheets of Eletrotech Equipments Limited and Electrotech Limited as of June 30, 1996 and 1995 and the related profit and loss accounts and statements of cash flows for each of the three years ended June 30, 1996. These combined financial statements are the responsibility of the companies' directors. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Eletrotech Equipments Limited and Electrotech Limited as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with accounting principles generally accepted in the United Kingdom which differ in certain respects from those followed in the United States (see Note 29 of the notes to the combined Financial Statement).

Ernst & Young
Chartered Accountants
Registered Auditor
Cardiff, Wales

August 28, 1996

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                       COMBINED PROFIT AND LOSS ACCOUNTS

                                                              YEAR ENDED JUNE 30
                                           -------------------------------------------------------
                                                  1996                1995              1994
                                           ----------------    ----------------   ----------------
                                                        (IN THOUSANDS OF BRITISH POUNDS)

SALES(3)
Continuing operations..................... (Pounds)  49,012    (Pounds)  30,703   (Pounds)  18,402
Discontinued operations...................               --               3,793              5,405
                                           ----------------    ----------------   ----------------
                                                     49,012              34,496             23,807

COST OF SALES.............................           23,406              17,014             11,496
                                           ----------------    ----------------   ----------------

GROSS PROFIT..............................           25,606              17,482             12,311
Research and development costs............            6,674               4,421              3,332
Administrative expenses...................            8,295               8,615              7,161
                                           ----------------    ----------------   ----------------

OPERATING PROFIT(4)
Continuing operations.....................           10,637               4,322              1,798
Discontinued operations...................               --                 124                 20
                                           ----------------    ----------------   ----------------
                                                     10,637               4,446              1,818

PROFIT ON DISPOSAL OF DISCONTINUED
OPERATIONS(5).............................               --               5,040                 --
                                           ----------------    ----------------   ----------------

PROFIT ON ORDINARY ACTIVITIES
BEFORE INTEREST...........................           10,637               9,486              1,818
Interest receivable(8)....................              216                 125                 65
Interest payable(9).......................              825                 563                320
                                           ----------------    ----------------   ----------------

PROFIT ON ORDINARY ACTIVITIES
BEFORE TAXATION...........................           10,028               9,048              1,563
Tax on profit on ordinary activities(10)..            3,721               3,530                574
                                           ----------------    ----------------   ----------------

PROFIT FOR THE FINANCIAL YEAR.............            6,307               5,518                989
Retained profit brought forward...........           18,011              12,412             11,356
Exchange difference on opening balance....              (67)                 30                 16
Amortization of revaluation surplus.......               51                  51                 51
                                           ----------------    ----------------   ----------------

RETAINED PROFIT AT THE END OF THE
FINANCIAL YEAR............................ (Pounds)  24,302    (Pounds)  18,011   (Pounds)  12,412
                                           ================    ================   ================

   A summary of the significant adjustments to profit for the financial year (net income) which would be required if US Generally Accepted Accounting Principles had been applied instead of UK Generally Accepted Accounting Principles is set forth in Note 29 of the Notes to the Combined Financial Statements.

   The Notes to the Combined Financial Statements form part of these Combined Financial Statements.

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

            COMBINED STATEMENTS OF TOTAL RECOGNIZED GAINS AND LOSSES

                                                              YEAR ENDED JUNE 30
                                           -------------------------------------------------------
                                                  1996                1995              1994
                                           ----------------    ----------------   ----------------
                                                        (IN THOUSANDS OF BRITISH POUNDS)
PROFIT FOR THE FINANCIAL YEAR............. (Pounds)  6,307     (Pounds)  5,518    (Pounds)    989
Exchange differences on foreign
 currency translation.....................             (87)                 39                 19
                                           ---------------     ---------------    ---------------
Total recognized gains and losses for
 the year................................. (Pounds)  6,220     (Pounds)  5,557    (Pounds)  1,008
                                           ===============     ===============    ===============

NOTE OF HISTORICAL COST PROFITS
AND LOSSES
Reported profit on ordinary activities
 before taxation.......................... (Pounds) 10,028     (Pounds)  9,048    (Pounds)  1,563
Difference between historical cost
 depreciation charge and the actual
 depreciation charge for the year
 calculated on the revalued
 amount...................................              51                  51                 51
                                           ---------------     ---------------    ---------------
Historical cost profit on ordinary
 activities before taxation............... (Pounds) 10,079    (Pounds)   9,099    (Pounds)  1,614
                                           ---------------     ---------------    ---------------
Historical cost profit for the year....... (Pounds)  6,358    (Pounds)   5,569    (Pounds)  1,040
                                           ===============     ===============    ===============

     The Notes to the Combined Financial Statements form part of these Combined Financial Statements.

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED


                            COMBINED BALANCE SHEETS

                                                      AS OF JUNE 30
                                           ------------------------------------
                                                 1996               1995
                                           ----------------   -----------------
                                              (IN THOUSANDS OF BRITISH POUNDS)
ASSETS
FIXED ASSETS
 Intangible assets(11)...................  (Pounds)      18   (Pounds)      27
 Tangible assets(12).....................            11,496              7,969
                                           ----------------   ----------------
                                                     11,514              7,996
CURRENT ASSETS
 Inventories(13).........................            17,438             12,741
 Accounts receivable(14).................            20,002             16,034
 Cash....................................             2,076              1,568
                                           ----------------   ----------------

                                                     39,516             30,343
                                           ----------------   ----------------

TOTAL ASSETS.............................  (Pounds)  51,030   (Pounds)  38,339
                                           ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Bank loans and overdrafts...............  (Pounds)   8,106   (Pounds)   2,591
 Trade accounts payable..................             4,669              4,078
 Corporate tax...........................             3,353              3,810
 Accruals and deferred income............             1,672              1,196
 Other current liabilities(15)...........             5,294              4,633
                                           ----------------   ----------------

                                                     23,094             16,308
NONCURRENT LIABILITIES
 Long-term borrowings(16)................               400                800
 Corporate tax(16).......................               203                406
 Other noncurrent liabilities(16)........               345                133
                                           ----------------   ----------------

                                                        948              1,339
PROVISION FOR LIABILITIES AND CHARGES
 Deferred taxation(18)...................               367                291
                                           ----------------   ----------------

TOTAL LIABILITIES........................            24,409             17,938
SHAREHOLDERS' EQUITY
 Share capital(19).......................                11                 11
 Revaluation reserve(20).................             2,308              2,379
 Profit and loss account.................            24,302             18,011
                                           ----------------   ----------------

                                                     26,621             20,401
                                           ----------------   ----------------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY.................................   (Pounds)  51,030   (Pounds)  38,339
                                           ================   ================

     A summary of the significant adjustments to shareholder's equity which would be required if US generally accepted accounting principles had been applied instead of UK generally accepted accounting principles is set forth in
Note 29 of the Notes to the Combined Financial Statements.

     The Notes to the Combined Financial Statements form part of these Combined Financial Statements.

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                         COMBINED CASH FLOW STATEMENTS

                                                              YEAR ENDED JUNE 30
                                           --------------------------------------------------------
                                                 1996                1995                1994
                                           ----------------    ----------------    ----------------
                                                       (IN THOUSANDS OF BRITISH POUNDS)
NET CASH INFLOW/(OUTFLOW) FROM
 OPERATING ACTIVITIES(21)...............   (Pounds)   4,918    (Pounds)  (3,336)   (Pounds)  (2,712)
                                           ----------------    ----------------    ----------------

RETURNS ON INVESTMENTS AND
SERVICING OF FINANCE....................
   Interest received....................                216                 125                  65
   Interest paid........................               (825)               (563)               (320)
                                           ----------------    ----------------    ----------------

NET CASH OUTFLOW FROM RETURNS ON
 INVESTMENTS AND SERVICING OF FINANCE...               (609)               (438)               (255)

TAXATION
   UK corporate tax paid/(recovered)....             (3,866)                244                  (6)
   Overseas tax paid....................               (439)                (74)               (277)
                                           ----------------    ----------------    ----------------

TAX (PAID)/RECOVERED....................             (4,305)                170                (283)
                                           ----------------    ----------------    ----------------

INVESTING ACTIVITIES
   Payments to acquire tangible fixed
    assets..............................             (4,849)             (2,532)               (771)
   Receipts from sale of subsidiary
    company(22).........................                 --               6,631                  --
   Receipts from sale of tangible fixed
    assets..............................                 26                  33                  26
                                           ----------------    ----------------    ----------------

NET CASH (OUTFLOW)/INFLOW FROM
 INVESTING ACTIVITIES...................             (4,823)              4,132                (745)
                                           ----------------    ----------------    ----------------

NET CASH (OUTFLOW)/INFLOW BEFORE
FINANCING...............................             (4,819)                528              (3,995)
                                           ----------------    ----------------    ----------------

FINANCING
   Medium-term bank loan repayments(25).               (400)               (400)               (400)
   Increase in other noncurrent
    liabilities.........................                212                  --                  --
                                           ----------------    ----------------    ----------------

NET CASH OUTFLOW FROM FINANCING.........               (188)               (400)               (400)
                                           ----------------    ----------------    ----------------

(DECREASE)/INCREASE IN CASH AND CASH
 EQUIVALENTS(23)........................   (Pounds)  (5,007)   (Pounds)     128    (Pounds)  (4,395)
                                           ================    ================    ================

     A summary of the cash flow statement under US generally accepted accounting principles is set forth in Note 29 of the Notes to the Combined Financial Statements.

     The Notes to the Combined Financial Statements form part of these Combined Financial Statements.

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                    NOTES TO COMBINED FINANCIAL STATEMENTS


1.  BASIS OF PREPARATION

    The combined financial statements combine the consolidated financial statements of Electrotech Equipments Limited with those of Electrotech Limited, which are not part of a UK group but are subject to common control.

    During the year ended June 30, 1995 the investment in Surface Technology Systems Limited was sold. The combined financial statements include the unaudited results of this discontinued operation up to the date of sale.

    The combined financial statements have been prepared in accordance with applicable accounting standards in the United Kingdom. The principal accounting policies adopted in the preparation of the combined financial statements are set out below and have been consistently applied. The combined financial statements have been prepared under the historical cost convention, modified to include the revaluation of freehold buildings.

2.  ACCOUNTING POLICIES

    Depreciation

    Depreciation has been calculated to write off the cost of tangible fixed assets over their expected useful lives using the following rates:

      a)  Intangible assets
          Licenses                                   10.0% of original cost

      b)  Tangible assets
          Freehold land and buildings                2.0% of cost or valuation
          Plant and machinery                        20.0% of net book value
          Training and demonstration machines        20.0% of cost
          Fixtures and fittings                      12.5% of net book value
          Office equipment                           20.0% of net book value
          Motor vehicles                             25.0% of net book value
          Portable buildings                         20.0% of net book value

    Leasehold additions and improvements are depreciated over the remaining life of the lease.

    Inventories

    Inventories have been valued at the lower of cost and net realizable value. The cost of finished goods includes a relevant proportion of production overheads.

    Deferred taxation

    Deferred taxation is provided on the liability method to take account of timing differences between the treatment of certain items for accounts purposes and their treatment for tax purposes. Tax deferred or accelerated is accounted for in respect of all material timing differences to the extent that it is considered that a net liability may crystallize.

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996

2.  ACCOUNTING POLICIES (CONTINUED)

    Development expenditure

    Expenditure on research and development is written off against profits in the year in which it is incurred.

    Foreign exchange

    The profit and loss accounts and balance sheets of the overseas subsidiaries have been translated into sterling at the average rates of exchange for the year and the rates of exchange ruling at the balance sheet date respectively. Exchange differences arising between the translation into sterling of the net assets of these subsidiaries at rates ruling at the beginning and end of the year are dealt with through retained earnings and reserves.

    Leasing

    Tangible fixed assets acquired under finance leases or hire purchase contracts are capitalized and depreciated in the same manner as other tangible assets. The related obligations, net of future finance charges, are included in creditors.

    Rentals payable under operating leases are charged to the profit and loss account on a straight line basis over the period of the lease.

    Government grants

    Government grants are credited to the profit and loss account by installments over the expected useful economic lives of the assets to which they relate.

    Pension costs

    Electrotech Equipments Limited, Electrotech Limited and their subsidiary companies operate a pension scheme known as "The Electrotech Retirement
Benefits Scheme" which undertakes to provide retirement benefits to participating employees based upon their final pensionable salary. The assets of the scheme are administered by the Trustees and are separate from those of Electrotech Equipments Limited, Electrotech Limited and their subsidiaries.

    Employer contributions to the scheme are made in accordance with the recommendations of an independent qualified actuary based upon his triennial valuations of scheme assets and calculations of funding requirements to meet future benefits. These contributions are charged to profit and loss account when incurred.

3.  SALES

    Sales represent the value, excluding UK value added tax, of goods and services supplied to customers during the year.

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996


4.  OPERATING PROFIT

    Operating profit is stated after charging:

                                                           YEAR ENDED JUNE 30,
                                           ----------------------------------------------------
                                                1996               1995              1994
                                           ---------------   ----------------   ---------------
                                                     (IN THOUSANDS OF BRITISH POUNDS)
Auditor's remuneration..................   (Pounds)     88   (Pounds)     102   (Pounds)     98
Depreciation of owned assets............             1,280                810               597
Hire of assets--operating leases........               490                543               542
Loss on disposal of tangible fixed
 assets.................................                44                 --                 4
Net loss on currency translation........                --                 73                --

And after crediting:

Net gain on currency translation........               604                 --                29
Profit on disposal of tangible fixed
 assets.................................                20                 12                15
Rental income...........................                46                 93               109

5.  PROFIT ON DISPOSAL OF DISCONTINUED OPERATIONS

    The profit on disposal of discontinued operations is the net profit before taxation on the sale of a subsidiary, Surface Technology Systems Limited, during March 1995.

6.  DIRECTORS' REMUNERATION

                                                           YEAR ENDED JUNE 30,
                                           ----------------------------------------------------
                                                1996               1995              1994
                                           ---------------   ----------------   ---------------
                                                     (IN THOUSANDS OF BRITISH POUNDS)
Directors' emoluments....................  (Pounds)    264   (Pounds)     369   (Pounds)    200
Directors' pension contributions.........                8                 33                26
                                           ---------------   ----------------   ---------------

Total directors' remuneration............              272                402               226
                                           ===============   ================   ===============

The remuneration of the Chairman
 and highest paid director was:

  Electrotech Equipments Limited.........              176                270               134
  Electrotech Limited....................               --                 --                --
                                           ===============   ================   ===============

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996


6.  DIRECTORS' REMUNERATION (CONTINUED)

    The remuneration of the directors, including the above, fell within the following ranges:

                                                           YEAR ENDED JUNE 30,
                                           ----------------------------------------------------
                                                1996               1995              1994
                                           ---------------   ----------------   ---------------
                                                     (IN THOUSANDS OF BRITISH POUNDS)
Nil-5,000................................                2                  1                 2
10,001-15,000............................               --                  1                --
65,001-70,000............................               --                 --                 1
70,001-75,000............................               --                  1                --
85,001-90,000............................                1                 --                --
130,001-135,000..........................               --                 --                 1
175,001-180,000..........................                1                 --                --
265,001-270,000..........................               --                  1                --

7.  STAFF COSTS

    The average number of persons employed during the year was as follows:

                                                           YEAR ENDED JUNE 30,
                                           ----------------------------------------------------
                                                1996               1995              1994
                                           ---------------   ----------------   ---------------
                                                 NO.                 NO.              NO.
                                           ---------------   ----------------   ---------------
Management and administration............              102                102                86
Production...............................              432                337               275
Sales and marketing......................               24                 30                28
                                           ---------------   ----------------   ---------------

                                                       558                469               389
                                           ===============   ================   ===============

    The aggregate payroll costs of these persons were as follows:

                                                           YEAR ENDED JUNE 30,
                                           ----------------------------------------------------
                                                1996               1995              1994
                                           ---------------   ----------------   ---------------
                                                     (IN THOUSANDS OF BRITISH POUNDS)
Wages and salaries.......................  (Pounds) 11,775   (Pounds)  10,263   (Pounds)  7,729
Social security costs....................              902                758               571
Pension costs............................              298                242               124
                                           ---------------   ----------------   ---------------

                                           (Pounds) 12,975   (Pounds)  11,263   (Pounds)  8,424
                                           ===============   ================   ===============

8.  INTEREST RECEIVABLE AND SIMILAR INCOME

                                                           YEAR ENDED JUNE 30,
                                           ----------------------------------------------------
                                                1996               1995              1994
                                           ---------------   ----------------   ---------------
                                                     (IN THOUSANDS OF BRITISH POUNDS)
Bank interest............................  (Pounds)    216   (Pounds)     125   (Pounds)     65
                                           ---------------   ----------------   ---------------

                                           (Pounds)    216   (Pounds)     125   (Pounds)     65
                                           ===============   ================   ===============

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996


9.  INTEREST PAYABLE AND SIMILAR CHARGES

                                                           YEAR ENDED JUNE 30,
                                           ----------------------------------------------------
                                                1996               1995              1994
                                           ---------------   ----------------   ---------------
                                                     (IN THOUSANDS OF BRITISH POUNDS)
Bank interest............................  (Pounds)    739   (Pounds)     402   (Pounds)    101
Overseas tax interest....................               22                 --                18
Interest on amounts payable within
 five years..............................               64                161               201
                                           ---------------   ----------------   ---------------

                                           (Pounds)    825   (Pounds)     563   (Pounds)    320
                                           ===============   ================   ===============

10.  TAX ON PROFIT ON ORDINARY ACTIVITIES

     The taxation charge is made up as follows:

                                                           YEAR ENDED JUNE 30,
                                           ----------------------------------------------------
                                                1996               1995              1994
                                           ---------------   ----------------   ---------------
                                                     (IN THOUSANDS OF BRITISH POUNDS)
UK corporate tax charge at 33%...........  (Pounds)  2,467   (Pounds)   1,097   (Pounds)    348
UK corporate tax on profit on disposal of
 discontinued operation..................               --              1,964                --
Overseas tax.............................            1,178                389                74
Deferred tax.............................               76                 80               152
                                           ---------------   ----------------   ---------------

                                           (Pounds)  3,721   (Pounds)   3,530   (Pounds)    574
                                           ===============   ================   ===============

11.  INTANGIBLE ASSETS

                                                           YEAR ENDED JUNE 30,
                                           ----------------------------------------------------
                                                1996               1995              1994
                                           ---------------   ----------------   ---------------
                                                     (IN THOUSANDS OF BRITISH POUNDS)
License transferred from associated
 company:
Cost as at July 1 and June 30............  (Pounds)     90   (Pounds)      90   (Pounds)     90
                                           ---------------   ----------------   ---------------
Accumulated depreciation as at
 July 1..................................               63                 54                45
Provided in year.........................                9                  9                 9
                                           ---------------   ----------------   ---------------
Accumulated depreciation as at
 June 30.................................               72                 63                54
                                           ---------------   ----------------   ---------------
Net book value at June 30, 1996,
 1995 and 1994...........................  (Pounds)     18   (Pounds)      27   (Pounds)     36
                                           ===============   ================   ===============

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                              AS OF JUNE 30, 1996

12.  TANGIBLE FIXED ASSETS

                                                                PLANT,
                                                               MACHINERY          FIXTURES,
                              FREEHOLD        LEASEHOLD           AND             EQUIPMENT &
                              LAND AND         LAND AND          MOTOR                &
                             BUILDINGS        BUILDINGS        VEHICLES            FITTINGS            TOTAL
                          --------------    --------------   --------------    --------------   ---------------
                                                    (IN THOUSANDS OF BRITISH POUNDS)
COST
At July 1, 1993........   (Pounds) 4,522    (Pounds)    34   (Pounds) 5,175    (Pounds) 3,142   (Pounds) 12,873
Additions..............               --                --              298               476               774
Disposals..............               --                --               (5)             (116)             (121)
Exchange differences...               (2)               --               (2)                1                (3)
                          --------------    --------------   --------------    --------------   ---------------
At June 30, 1994.......            4,520                34            5,466             3,503            13,523
                          --------------    --------------   --------------    --------------   ---------------

DEPRECIATION
At July 1, 1993........              427                12            3,815             2,374             6,628
Charge for the year....              106                 2              320               163               591
Disposals..............               (1)               --               (5)              (94)             (100)
Exchange differences...               --                --               (1)                1                --

                          --------------    --------------   --------------    --------------   ---------------
At June 30, 1994.......              532                14            4,129             2,444             7,119

                          --------------    --------------   --------------    --------------   ---------------
NET BOOK VALUE
 AT JUNE 30, 1994......   (Pounds) 3,988    (Pounds)    20   (Pounds) 1,337    (Pounds) 1,059   (Pounds)  6,404
                          ==============    ==============   ==============    ==============   ===============

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                              AS OF JUNE 30, 1996

12.  TANGIBLE FIXED ASSETS--(CONTINUED)

                                                                PLANT,
                                                               MACHINERY          FIXTURES,
                              FREEHOLD        LEASEHOLD           AND             EQUIPMENT &
                              LAND AND         LAND AND          MOTOR                &
                             BUILDINGS        BUILDINGS        VEHICLES            FITTINGS            TOTAL
                          --------------    --------------   --------------    --------------   ---------------
                                                    (IN THOUSANDS OF BRITISH POUNDS)
COST
At July 1, 1994........   (Pounds) 4,520    (Pounds)    34   (Pounds) 5,466    (Pounds) 3,503   (Pounds) 13,523
Additions..............               --               139            2,006               398             2,543
Disposals..............               --                --             (460)             (415)             (875)
Exchange differences...              (14)               --               (2)               18                 2
                          --------------    --------------   --------------    --------------   ---------------
At June 30, 1995.......            4,506               173            7,010             3,504            15,193
                          --------------    --------------   --------------    --------------   ---------------
DEPRECIATION
At July 1, 1994........              532                14            4,129             2,444             7,119
Charge for the year....              102                 2              489               217               810
Disposals..............               --                --             (430)             (273)             (703)
Exchange differences...               (4)               --               (3)                5                (2)
                          --------------    --------------   --------------    --------------   ---------------
At June 30, 1995.......              630                16            4,185             2,393             7,224
                          --------------    --------------   --------------    --------------   ---------------
NET BOOK VALUE
AT JUNE 30, 1995.......   (Pounds) 3,876    (Pounds)   157   (Pounds) 2,825    (Pounds) 1,111   (Pounds)  7,969
                          ==============    ==============   ==============    ==============   ===============

COST
At July 1, 1995........   (Pounds) 4,506    (Pounds)   173   (Pounds) 7,010    (Pounds) 3,504   (Pounds) 15,193
Additions..............            2,534                --            1,763               552             4,849
Disposals..............             (107)               --              (15)             (109)             (231)
Exchange differences...               (3)               --               (4)               (5)              (12)
                          --------------    --------------   --------------    --------------   ---------------
At June 30, 1996.......            6,930               173            8,754             3,942            19,799
                          --------------    --------------   --------------    --------------   ---------------
DEPRECIATION
At July 1, 1995........              630                16            4,185             2,393             7,224
Charge for the year....               96                54              862               259             1,271
Disposals..............              (66)               --               (6)             (109)             (181)
Exchange differences...               (2)               --               (4)               (5)              (11)
                          --------------    --------------   --------------    --------------   ---------------
At June 30, 1996.......              658                70            5,037             2,538             8,303
                          --------------    --------------   --------------    --------------   ---------------
NET BOOK VALUE
AT JUNE 30, 1996.......   (Pounds) 6,272    (Pounds)   103   (Pounds) 3,717    (Pounds) 1,404   (Pounds) 11,496
                          ==============    ==============   ==============    ==============   ===============

     The net book value of the freehold land and buildings on the historical cost basis as at June 30, 1996 was (Pounds)3,970,000 (1995: (Pounds)1,543,000).
Included in the total net book value of tangible fixed assets at June 30, 1996 was (Pounds)688,000 (1995: (Pounds)372,000) in respect of assets held under hire purchase agreements.

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996

13.  INVENTORIES

                                                      AS OF JUNE 30
                                           -----------------------------------
                                                 1996               1995
                                           ----------------   ----------------
                                            (IN THOUSANDS OF BRITISH POUNDS)
Raw materials and parts.................   (Pounds)  10,627   (Pounds)   6,077
Work in progress........................              5,552              5,377
Finished goods..........................              1,259              1,287
                                           ----------------   ----------------
                                           (Pounds)  17,438   (Pounds)  12,741
                                           ================   ================

     The difference between the purchase price or production cost of inventories and their replacement price is not material.

14.   ACCOUNTS RECEIVABLE

                                                      AS OF JUNE 30
                                           -----------------------------------
                                                 1996               1995
                                           ----------------   ----------------
                                            (IN THOUSANDS OF BRITISH POUNDS)
Trade debtors...........................   (Pounds)  17,406   (Pounds)  13,416
Other debtors...........................              1,492              2,172
Prepayments and accrued income..........              1,024                328
Amounts owed by companies under common
 control................................                 80                118
                                           ----------------   ----------------
                                           (Pounds)  20,002   (Pounds)  16,034
                                           ================   ================

15.   OTHER CURRENT LIABILITIES

                                                      AS OF JUNE 30
                                           -----------------------------------
                                                 1996               1995
                                           ----------------   ----------------
                                            (IN THOUSANDS OF BRITISH POUNDS)
Obligations under hire purchase
 contracts(see note 17).................   (Pounds)     242   (Pounds)     180
Warranty provisions.....................              1,107                702
Payments received on account............              2,779              1,886
Other creditors.........................                 46                 36
Other tax and social security...........                640              1,324
Amount owed to companies under common
 control................................                 80                105
Current installment due on medium-term
 loan...................................                400                400
                                           ----------------   ----------------
                                           (Pounds)   5,294   (Pounds)   4,633
                                           ================   ================

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996


16.   NONCURRENT LIABILITIES

                                                      AS OF JUNE 30
                                           -----------------------------------
                                                 1996               1995
                                           ----------------   ----------------
                                            (IN THOUSANDS OF BRITISH POUNDS)
US mortgage loan........................   (Pounds)      38   (Pounds)      37
Hire purchase installments due within
 five years.............................                287                 66
Long term element of DTI grant
 receivable.............................                 20                 30
                                           ----------------   ----------------
                                                        345                133

UK medium-term bank loan................                400                800
UK corporation tax......................                203                406
                                           ----------------   ----------------
                                           (Pounds)     948   (Pounds)   1,339
                                           ================   ================

     The UK bank loan is for a period of five years from May 20, 1993 and is repayable by equal semi-annual installments of (Pounds)200,000 from that date. The loan carries a fixed interest rate of 10.0025% per annum and is secured by a debenture over the assets of Electrotech Equipments Limited, Electrotech Limited and their subsidiaries.

     The mortgage loan in the United States is to be repaid in installments ending in 1998. Interest on the loan is charged at 9.75% per annum.

17.   OBLIGATIONS UNDER HIRE PURCHASE CONTRACTS

     The maturity of these amounts is as follows:

                                                      AS OF JUNE 30
                                           -----------------------------------
                                                 1996               1995
                                           ----------------   ----------------
                                            (IN THOUSANDS OF BRITISH POUNDS)
Amounts payable:
  Within one year......................    (Pounds)     244   (Pounds)     195
  In two to five years.................                 287                 71
                                           ----------------   ----------------
                                                        531                266

Less: finance charges allocated to
  future periods.......................                   2                 20
                                           ----------------   ----------------
                                           (Pounds)     529   (Pounds)     246
                                           ================   ================

  Obligations under hire purchase contracts are analyzed as follows:

                                                      AS OF JUNE 30
                                           -----------------------------------
                                                 1996               1995
                                           ----------------   ----------------
                                            (IN THOUSANDS OF BRITISH POUNDS)

Current obligations.....................   (Pounds)     242   (Pounds)     180
Noncurrent obligations..................                287                 66
                                           ----------------   ----------------
                                           (Pounds)     529   (Pounds)     246
                                           ================   ================

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996


18.   DEFERRED TAXATION

                                                                AS OF JUNE 30
                                           ------------------------------------------------------
                                                 1996               1995               1994
                                           ----------------   ----------------   ----------------
                                                      (IN THOUSANDS OF BRITISH POUNDS)
At July 1...............................   (Pounds)     291   (Pounds)     211   (Pounds)      59
Charge for the year.....................                 76                 80                152
                                           ----------------   ----------------   ----------------
At June 30..............................   (Pounds)     367   (Pounds)     291   (Pounds)     211
                                           ================   ================   ================

     No provision has been made for the potential tax liability that would arise on the disposal of the freehold land and buildings at the revalued amount shown in the balance sheet. The potential tax liability at June 30, 1996 amounts to (Pounds)500,000 (1995: (Pounds)500,000), but no provision for this is required since the directors have no plans to dispose of the property in the foreseeable future and, in the event of a disposal, it is considered that no tax liability would arise after taking account of "rollover" relief.

     In addition, no provision has been made for the potential tax liability that would arise on the disposal of land and buildings on which Scientific Research Allowances have been claimed. The potential liability at June 30, 1996 amounts to (Pounds)246,000 (1995: (Pounds)246,000).

     Deferred taxation provided in the accounts and the amounts not provided are as follows:

                                                        PROVIDED                                 NOT PROVIDED
                                                      AS OF JUNE 30                              AS OF JUNE 30
                                           -----------------------------------          -----------------------------------
                                                 1996               1995                       1996               1995
                                           ----------------   ----------------          ----------------   ----------------
                                                                  (IN THOUSANDS OF BRITISH POUNDS)
Capital allowances in
 advance of depreciation................   (Pounds)     367   (Pounds)     291          (Pounds)      --   (Pounds)      --
Other timing differences................                 --                 --                       246                246
                                           ----------------   ----------------          ----------------   ----------------
                                           (Pounds)     367   (Pounds)     291          (Pounds)     246   (Pounds)     246
                                           ================   ================          ================   ================

19.  SHARE CAPITAL

                                                ELECTROTECH EQUIPMENTS LIMITED                         ELECTROTECH LIMITED
                                   -----------------------------------------------------      -----------------------------------
                                         "A"                    "B"
                                       VOTING               NON-VOTING
                                      ORDINARY               ORDINARY                           ORDINARY
                                      SHARES OF              SHARES OF                          SHARES OF
                                   (Pounds)1 EACH         (Pounds)1 EACH          TOTAL       (Pounds)1 EACH            COMBINED
                                   --------------         --------------         -------      --------------           ----------
                                                                          (IN BRITISH POUNDS)
Authorized at July 1, 1994,
 June 30, 1995 and 1996......                  82                  9,918          10,000                 575               10,575
                                   ==============         ==============         =======      ==============           ==========
Issued and fully paid at
 July 1, 1994, June 30, 1995
 and 1996....................                  82                  9,918          10,000                 575               10,575
                                   ==============         ==============         =======      ==============           ==========

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996


20.  REVALUATION RESERVE

                                                                                   AS OF JUNE 30
                                                        -----------------------------------------------------------------
                                                              1996                     1995                    1994
                                                        ---------------          ---------------          ---------------
                                                                         (IN THOUSANDS OF BRITISH POUNDS)
At July 1.........................................      (Pounds)  2,333          (Pounds)  2,384          (Pounds)  2,435
Less: amortization of revaluation surplus.........                   51                       51                       51
                                                        ---------------          ---------------          ---------------
                                                                  2,282                    2,333                    2,384

Exchange difference arising on consolidation......                   26                       46                       37
                                                        ---------------          ---------------          ---------------

At June 30........................................      (Pounds)  2,308          (Pounds)  2,379          (Pounds)  2,421
                                                        ===============          ===============          ===============

     The revaluation reserve arises on the valuation of freehold properties owned by a subsidiary company as valued by Chestertons on 6 June 1991. The valuation was carried out in accordance with the Statement of Asset Valuation Practice ("SAVP") notes issued by the Royal Institute of Chartered Surveyors and in particular, SAVP note 2:1.

21.   RECONCILIATION OF OPERATING PROFIT TO NET CASH INFLOW/(OUTFLOW)

                                                                                   AS OF JUNE 30
                                                        -----------------------------------------------------------------
                                                              1996                     1995                    1994
                                                        ---------------          ---------------          ---------------
                                                                        (IN THOUSANDS OF BRITISH POUNDS)
Operating profit..................................      (Pounds) 10,637          (Pounds)  4,446          (Pounds)  1,818
Depreciation......................................                1,280                      806                      597
Loss/(Profit) on sale of tangible fixed
 assets...........................................                   25                      (12)                     (11)
Currency exchange differences.....................                  (87)                      37                       21
Increase in inventories...........................               (4,697)                  (2,638)                  (5,387)
Increase in accounts receivable...................               (3,968)                  (8,622)                  (1,967)
Increase in current liabilities...................                1,728                    2,647                    2,217
                                                        ---------------          ---------------         ----------------
Net cash inflow/(outflow) from
 operating activities.............................      (Pounds)  4,918          (Pounds) (3,336)        (Pounds)  (2,712)
                                                        ===============          ===============         ================


22.  SALE OF SUBSIDIARY UNDERTAKING

                                                                                   AS OF JUNE 30
                                                        -----------------------------------------------------------------
                                                              1996                     1995                    1994
                                                        ---------------          ---------------          ---------------
                                                                        (IN THOUSANDS OF BRITISH POUNDS)
Net book value of assets sold.....................      (Pounds)     --          (Pounds)    151          (Pounds)     --
Tangible fixed assets.............................                   --                    1,440
Non-cash equivalent working capital...............                                          (679)                      --
                                                        ---------------          ---------------          ---------------
Cash and cash equivalents.........................                   --                      912                       --

Profit on disposal................................                   --                    5,040                       --
                                                        ---------------          ---------------          ---------------
Cash consideration (net of expenses)..............      (Pounds)     --          (Pounds)  5,952          (Pounds)     --
                                                        ===============          ===============          ===============

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996

22.  SALE OF SUBSIDIARY UNDERTAKING (CONTINUED)

     The net inflow of cash and cash equivalents in respect of the sale of the subsidiary undertaking is as follows:

                                                                                   AS OF JUNE 30
                                                        -----------------------------------------------------------------
                                                              1996                     1995                    1994
                                                        ---------------          ---------------          ---------------
                                                                          (IN THOUSANDS OF BRITISH POUNDS)
Cash consideration (net of expenses)..............      (Pounds)     --          (Pounds)  5,952          (Pounds)     --
Cash balance of subsidiary undertaking............                   --                      679                       --
                                                        ---------------          ---------------          ---------------
                                                        (Pounds)     --          (Pounds)  6,631          (Pounds)     --
                                                        ===============          ===============          ===============

23.   ANALYSIS OF CHANGES IN CASH AND CASH EQUIVALENTS DURING THE YEAR

                                                                                   AS OF JUNE 30
                                                        -----------------------------------------------------------------
                                                              1996                     1995                    1994
                                                        ---------------          ---------------          ---------------
                                                                          (IN THOUSANDS OF BRITISH POUNDS)
Balance at July 1.................................      (Pounds) (1,023)         (Pounds) (1,151)         (Pounds)  3,244
Net cash flow in the year.........................               (5,007)                     128                   (4,395)
                                                        ---------------          ---------------          ---------------
Balance at June 30................................      (Pounds) (6,030)         (Pounds) (1,023)         (Pounds) (1,151)
                                                        ===============          ===============          ===============

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996


24. ANALYSIS OF THE BALANCES OF CASH AND CASH EQUIVALENTS AS SHOWN IN THE BALANCE SHEET

                                                                      AS OF JUNE 30
                                                        ----------------------------------------             CHANGE IN
                                                              1996                     1995                    YEAR
                                                        ---------------          ---------------          ---------------
                                                                          (IN THOUSANDS OF BRITISH POUNDS)
   Cash at bank and in hand...........................  (Pounds)  2,076          (Pounds)  1,568          (Pounds)    508
   Bank overdrafts....................................           (8,106)                  (2,591)                  (5,515)
                                                        ---------------          ---------------          ---------------
                                                        (Pounds) (6,030)         (Pounds) (1,023)         (Pounds) (5,007)
                                                        ===============          ===============          ===============

                                                                      AS OF JUNE 30
                                                        ----------------------------------------             CHANGE IN
                                                              1996                     1995                    YEAR
                                                        ---------------          ---------------          ---------------
                                                                          (IN THOUSANDS OF BRITISH POUNDS)
   Cash at bank and in hand...........................  (Pounds)  1,568          (Pounds)    465          (Pounds)  1,103
   Bank overdrafts....................................           (2,591)                  (1,616)                    (975)
                                                        ---------------          ---------------          ---------------
                                                        (Pounds) (1,023)         (Pounds) (1,151)         (Pounds)    128
                                                        ===============          ===============          ===============

                                                                      AS OF JUNE 30
                                                        ----------------------------------------             CHANGE IN
                                                              1996                     1995                    YEAR
                                                        ---------------          ---------------          ---------------
                                                                          (IN THOUSANDS OF BRITISH POUNDS)
   Cash at bank and in hand...........................  (Pounds)    465          (Pounds)  3,436          (Pounds) (2,971)
   Bank overdrafts....................................           (1,616)                    (192)                  (1,424)
                                                        ---------------          ---------------          ---------------
                                                        (Pounds) (1,151)         (Pounds)  3,244          (Pounds) (4,395)
                                                        ===============          ===============          ===============

25.  ANALYSIS OF CHANGES IN LOAN FINANCING DURING THE YEAR

                                                                                 YEAR ENDED JUNE 30
                                                        -----------------------------------------------------------------
                                                              1996                     1995                    1994
                                                        ---------------          ---------------          ---------------
                                                                          (IN THOUSANDS OF BRITISH POUNDS)
 Total financing at July 1............................  (Pounds)  1,200          (Pounds)  1,600          (Pounds)  2,000
 Loan repayments......................................             (400)                    (400)                    (400)
                                                        ---------------          ---------------          ---------------
 Total financing at June 30...........................  (Pounds)    800          (Pounds)  1,200          (Pounds)  1,600
                                                        ===============          ===============          ===============

26.  PENSIONS

     Electrotech Equipments Limited, Electrotech Limited and their subsidiaries operate a pension scheme known as "The Electrotech Retirements Benefits
Scheme" which undertakes to provide retirement benefits to participating employees based upon their final pensionable salary. The assets of the scheme are administered by the Trustees and are separate from those of the companies.

     Employer contributions to the scheme are made at rates recommended by a qualified actuary following his triennial valuation of the fund. At the date of the latest actuarial valuation, April 6, 1993, the market value of the assets of the scheme was (Pounds)4,562,000 which represented 145% of the benefits that had accrued to members, after allowing for expected future increases in earnings.

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996


26.  PENSIONS (CONTINUED)

    The assumptions which have the most significant effect on the results of the valuation are those relating to the rate of return on investments and the rates of increase in salaries and pensions. It has been assumed that the investment return is 2% higher per annum than future salary and pension increases.

    Employer contributions to the scheme from July 1, 1994 to April 30, 1995 were made at the rate of 6% of pensionable salaries, and from May 1, 1995 at the rate of 8.8% of pensionable salaries.

    The group also makes contributions to a Group Personal Pension plan for employees who are not members of the final salary scheme. Total contributions to the group scheme and personal pension plan in the year ended June 30, 1996 amounted to (Pounds)298,000 (1995: (Pounds)242,000).

27.  LEASING COMMITMENTS

    Electrotech had annual commitments under noncancelable operating leases as detailed below:

                                                                            AS OF JUNE 30
                                ---------------------------------------------------------------------------------------------------
                                             1996                              1995                               1994
                                -------------------------------    ------------------------------   -------------------------------
                                   LAND &                             LAND &                            LAND &
                                  BUILDING            OTHER          BUILDING          OTHER           BUILDING           OTHER
                                -------------     -------------    -------------    -------------   --------------    -------------
                                                                  (IN THOUSANDS OF BRITISH POUNDS)
Leases which expire
In 1 year...................... (Pounds)   42     (Pounds)   57    (Pounds)   --     (Pounds)  40    (Pounds)   --     (Pounds)   8
In 2-5 years...................            35               180               --               88               --               67
In more than five years........           617                --              637               --              167               --
                                -------------     -------------    -------------     ------------    -------------     ------------
Total financing at June 30..... (Pounds)  694     (Pounds)  237    (Pounds)  637     (Pounds) 128    (Pounds)  167     (Pounds)  75
                                =============     =============    =============     ============    =============     ============

28.  RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS' FUNDS

                                                              YEAR ENDED JUNE 30
                                               ---------------------------------------------------------
                                                    1996                  1995                1994
                                               ---------------       ---------------     ---------------
                                                         (IN THOUSANDS OF BRITISH POUNDS)
Profit for the financial year................  (Pounds)  6,307       (Pounds)  5,518     (Pounds)    989
Shareholders' funds at beginning of year.....           20,401                14,844              13,836
Exchange difference on opening balance.......              (87)                   39                  19
                                               ---------------       ---------------     ---------------
Shareholders' funds at end of year...........  (Pounds) 26,621       (Pounds) 20,401     (Pounds) 14,844
                                               ===============       ===============     ===============

29. DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED KINGDOM AND THE UNITED STATES

     The combined financial statements are prepared under accounting principles generally accepted in the United Kingdom ("UK GAAP") which differ in certain respects from United States generally accepted principles ("US GAAP"). Differences estimated to have a significant effect on combined net income and shareholders' equity are set out below.

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996


     Revaluation of Land and Buildings

     Certain land and buildings were revalued in 1991 on the basis of their value to the business and they are included in these combined financial statements at that valuation less subsequent depreciation. Under US GAAP, such revaluations would not be reflected in the financial statements. Land and buildings would be included at historical cost under US GAAP with depreciation computed on such cost.

     Deferred Taxation

     Provision is made for deferred taxation using the liability method on all material timing differences to the extent that it is probable that the liabilities will crystallize in the foreseeable future. Under US GAAP, as set out in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", deferred taxation is generally provided on a full liability basis on all temporary differences.

     Pensions

     Under UK GAAP the cost of providing pensions is accounted for over the working lives of the employees in the scheme. Under US GAAP, FAS 87 requires that a specific actuarial approach is applied for measuring the pension cost, the objective of which is to recognize in each accounting period the cost of providing the pension benefits earned by employees in that period.

     The following is a summary of the effect of the above differences on profit for the financial year (net income) and equity shareholders' funds:

                                                            YEAR ENDED JUNE 30
                                           ---------------------------------------------------
                                                 1996               1995              1994
                                           ---------------    ---------------    -------------
                                                    (IN THOUSANDS OF BRITISH POUNDS)
NET INCOME
Profit for the financial year............. (Pounds)  6,307    (Pounds)  5,518    (Pounds)  989
Adjustments
Depreciation adjustment as a result
 of revaluation...........................              51                 51               51
  Pensions (net of tax effect)............            (189)              (155)             (67)
                                           ---------------    ---------------    -------------
Net income as adjusted to accord with
 US GAAP.................................. (Pounds)  6,169    (Pounds)  5,414    (Pounds)  973
                                           ===============    ===============    =============

             ELECTROTECH EQUIPMENTS LIMITED AND ELECTROTECH LIMITED

                              AS OF JUNE 30, 1996


    Environmental Cleanup


    An environmental survey is in the process of being completed in respect of all currently owned properties and previously and currently leased properties. For US GAAP purposes, an accrual of (Pounds)281,000 has been recorded as an adjustment in shareholders' equity, as reported.

                                                    YEAR ENDED JUNE 30
                                           ------------------------------------
                                                 1996                1995
                                           ----------------    ----------------
                                             (IN THOUSANDS OF BRITISH POUNDS)
     SHAREHOLDERS' EQUITY
     Shareholders' equity as reported..... (Pounds)  26,621    (Pounds)  20,401
     Adjustments
          Revaluation.....................           (2,542)             (2,542)
          Depreciation adjustment as a
           result of revaluation..........              250                 199
          Deferred taxation...............             (246)               (246)
          Pensions (net of tax effect)....           (1,287)             (1,287)
          Environmental reserve...........             (281)               (281)
                                           ----------------    ----------------
     Shareholders' equity as adjusted
      to accord with US GAAP.............. (Pounds)  22,515    (Pounds)  16,244
                                           ================    ================

    Consolidated Cash Flow Statement


    The consolidated statements of cash flows prepared in accordance with UK GAAP present substantially the same information as that required under US GAAP. UK GAAP and US GAAP differ, however, with regard to classification of items within the statements and as regards the definition of cash and cash equivalents.

    Under US GAAP, cash and cash equivalents would not include bank overdrafts and borrowings with initial maturities of less than three months. Under UK GAAP, cash flows are presented separately for operating activities, servicing of finance and returns on investments, taxation, investing activities and financing activities. US GAAP, however, requires only three categories of cash flow activity to be reported: operating, investing and financing. Cash flows from taxation and servicing of finance and returns on investments shown under UK GAAP would be included as operating activities under US GAAP.

    The categories of cash flow activity under US GAAP can be summarized as follows:

                                                              YEAR ENDED JUNE 30
                                           --------------------------------------------------------
                                                 1996                1995                1994
                                           -----------------   ----------------    ----------------
                                                       (IN THOUSANDS OF BRITISH POUNDS)
  Cash inflows/(outflows) from
   operating activities................... (Pounds)       4    (Pounds)  (3,604)   (Pounds)  (3,250)
  Cash (outflows)/inflows on investing
   activities.............................           (4,823)              4,132                (745)
  Cash outflows from financing
   activities.............................             (188)               (400)               (400)
                                           ----------------    ----------------    ----------------
  (Decrease)/increase in cash and cash
   equivalents............................           (5,007)                128              (4,395)
  Cash and cash equivalents at July 1.....           (1,023)             (1,151)              3,244
                                           ----------------    ----------------    ----------------
  Cash and cash equivalents at June 30.... (Pounds)  (6,030)   (Pounds)  (1,023)   (Pounds)  (1,151)
                                           ================    ================    ================

                           TRIKON TECHNOLOGIES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

       YEARS ENDED DECEMBER 31, 1996 AND 1995, AND THE TEN MONTHS ENDED
                               DECEMBER 31, 1994

                                                                  Additions                       Deductions
                                                    --------------------------------------   --------------------
                                                                                                  Amounts
                                   Balance at            Charged to          Charged to          Charged to           Balance at
                                    Beginning             Costs and             Other          Reserve Net of           End of
         Description                of Period             Expenses            Accounts          Reinstatement           Period
-----------------------------   -----------------   --------------------   ---------------    -------------------   ---------------
Year ended December 31, 1996
Reserves and allowances
 deducted from asset
 accounts:
   Allowance for doubtful
    items                            $    --             $3,402,000         $           --       $           --       $3,402,000
                                     -------             ----------         --------------       --------------       ----------
                                     $    --             $3,402,000         $           --       $           --       $3,402,000
                                     =======             ==========         --------------       ==============       ==========
Year ended December 31, 1995
Reserves and allowances
 deducted from asset
 accounts:
   Allowance for doubtful
    items                            $33,522             $  (33,522)        $           --       $           --       $       --
                                     -------             ----------         --------------       --------------       ----------
                                     $33,522             $  (33,522)        $           --       $           --       $       --
                                     =======             ==========         ==============       ==============       ==========
Ten months ended December
 31, 1994
Reserves and allowances
 deducted from asset
 accounts:
   Allowance for doubtful
    items                            $30,000             $    3,522         $           --       $           --       $   33,522
                                     -------             ----------         --------------       --------------       ----------
                                     $30,000             $    3,522         $           --       $           --       $   33,522
                                     =======             ==========         ==============       ==============       ==========

                                 EXHIBIT INDEX
                                 -------------

                                                                                                                   PAGE
NUMBER                              DESCRIPTION                                                                   NUMBER
------    ----------------------------------------------------------------------------------------------------    ------
2.1#      Share Purchase Agreement dated July 17, 1996 (the "Share Purchase Agreement") among the Company,
          Electrotech and the Electrotech Shareholders
2.2#      Amendment No. 1 to Share Purchase Agreement dated as of September 9, 1996
2.3#      Amendment No. 2 to Share Purchase Agreement dated as of October 16, 1996
2.4#      Amendment  No. 3 to Share Purchase Agreement dated as of November 13, 1996
3.1       Seventh Restated Articles of Incorporation of the Company
3.2       Certificate of Ownership of Plasma & Materials Technologies, Inc. amending the Company's
          Seventh Restated Articles of Incorporation to effect the change of its name to "Trikon
          Technologies, Inc."
3.3       Bylaws of the Company, as amended and currently in effect
4.1#      Indenture dated as of October 7, 1996 between the Company and U.S. Trust Company of
          California, N.A.
4.2*      Warrant to Purchase Common Stock issued to St. Paul Fire and Marine Insurance Company on
          November 29, 1993
4.3*      Warrant to Purchase Common Stock issued to Brentwood Associates V, L.P. on November 29, 1993
4.4+++    Form of Common Stock Purchase Warrant, issued to certain of the Limited Partners (as hereinafter defined)
          on March 29, 1996.
4.5       Form of Promissory Note issued to each investor under the Note Purchase Agreement on December
          16, 1996
4.6       Form of Common Stock Purchase Warrant issued to each investor under the Note Purchase
          Agreement on December 16, 1996

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
-----------------------------------
10.1      1991 Stock Option Plan of the Company, as amended to date, including the Company's Share
          Option Scheme for its U.K. employees and the related Share Option and Reimbursement Agreement
          Between the Company, Electrotech and certain of Electrotech's subsidiaries
10.2#     Employment Agreement dated as of November 15, 1996 between the Company and Nigel Wheeler
10.3#     Registration Agreement dated as of November 15, 1996 between the Company and Christopher D.
          Dobson

OTHER MATERIAL CONTRACTS
-----------------------------------
10.4***+  International Technology License and Sales Agreement between the Company and Alcan-Tech Co.,
          Inc. dated November 15, 1991
10.5***+  International Technology License and Sales Agreement between the Company and Anelva
          Corporation, dated February 7, 1992
10.6*+    Technology License and Sales Agreement between the Company and Leybold AG dated December 8,
          1992
10.7***+  Technology License and Sales Agreement between the Company and Watkins-Johnson Company dated
          December 23, 1993
10.8*     Master Lease Agreement between Phoenix Leasing Inc. and the Company, effective December 16,
          1993 and ending December 16, 1997
10.9*     Royalty Agreement dated October 3, 1986 by and between the Company and Messrs. Conn, Campbell and Goebel
10.10*    Assignment of Royalty Rights dated June 8, 1990 executed by Messrs. Conn and Campbell in favor of the Company
10.11*    Agreement entered into the 25th day of June 1986 by and between the Company and
          Leybold-Heraeus GmbH
10.12**+  Distribution Agreement dated July 1, 1995 by and between the Company and Canon Sales


                                                                                                                   PAGE
NUMBER                              DESCRIPTION                                                                   NUMBER
------    ----------------------------------------------------------------------------------------------------    ------
10.13#    Registration Agreement dated as of October 7, 1996 among the Company, Salomon Brothers
          Inc and Unterberg Harris
10.14++   Agreement of Limited Partnership of PMT CVD Partners, L.P. (the "CVD Partnership") dated as of
          March 29, 1996, entered into between CVD, Inc. (the "General Partner") and the limited partners listed therein (the "Limited Partners")
10.15+++  Form of Option Agreement, dated as of March 29, 1996, entered into between the Company and certain of the Limited Partners
10.16+++  Form of Partnership Subscription Agreement, dated as of March 29, 1996, entered into among the
          Partnership, the General Partner and certain of the Limited Partners
10.17+++  Share Subscription and Shareholders Agreement, dated as of March 29, 1996, entered into between the General Partner and the Limited Partners, as the shareholders of the General
          Partner
10.18+++  Research & Development Agreement, dated as of March 29, 1996, entered into between the Company and the CVD Partnership
10.19+++  Technology License Agreement, dated as of March 29, 1996, entered into between the Company and the CVD Partnership
10.20     Credit Agreement dated as of November 15, 1996 between the Company, Electrotech, NationsBank of Texas, N.A. and Lloyds Bank plc
10.21     Note Purchase and Loan Agreement dated as of December 16, 1996 (the "Note Purchase Agreement")
          by and among the Company and the persons listed on Schedule 1 thereto
10.22     Lease dated July 5, 1985 concerning the Company's facilities at Newport, Gwent, United Kingdom, as assigned to Electrotech Limited effective January 19, 1995
11       Computation of Per Share Earnings
21       Subsidiaries of the Registrant
23.1      Consent of Independent Auditors
23.2      Consent of Independent Auditors
24.##     Power of Attorney
27       Financial Data Schedule

_____________
  * Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-4450) on July 11, 1995.
 ** Filed as an exhibit to Amendment No. 1 to the Company's Registration
    Statement on Form S-1 (Registration No. 33-94450) on July 28, 1995.
*** Filed as an exhibit to Amendment No. 3 to the Company's Registration
    Statement on Form S-1 (Registration No. 33-94450) on August 22, 1995.
+ Certain portions of this exhibit have been omitted from the copies filed as part of Amendment No. 1 or Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-94450), as the case may be, and are the subject of an order granting confidential treatment with respect thereto.
++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1996 (File No. 0-26482) on May 15, 1996.
+++ Filed as an exhibit to the Company's Amendment No. 1 to Quarterly Report on
    Form 10-Q/A for the Quarterly Period Ended March 31, 1996 (File No. 0-26482) on October 3, 1996.
# Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-26482) on November 27, 1996.
##  Set forth in the signature page hereto.