Form 10-Q
period 1997-03-31
TRIKON TECHNOLOGIES INC
filed 1997-05-15
CIK 868326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q


[Mark one]
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ______ to _____

       Commission File Number:  0-26482

                           TRIKON TECHNOLOGIES, INC.
       -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                        95-4054321
 -------------------------------             ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

              9255 Deering Avenue, Chatsworth, California  91311
              --------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                                (818) 886-8000
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

                     Plasma & Materials Technologies, Inc.
               ----------------------------------------------------
               (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

As of May 12, 1997, the total number of outstanding shares of the Registrant's common stock was 14,398,003.

                          Trikon Technologies, Inc.

                                                                                               Page
                                               INDEX                                         Number
                                               -----
---------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at March 31, 1997 (unaudited)
               and December 31, 1996                                                              3

            Unaudited Condensed Consolidated Statements of Operations for the
               Three Months Ended March 31, 1997 and 1996                                         4

            Unaudited Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1997 and 1996                                         5

            Notes to Condensed Consolidated Financial Statements                                  6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                 9

PART II.  OTHER INFORMATION                                                                      14

   Item 3.  Defaults upon Senior Securities                                                      14

   Item 5.  Other Information                                                                    14

   Item 6.  Exhibits and Reports on Form 8-K                                                     14

SIGNATURE PAGE                                                                                   15

EXHIBITS                                                                                         16

                          Trikon Technologies, Inc.


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                      MARCH 31,       DECEMBER 31,
                                                                         1997           1996 (1)
                                                                    --------------   --------------
                                                                      (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents..................................       $   7,329,565    $  20,187,662
  Short-term investments.....................................           1,565,721        1,464,165
  Accounts receivable........................................          22,936,181       27,229,806
  Inventories................................................          49,727,106       53,837,131
  Other current assets.......................................           2,403,745        4,723,449
                                                                    -------------    -------------
         Total current assets................................          83,962,318      107,442,213

Property, equipment and leasehold improvements,
  net of accumulated depreciation and amortization...........          29,986,855       28,743,886
Demonstration systems, net of depreciation...................           5,267,571        6,080,431
Intangible assets, net of amortization.......................          39,150,740       40,484,079
Other assets.................................................             866,329          429,596
                                                                    -------------    -------------

Total assets.................................................       $ 159,233,813    $ 183,180,205
                                                                    =============    =============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses......................       $  13,056,959    $  24,114,756
  Bank credit line...........................................          16,648,810       14,151,000
  Other current liabilities..................................          10,518,099       12,661,580
                                                                    -------------    -------------
         Total current liabilities...........................          40,223,868       50,927,336

Convertible subordinated notes...............................          86,250,000       86,250,000
Other non-current liabilities................................          15,342,244       14,754,721

Commitments and contingencies

Shareholders' equity:
  Preferred Stock undesignated:
    Authorized shares - 20,000,000
    Issued and outstanding - None
  Common Stock, no par value:
    Authorized shares -- 50,000,000
    Issued and outstanding -- 14,343,145 at
       March 31, 1997 and 14,310,410 at
       December 31, 1996.....................................         131,918,482      131,873,023
  Cumulative translation adjustment..........................            (844,800)       1,412,200
  Accumulated deficit........................................        (113,655,981)    (102,037,075)
                                                                    -------------    -------------
Total shareholders' equity...................................          17,417,701       31,248,148
                                                                    -------------    -------------
Total liabilities and shareholders' equity...................       $ 159,233,813    $ 183,180,205
                                                                    =============    =============

(1) The Balance Sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

                          Trikon Technologies, Inc.


       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       -------------------------------------------------------------

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------------------
                                                                                           1997 (1)                  1996
                                                                                  --------------------    -------------------
     Revenues..................................................................          $ 11,951,871             $8,142,307

     Costs and expenses:
            Cost of goods sold.................................................             9,849,326              3,748,242
            Research and development...........................................             4,903,551              1,642,588
            Selling, general and administrative administrative.................             7,034,791              1,924,199
            Amortization of intangibles........................................               903,950                     --
                                                                                         ------------           ------------
                                                                                           22,691,618              7,315,029
                                                                                         ------------           ------------
     Income (loss) from operations.............................................           (10,739,747)               827,278

     Other:
        Interest income (expense), net.........................................            (2,344,362)               438,196
                                                                                         ------------           ------------
     Income (loss) before income tax provision (benefit) ......................           (13,084,109)             1,265,474

     Income tax provision (benefit)............................................            (1,465,203)                 7,973
                                                                                         ------------           ------------
     Net income (loss).........................................................          $(11,618,906)            $1,257,501
                                                                                         ============           ============

     Net income (loss) per share:
           Primary.............................................................                $(0.81)                 $0.14
                                                                                         ============           ============

     Average common shares and equivalents.....................................            14,322,327              9,036,661

(1) Includes the results of operations of Electrotech Equipments Limited and Electrotech Limited (collectively, "Electrotech"), which was acquired on November 15, 1996 (see Note A of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements.

                          Trikon Technologies, Inc.


       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
       ------------------------------------------------------------

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                       -----------------------------------------
                                                                                             1997 (1)                1996
                                                                                       -------------------   -------------------
OPERATING ACTIVITIES
Net income (loss)......................................................................      $(11,618,906)          $  1,257,501
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization of plant,
      equipment, leasehold improvements and demonstration systems......................         1,632,658                355,505
    Amortization of intangibles........................................................           903,950                     --
    Amortization of financing costs....................................................           403,752                     --
    Deferred income taxes..............................................................        (1,067,428)                    --
    Changes in operating assets and liabilities:
      Accounts receivable..............................................................         3,919,625             (5,377,382)
      Inventories......................................................................         3,466,025             (4,013,063)
      Demonstration systems............................................................           487,860               (587,321)
      Other current assets.............................................................         2,319,704               (176,715)
      Accounts payable, other accrued expenses
       and other current liabilities...................................................       (12,474,809)             2,363,689
      Other liabilities................................................................            37,951                     --
                                                                                             ------------           ------------
Net cash used in operating activities..................................................       (11,989,618)            (6,177,786)

INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
 improvements..........................................................................        (1,342,990)              (534,216)
Purchases of short-term investments....................................................        (2,233,870)            (8,116,569)
Proceeds from sales of short-term investments..........................................         2,132,314              1,956,214
Acquisition costs......................................................................        (1,042,420)                   --
Other assets...........................................................................          (436,733)               160,099
                                                                                             ------------           ------------
Net cash used in investing activities..................................................        (2,923,699)            (6,534,472)

FINANCING ACTIVITIES
Net borrowing (repayments) under bank
  credit lines.........................................................................         2,331,810                    --
Proceeds from sale of common stock and
  warrants.............................................................................            45,459                 32,961
Payments on capital lease obligations..................................................          (141,049)              (112,512)
                                                                                             ------------           ------------
Net cash provided by (used in) financing activities....................................         2,236,220                (79,551)

Effect of exchange rate changes on cash................................................          (181,000)                   --
                                                                                             ------------           ------------
Net decrease in cash and cash equivalents..............................................       (12,858,097)           (12,791,809)

Cash and cash equivalents at beginning of
  period...............................................................................        20,187,662             24,770,363
                                                                                             ------------           ------------
Cash and cash equivalents at end of period.............................................      $  7,329,565           $ 11,978,554
                                                                                             ============           ============

(1) Includes the cash flows of Electrotech, which was acquired on November 15, 1996 (see Note A of Notes to Condensed Consolidated Financial Statements).

    See Notes to Condensed Consolidated Financial Statements.

                          Trikon Technologies, Inc.


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ----------------------------------------------------------------

                                 MARCH 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

On November 15, 1996, the Company acquired all the issued and outstanding shares of Electrotech Limited and Electrotech Equipments Limited (collectively, "Electrotech"). Electrotech develops, manufactures, markets and services semiconductor fabrication equipment for the worldwide semiconductor manufacturing industry. The aggregate purchase price paid by the Company, excluding approximately $7,976,000 in acquisition costs, was $145,700,000, consisting of $75,000,000 paid in cash and the issuance of 5,600,000 shares of Common Stock of the Company with an estimated fair market value of $70,700,000, based on the closing sales price of a share of Common Stock on the Nasdaq National Market on the last day prior to the public announcement of the parties' agreement to the acquisition terms. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The Company's consolidated assets, liabilities and results of operations include the assets, liabilities, and operating results of Electrotech after, but not prior to, the November 15, 1996 acquisition date.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following:

                                        MARCH 31,     DECEMBER 31,
                                           1997           1996
                                       ------------   ------------

          Components.................   $23,707,495    $17,754,456
          Work in process............    24,958,639     32,993,125
          Finished goods.............     1,060,972      3,089,550
                                        -----------    -----------
                                        $49,727,106    $53,837,131
                                        ===========    ===========

NOTE C - DEMONSTRATION SYSTEMS

Demonstration Systems represent completed systems at certain strategic customer sites, "Beta Sites". The Company provides these demonstration systems at no charge for a specified evaluation period. All operating costs incurred during the evaluation period are paid by the customer. At the conclusion of the agreed upon evaluation period, providing the equipment performs to specifications, management expects that the customer will purchase the system, though they are not obligated to do so. Demonstration Systems

                          Trikon Technologies, Inc.

are stated at the lower of cost or estimated net realizable value and are depreciated on a straight line method over four years, if they are not sold after one year.

NOTE D - PMT CVD PARTNERS, L.P. AGREEMENT

The Company has recently determined that certain characteristics of the CVD technology of Electrotech known as "Flowfill(TM)", which technology was acquired in November 1996 in the acquisition of Electrotech, are superior to the high density plasma CVD processes which have been pursued by PMT CVD Partners, L.P. (the "Limited Partnership") pursuant to an R&D Agreement (the "R&D Agreement") entered into as of March 29, 1996 between the Limited Partnership and the Company (under which the Company performs all research and development work for the Limited Partnership). The Company has, accordingly, decided to discontinue further research and development work under the R&D Agreement and instead focus its consolidated efforts, on its own behalf and not on behalf of the Limited Partnership, entirely upon the Flowfill(TM) CVD technology used in the Electrotech equipment. The Company has communicated this decision to the limited partners of the Limited Partnership, and one of the limited partners has communicated to the Company that the discontinuation of the project is inconsistent with the R&D Agreement and representations made by the Company in connection therewith and that, accordingly, a settlement of any and all claims that the limited partners of the Limited Partnership may have in connection with such discontinuation is appropriate. The Company is presently negotiating with the limited partners of the Limited Partnership to terminate the R&D Agreement and all related agreements, and to obtain a release from the limited partners of the Limited Partnership of all rights and claims in connection with the Limited Partnership, the R&D Agreement and the ancillary agreements entered into by the various parties in connection therewith. The amount or range of the possible settlement cannot be reasonably estimated at this time; however, it could be material to the future operating results of the Company.

NOTE E - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive. The weighted average number of shares used in the computation for the three months ended March 31, 1997 excludes common equivalent shares from options and warrants because they would be antidilutive.

NOTE F - IMPACT ON FINANCIAL STATEMENTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share", which is required to be adopted as of December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded and the calculation will be referred to as basic earnings per share. Basic earnings (loss) per share under FASB No. 128 would have been $0.15 per share for the quarter ended March 31, 1996 and would be the same as primary loss per share for the quarter ended March 31, 1997. The impact of FASB No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE G - LINE OF CREDIT AND LONG-TERM DEBT

On November 15, 1996, the Company entered into a senior secured credit agreement with certain banks in the United States and the United Kingdom (the "Working Capital Facility") that permits the Company and its U.K. subsidiary to borrow up to an aggregate of $35.0 million, subject to certain borrowing base limitations based on eligible accounts receivable. As of March 31, 1997, the Company had $18 million available under the Working Capital Facility, of which approximately $16.6 million was outstanding in borrowings.

The Working Capital Facility places certain restrictions on the Company, which among other things, prohibit the Company from paying cash dividends, limit the amount of capital expenditures and require the Company to comply with certain financial ratios and covenants. At December 31, 1996 and March

                          Trikon Technologies, Inc.

31, 1997, the Company was not in compliance with certain financial ratio requirements which were waived by its lenders as of December 31, 1996 and March 31, 1997 and for the year and quarter then ended. These waivers extend until June 30, 1997, provided that (1) the Company fully draws $6,250,000 of subordinated debt under an existing Note Purchase Agreement with five investors no later than May 30, 1997, with the failure to do so resulting in the expiration of the waiver on May 30, 1997, and (2) aggregate, outstanding borrowings under the Working Capital Facility are limited to $19,000,000 during the waiver period. The Company is negotiating with its lenders to make various amendments to the Working Capital Facility, including revising its financial ratio requirements and covenants for its duration, in light of recent and anticipated operating results of the Company. If the Company successfully completes such amendments, it believes that the Company will be able to remain in compliance with the amended financial ratio requirements, covenants and other provisions of the Working Capital Facility throughout 1997. The Company's management anticipates completing and executing such amendment during the second quarter of fiscal 1997. However, there can be no assurance that the Company will be successful in completing its borrowings under the Note Purchase Agreement and, accordingly, be successful in these negotiations with respect to the Working Capital Facility, that the lending banks will continue to grant waivers of existing covenant violations if an acceptable amendment is not timely executed, or that the lending banks will not at any time require repayment of outstanding amounts under the Working Capital Facility if such amendment is not timely executed. If the lending banks were to require repayment of all or any significant portion of the outstanding amounts under the Working Capital Facility, the availability of adequate cash, and as a result the Company's operations, would be materially and adversely affected.

On November 15, 1996, the Company received a commitment of terms from five investors for an unsecured subordinated debt commitment. On December 16, 1996, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with the five investors confirming such commitment for unsecured subordinated debt in the amount of $6,250,000. The interest rate on amounts drawn under the Note Purchase Agreement will be the bank's prime rate plus 4%. Interest is payable quarterly. The ability to borrow under the Note Purchase Agreement expires January 1, 1998 and amounts borrowed under the Note Purchase Agreement, plus accrued but unpaid interest, is due on January 1, 2000.

Amounts drawn under the Note Purchase Agreement are unsecured obligations of the Company. No amounts were outstanding under the Note Purchase Agreement as of May 14, 1997. The Note Purchase Agreement contains covenants that are comparable to those contained in the Convertible Notes, discussed below. The Company's ability to borrow under the Note Purchase Agreement at any time is subject to various conditions, including the lack of occurrence of any material adverse change between the signing of the Note Purchase Agreement and the Company's borrowing request. In light of the substantial losses incurred by the Company during the quarter ended December 31, 1996 and March 31, 1997 (and the resulting violations of the financial ratios and certain other covenants of the Working Capital Facility), it is likely that any or all of the investors under the Note Purchase Agreement are lawfully entitled to refuse to advance such funds to the Company. The Company intends to request the borrowing of such funds in full, and is currently negotiating with the investors in order to effect such borrowings. As noted above, the lending banks under the Working Capital Facility have stated that the Company's full borrowing of the $6,250,000 under the Note Purchase Agreement will be a condition to an amendment of the Working Capital Facility upon the terms desired by the Company. The Company believes it will be successful in completing such borrowings, although the Company will be required to modify the terms of the Note Purchase Agreement in a manner providing additional consideration to the investors. However, there can be no assurance that the Company will be successful in borrowing these funds under the Note Purchase Agreement.

In connection with the acquisition of Electrotech, the Company issued $86,250,000 of Convertible Subordinated Notes (the "Convertible Notes"). The Convertible Notes bear interest at 7 1/8% which is payable in semi-annual installments which commenced April 15, 1997. The Convertible Notes contain certain provisions which, upon the occurrence of an "Event of Default", as defined, could cause the Convertible Notes to become due and payable immediately. Such an Event of Default would occur if, among other things, the Company were to default on the Working Capital Facility or any other secured indebtedness, as defined, caused by the failure to pay principal and interest payments when due or resulting from the acceleration of such indebtedness prior to its express maturity in excess of $10.0 million. As noted above, the existing waivers of the Company's violations of certain financial ratios and other covenants in the Working Capital Facility expire no later than June 30, 1997, and the Company is currently negotiating with its lending banks to amend the Working Capital Facility to revise the financial ratio requirements and covenants for its duration, in light of recent and anticipated operating results of the Company. The Convertible Notes have been classified as long-term debt under the presumption that the Working Capital Facility will be amended such that the Company will be able to comply with the applicable financial covenants over the coming year.

                          Trikon Technologies, Inc.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain risks and uncertainties, including slowing growth in the demand for semiconductors and challenges from the Company's competition that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry. These products are used for etch, chemical vapor deposition (CVD), and physical vapor deposition (PVD) applications. The etch systems consist of the PINNACLE
8000(R) and PINNACLE 8000R(TM) systems (selling price between $1,800,000 for a standard two-module system to $3,400,000 for a four-module system), the Omega(TM) 201-2 system (selling price between $700,000 and $1,400,000, depending on the configuration of the system), and a stand-alone MORI(TM) plasma source process module which lists for approximately $500,000. The Company's CVD products consist of the Delta 201 (selling price approximately $600,000) and the Planar 200 Flowfill(TM) system, selling price ranging between $1,400,000 and $2,500,000, depending on the configuration of the system. The Company's PVD products are the Sigma system (selling price ranges from $1,500,000 to $2,500,000) and the Sigma Forcefill(TM) whose selling price ranges from $3,500,000 to $4,000,000, depending on the configuration of the system.

The Omega(TM) 201-2 system, the Delta 201, the Planar 200 Flowfill(TM) and the Sigma and Sigma Forcefill(TM) products were obtained with the acquisition of Electrotech on November 15, 1996.

ELECTROTECH ACQUISITION. On November 15, 1996, the Company acquired (the "Acquisition") Electrotech Limited and Electrotech Equipments Limited (collectively, "Electrotech"), privately-owned United Kingdom companies founded in 1968, for an aggregate consideration of $75.0 million in cash and 5,600,000 shares of Common Stock, with an estimated fair market value of $70.7 million, based on the closing sales price of a share of Common Stock on the Nasdaq National Market on the last day prior to the public announcement of the parties' agreement to the terms of the Acquisition. Electrotech develops, manufactures, markets and services semiconductor fabrication equipment with products and technologies for etch, CVD and PVD applications. The Acquisition expanded the Company's product lines and its sales and service organization, which has enabled the Company to have a greater presence throughout the United States, Europe and Asia.

SEMICONDUCTOR INDUSTRY DOWNTURN; DECREASED PRODUCT DEMAND. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which have been characterized by diminished product demand and production overcapacity. During 1996, the semiconductor industry experienced a downturn which created a volatile market that resulted in the semiconductor manufacturers withholding, reducing, rescheduling and delaying orders due to diminished product demand and production overcapacity. The Company believes that such downturn will continue to materially and adversely affect the Company's operating results through at least the third quarter of 1997, and there can be no assurance that the industry downturn will not continue to adversely affect the Company beyond that time. In certain instances, industry downturns have lasted for extended periods of time. Each of the Company's operations have been and will continue to be dependent on the current and anticipated market demand for integrated circuits (IC's) and products utilizing IC's that are produced by semiconductor manufacturers. The current weakness in demand for the Company's products, and the anticipated continuation of this weakness in the future, will materially and adversely affect the Company's business and results of operations.

The Company is particularly sensitive to the industry downturn, and believes it has been, and will continue to be, more materially affected by the downturn than many other semiconductor equipment manufacturers, because the loss or delay of one or more system sales during any quarter significantly and adversely affects its operating results for the quarter,

                          Trikon Technologies, Inc.


and also because the lengthy sales cycle experienced by the Company will adversely affect its ability to rapidly recover from the downturn. Additionally, the Company's financial resources are substantially less than its competitors', and the Company is accordingly less capable of enduring periods of continued weak product demand.

RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of revenues for the period indicated.

                                           Three months ended March 31,
                                           ----------------------------
                                               1997          1996
                                              ------        -----

Revenues.................................      100.0%       100.0%
Cost of goods sold.......................       82.4%        46.0%
                                              ------        -----
Gross profit.............................       17.6%        54.0%

Operating expenses:
  Research and development...............       41.0%        20.2%
  Selling, general and administrative....       58.9%        23.6%
      Amortization of intangibles........        7.6%          --%
                                              ------        -----
      Total operating expenses...........      107.5%        43.8%
                                              ------        -----
Income (loss) from operations............      (89.9)%       10.2%
Interest income (expense), net...........      (19.6)%        5.4%
                                              ------        -----
Income (loss) before income tax..........     (109.5)%       15.6%
 provision
Income tax provision (benefit)...........      (12.3)%        0.1%
                                              ------        -----
Net income (loss)........................      (97.2)%       15.5%
                                              ======        =====
Gross margin on product sales............       17.6%        52.0%

Product Sales. Product sales, excluding contract revenue, for the first quarter of fiscal 1997 increased 54% to $12.0 million compared to $7.8 million for the first quarter of fiscal 1996. These increases were attributable almost entirely to revenue derived from products acquired in the Company's acquisition of Electrotech, as no PINNACLE systems or MORI(TM) sources were sold during the first quarter of fiscal 1997. Shipments during the first quarter of fiscal 1997 included two Omega(TM) 201-2 etch systems, two Sigma Forcefill(TM) systems and spare parts, as compared to the shipment of four PINNACLE 8000(R) and PINNACLE 8000R(TM) systems and four MORI(TM) sources in the first quarter of fiscal 1996.

Sales outside of the United States accounted for approximately 32% and 53% of total revenue in the first quarters of fiscal years 1997 and 1996, respectively. The Company anticipates that sales outside of the United States will continue to account for a significant portion of its total revenue in fiscal 1997. In addition, with the acquisition of Electrotech, which sells primarily to locations outside of the United States, including Germany, Japan and Israel, the Company expects that sales to Japanese, Korean and European semiconductor manufacturers will continue to represent a significant percentage of the Company's product sales through at least 1997. In addition, because of the large unit price associated with the Company's systems, the Company anticipates that its product sales will continue to be made to a small number of customers in any given quarter.

Contract Revenue. No contract revenue was recognized in the first quarter of fiscal year 1997, as compared with $0.4 million for the first quarter of fiscal 1996. The Company received $2.8 million in contract revenue in fiscal 1996 under the March 1996 agreement between the Company and PMT CVD Partners, L.P. The Company does not anticipate the receipt of any additional contract revenue associated with this agreement (see Note D of Notes to Condensed Consolidated Financial Statements).

Gross Margin on Product Sales. The Company's gross margin on product sales, excluding contract revenue, for the first quarter of fiscal 1997 was 18%, as compared to 52% for the first quarter of fiscal 1996. The decrease in gross margin was primarily due to a low gross margin on Electrotech's products shipped in the first quarter of fiscal 1997, due to the write-up of Electrotech's inventory on hand, as of November 15, 1996, to fair market value

                          Trikon Technologies, Inc.


resulting from the allocation of the Electrotech purchase price as required under Accounting Principles Board Opinion No. 16 ("APB No. 16"). The write-up increased cost of goods sold during the first quarter of fiscal 1997 by approximately $2.4 million, as the related products were shipped. There is approximately $5.2 million in inventory, as on March 31, 1997, relating to this write-up of inventory. The $5.2 million write-up will affect cost of goods sold as products are shipped from Electrotech during the balance of fiscal year 1997. Gross margins have also been negatively impacted due to issues related to the slower industry conditions noted above, and will continue to be adversely affected in 1997.

Research & Development Expenses. Research and development expenses for the first quarter of fiscal 1997 were $4.9 million, or 41% of total revenues, compared to $1.6 million, or 20% of total revenues for the first quarter of fiscal 1996. Included in research and development expenses during the first quarter of 1997 is $2.5 million related to Electrotech. The major focus of the Company's research and development efforts during the first quarter of fiscal 1997 was on increasing the development of its Forcefill(TM) and Flowfill(TM) technologies and in the development of new processes in further advancing its proprietary plasma source technology as well as adding enhancements to its existing products. In addition, expenses during the first quarter of 1997 include costs incurred associated with the contract with PMT, CVD Partners, L.P. with respect to CVD applications of the Company's technology for which the Company does not anticipate being reimbursed (see Note D of Notes to Condensed Consolidated Financial Statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of fiscal 1997 were $7.0 million or 59% of total revenues, compared to $1.9 million, or 24% of total revenues in the first quarter of fiscal 1996. Included in the fiscal 1997 first quarter expenses is $4.0 million in selling, general and administrative expenses related to Electrotech. The dollar increases were primarily due to the continued expansion of the Company's foreign operations. Towards the end of 1997, the Company will fully occupy newly leased premises in Newport, South Wales, England. As a result of such occupation, the rental charge and depreciation of improvements to such premises will increase administrative expenses by approximately $2 million per annum. The Company anticipates that selling, general and administration expenses will continue to grow faster than any growth in revenues.

Income (Loss) From Operations. The Company realized a $10.7 million loss from operations, or 90% of total revenue in the first quarter of fiscal 1997, as compared with a $0.8 million profit from operations, or 10% of total revenue in the first quarter of fiscal 1996. The loss from operations in the first quarter of fiscal 1997 was due primarily to reduced sales resulting predominately from the industry downturn conditions noted above in addition to the allocated cost to inventory charged through cost of goods sold during the first quarter of 1997 of $2.4 million related to the Electrotech inventory write-up. The Company anticipates that operating results will continue to be unfavorably impacted by continued weak product demand, as discussed above, and also by appromately $5.2 million in the remaining three quarters of fiscal 1997 due to the write-up of Electrotech's inventory required by APB No. 16, as discussed above.

Interest Income/Expense. Interest income decreased to $0.4 million in the first quarter of fiscal 1997 from $0.5 million in the first quarter of fiscal 1996. This was due to lower cash balances being maintained in the investment accounts.

Interest expense increased to $2.6 million in the first quarter of fiscal 1997 from $0.1 million in the first quarter of fiscal 1996. This was due to the accrual of interest payable to the holders of the $86.25 million of convertible debt raised to fund part of the Acquisition. In addition, interest expense was recorded for the utilization of the Company's $35.0 million Working Capital Facility during the first quarter of fiscal 1997.

Income Taxes. The Company recorded a $1.5 million tax benefit in the first quarter of fiscal 1997 compared to the recording of a nominal income tax provision in the first quarter of fiscal 1996. The $1.5 million tax benefit represents the combination of a foreign tax benefit associated with Electrotech's operating loss and the reversal of deferred tax credits established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Electrotech assets acquired. The effective tax rate differs from the statutory Federal tax rate due to certain one-time non-deductible charges and losses for which no benefit has been provided. The Company's ability to use its domestic and foreign net operating losses and credit carryforwards will depend upon future income and

                          Trikon Technologies, Inc.


will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions.

The Company has operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at each subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, the Company's consolidated effective tax rate may increase to the extent it reports tax losses in some subsidiaries and taxable income in others. The subsidiaries are subject to taxation in countries where they operate, and such operations generally are taxed at rates similar to or higher than tax rates in the United States. The payment of dividends or distributions by the subsidiaries to the United States would be subject to withholding taxes in the country of domicile and may be mitigated under the terms of relevant double tax treaties.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997 the Company had $8.9 million in cash, cash equivalents and short-term investments, compared to $21.7 million at December 31, 1996. The decrease in cash, cash equivalents and short-term investments resulted from the use of cash in operating activities of $12.0 million, of which $11.6 million resulted from the operating loss. In addition, $2.9 million of cash was used in investing activities and $2.2 million of cash was provided from financing activities.

On November 15, 1996 the Company entered into a three-year senior secured credit facility with certain domestic and U.K. lenders (the "Working Capital Facility") that permits the Company and its subsidiaries to borrow an aggregate of up to $35.0 million, subject to borrowing base limitations, based upon eligible accounts receivable. As of April 30, 1997, the Company had approximately $15.6 million in borrowings outstanding under the Working Capital Facility. The Working Capital Facility places certain restrictions on the Company, which among other things prohibit the Company from paying cash dividends, limit the amount of capital expenditures and require the Company to comply with certain financial ratios and covenants.

At December 31, 1996 and March 31, 1997, the Company was out of compliance with certain financial ratios and covenants established under the Working Capital Facility. The lenders have granted the Company a waiver of such covenant violations as of December 31, 1996 and March 31, 1997 and for the year and quarter then ended, which waivers expire June 30, 1997, provided that (1) the Company fully draws $6,250,000 of subordinated debt under an existing Note Purchase Agreement with five investors no later than May 30, 1997, with the failure to do so resulting in the expiration of the waiver on May 30, 1997, and
(2) aggregate, outstanding borrowings under the Working Capital Facility are limited to $19,000,000 during the waiver period. The Company is negotiating with the lenders to make various amendments to the Working Capital Facility, including revising its financial ratio requirements and covenants for its duration, in light of recent and anticipated operating results of the Company. The lenders have stated that they will require, as a condition to amending the Working Capital Facility in the manner desired by the Company, that the Company request and complete the borrowing of the $6,250,000 principal amount of unsecured subordinated debt pursuant to the Note Purchase Agreement described below. As described below, although the Company believes it will be successful in completing such borrowings, there can be no assurance that the Company will be successful in obtaining all such borrowings under the Note Purchase Agreement. If the Company successfully negotiates such amendments to the Working Capital Facility, it believes that the Company will be able to remain in compliance with the amended financial ratio requirements, covenants and other provisions of the Working Capital Facility throughout 1997. The Company's management anticipates completing and executing such an amendment to the Working Capital Facility during the second quarter of fiscal 1997. However, there can be no assurance that the Company will be successful in completing its borrowings under the Note Purchase Agreement and, accordingly, be successful in these negotiations with respect to the Working Capital Facility, that the lending banks will continue to grant waivers of existing covenant violations if an acceptable amendment is not timely executed, or that the lending banks will not at any time require repayment of outstanding amounts under the Working Capital Facility if such amendment is not timely executed. If the lending banks were to require repayment of all or any significant portion of the outstanding amounts under the Working Capital Facility, the availability of adequate cash, and as a result the Company's operations, would be materially and adversely affected.

In March 1996, the Company sponsored a limited partnership with certain third-party investors to fund research and development costs and expenses relating to CVD technology applications. Such investors invested an aggregate of approximately $5,350,000 in the partnership, which aggregate amount was available to fund such costs and expenses. At May 14, 1997 approximately $2,133,038 remained in the partnership, and had not been spent on any research and development. During the first quarter of fiscal 1997, the Company determined that certain characteristics of the CVD technology of Electrotech, known as "Flowfill(TM)", acquired in November 1996 in connection with the acquisition of Electrotech, are superior to the high density plasma CVD processes which had been pursued by the partnership. The Company accordingly decided to discontinue further research and development under the Company-sponsored partnership and instead focus its consolidated CVD efforts, on its own behalf and not on behalf of the partnership, upon the Flowfill(TM) CVD technology used in the Electrotech equipment. Accordingly, the Company does not anticipate that any of such remaining funds in the partnership will be made available for such research and development, but rather will be returned to the investors in the partnership (see Note D of Notes to Condensed Consolidated Financial Statements).

On November 15, 1996, the Company received a commitment of terms from five investors for an unsecured subordinated debt commitment. On December 16, 1996, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with the five investors confirming such commitment for unsecured subordinated debt in the amount of $6,250,000. The interest rate on amounts drawn under the Note Purchase Agreement will be the bank's prime rate plus 4%. Interest is payable quarterly. The ability to borrow under the Note Purchase Agreement expires January 1, 1998 and amounts borrowed under the Note Purchase Agreement, plus accrued but unpaid interest, is due on January 1, 2000.

Amounts drawn under the Note Purchase Agreement are unsecured obligations of the Company. No amounts were outstanding under the Note Purchase Agreement as of May 14, 1997. The Note Purchase

                          Trikon Technologies, Inc.


Agreement contains covenants that are comparable to those contained in the Convertible Notes, discussed below. The Company's ability to borrow under the Note Purchase Agreement at any time is subject to various conditions, including the lack of occurrence of any material adverse change between the signing of the Note Purchase Agreement and the Company's borrowing request. In light of the substantial losses incurred by the Company during the quarter ended December 31, 1996 and March 31, 1997 (and the resulting violations of the financial ratios and certain other covenants of the Working Capital Facility), it is likely that any or all of the investors under the Note Purchase Agreement are lawfully entitled to refuse to advance such funds to the Company. The Company intends to request the borrowing of such funds in full, and is currently negotiating with the investors in order to effect such borrowings. As noted above, the lending banks under the Working Capital Facility have stated that the Company's full borrowing of the $6,250,000 under the Note Purchase Agreement will be a condition to an amendment of the Working Capital Facility upon the terms desired by the Company. The Company believes it will be successful in completing such borrowings, although the Company will be required to modify the terms of the Note Purchase Agreement in a manner providing additional consideration to the investors. However, there can be no assurance that the Company will be successful in borrowing these funds under the Note Purchase Agreement.

In connection with the acquisition of Electrotech, the Company issued $86,250,000 of Convertible Subordinated Notes (the "Convertible Notes"). The Convertible Notes contain certain provisions which provide that, upon the occurrence of an "Event of Default", as defined, could cause the Convertible Notes to become due and payable immediately. Such an Event of Default would occur if, among other things, the Company were to default on the Working Capital Facility or any other secured indebtedness, as defined, caused by the failure to pay principal or interest payments when due or resulting in the acceleration of such indebtedness prior to its express maturity in excess of $10.0 million. As noted above, the existing waivers of the Company's violations of certain financial ratio and other covenants in the Working Capital Facility expire no later than June 30, 1997, and the Company is currently negotiating with its lending banks to amend the Working Capital Facility to revise the financial ratio requirements and covenants for its duration, in light of recent and anticipated operating results of the Company. The Convertible Notes have been classified as long-term debt under the presumption that the Working Capital Facility will be amended such that the Company will be able to comply with the applicable financial covenants over the coming year.

Due to the recent growth in Electrotech's sales and its development of new products, Electrotech's existing facilities have reached their capacity limit. Electrotech has leased a 102,000 square foot facility into which it moved certain of its sales, customer support and financing operations in January 1996. Most of the facility is currently in use, and the remaining space is being built out with a view to full occupancy towards the end of 1997.

The Company anticipates that it will spend approximately $13.5 million for capital expenditures for the months remaining in fiscal 1997. This is expected to include investments in demonstration and test equipment, information systems, leasehold improvements and other capital items that should enable the Company to expand its ability to support and develop new products and services. In addition, the Company expects to increase its investment in inventory of evaluation systems at customer sites.

The Company believes that cash provided or available from operations, the Working Capital Facility, borrowings under the Note Purchase Agreement, and other sources, including cash, cash equivalents and short-term investments on hand, will be sufficient to support the Company's liquidity needs over the next 12 months. However, if the Company is unable to amend the Working Capital Facility under similar terms as currently exist (with revised financial ratio requirements and covenants), the Company's ability to generate adequate cash, and as a result the Company's operations, would be materially and adversely affected.

                          Trikon Technologies, Inc.


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

  At December 31, 1996 and March 31, 1997, the Company was out of compliance with certain financial ratios and covenants established under its three-year senior secured $35 million credit facility with certain domestic and U.K. lenders entered into on November 15, 1996 (the "Working Capital Facility"). The Company obtained from its lending banks waivers of such covenant violations as of December 31, 1996 and March 31, 1997, and for the year and quarter then ended, which waivers extend until June 30, 1997, provided that (1) the Company fully draws $6,250,000 of subordinated debt under an existing Note Purchase Agreement with five investors no later than May 30, 1997, with the failure to do so resulting in the expiration of the waiver on May 30, 1997, and (2) aggregate, outstanding borrowings under the Working Capital Facility are limited to $19,000,000 during the waiver period. The Company is negotiating with the lenders to make various amendments to the Working Capital Facility, including revising its financial ratio requirements and covenants for its duration, in light of recent and anticipated operating results of the Company. The Company has not defaulted in respect of the payment of any principal or interest on the Working Capital Facility. As of April 30, 1997, outstanding borrowings under the Working Capital Facility were approximately $15.6 million.

ITEM 5 - OTHER INFORMATION
         -----------------

  Name Change. On March 31, 1997, the Company, formerly named Plasma & Materials Technologies, Inc., changed its name to Trikon Technologies, Inc. The Company believes that the Trikon name better suits a company with a multi-continent presence and a number of non-plasma based products.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  (a)  The following exhibits are included herein:


Exhibit
Number                  Description
-------                 -----------

11.1         Computation of Earnings Per Share

27.1         Financial Data Schedule

  (b)  Reports on Form 8-K:

       None.

                          Trikon Technologies, Inc.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TRIKON TECHNOLOGIES, INC.



Date   May 14, 1997                     /s/ John W. LaValle
       ------------                  -----------------------
                                        John W. LaValle
                                        Senior Vice President, Chief Financial
                                              Officer and Secretary

                          Trikon Technologies, Inc.


                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                 Description                                   Page Number
-------------                  ------------                                  -----------

11.1            Computation of Earnings Per Share.........

27.1            Financial Data Schedule..................