Form 10-K/A
period 1996-12-31
TRIKON TECHNOLOGIES INC
filed 1997-06-06
CIK 868326

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

For the fiscal year ended December 31, 1996     Commission File Number: 0-26482

                               ----------------

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

As of March 31, 1997, the Registrant had outstanding 14,368,045 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     The Registrant hereby amends Item 1 of Part I of its Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996, as set forth below, in order to correct the Company's backlog as of December 31, 1996, from an erroneously reported $23.5 million to $21.5 million.

                                    PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are in "Item 1. Business" in paragraph 4 under "--Products--Planar 200 Flowfill(TM)," paragraph 3 under "-- Customers," paragraph 8 under "--Research, Development and Engineering," paragraph 4 under "--Joint Development Agreements," and the paragraph under "--Environmental Matters." Such statements can also be found under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon" in paragraphs 3 and 4 under "--Overview," paragraphs 2, 3, 5, 8 and 9 under "--Results of Operations" and paragraphs 7, 10 and 12 under "--Liquidity and Capital Resources." In addition, such statements can be found in paragraph 2 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Electrotech--Administrative Expenses." Forward-looking statements may also be found in various sections of this Annual Report on Form 10-K that are not specifically set forth above. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth herein.

ITEM 1. BUSINESS

INTRODUCTION

     Trikon Technologies, Inc., formerly Plasma & Materials Technologies, Inc. (together with its subsidiaries, "Trikon" or the "Company"), designs, manufactures and markets advanced high density, low pressure plasma sources, process modules and plasma processing systems, and develops, manufactures, markets and services semiconductor fabrication equipment for the worldwide semiconductor manufacturing industry. These products are used for etch, physical vapor deposition (PVD, which is commonly referred to as "sputtering") and chemical vapor deposition (CVD) applications and are sold to semiconductor manufacturers worldwide. Trikon currently offers a modular line of etch equipment which utilizes the Company's patented MORI(TM) source technology for polysilicon and metal etch applications in the fabrication of semiconductor devices and other products for the etch market, including its Omega(TM) Inductively Coupled Plasma (ICP) system. In addition, semiconductor manufacturers use the Company's patented MORI(TM) source technology for plasma CVD of silicon dioxide films and photoresist stripping. Certain other manufacturers also use the MORI(TM) source for the plasma etching of films in the fabrication of large area active matrix liquid crystal displays. Some of the customers that have purchased or have placed orders for the Company's plasma processing systems include Texas Instruments, Dallas Semiconductor, LG Semicon, Hyundai, Samsung, Toshiba and Canon Sales. Trikon also offers new leading-edge products including the Sigma sputter system for PVD, with optional Forcefill(TM) module, and the Planar 200 Flowfill(TM) system for inter-metal dielectric CVD. Forcefill(TM) technology allows manufacturers to eliminate the use of multistep CVD tungsten-plug based metallization processes and to utilize an entirely aluminum-based PVD multi-level metal scheme in sub-
0.5 micron Integrated Circuit (IC) manufacturing. Trikon's new CVD process technology, Flowfill(TM), forms high quality silicon dioxide layers which possess the properties of both gap fill and planarization.

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

PRODUCTS

     Trikon offers a line of modular solutions which are designed to meet the varying requirements of its customers for etching of polysilicon, metal and oxide films, stripping of photoresist, metal deposition and CVD of oxide films. Trikon's line of equipment includes the MORI(TM) plasma source, the MORI(TM) stand-alone process module for etch, strip or CVD applications, the PINNACLE 8000/*/ system and the PINNACLE 8000R(TM) system. In addition, the Electrotech-originated product line includes the Sigma Forcefill(TM) system, the Delta 201 system, the Planar 200 Flowfill(TM) system and the Omega(TM) 201-2 system.

ETCH

     PINNACLE 8000/*/ and PINNACLE 8000R(TM)

     In December 1995, Trikon introduced its PINNACLE 8000R(TM) cluster tool platform, a more compact version of its existing PINNACLE 8000* system, that includes certain additional features that enable increased ease in operation. Each of Trikon's PINNACLE 8000/*/ and PINNACLE 8000R(TM) systems is a dual wafer cassette, vacuum loadlocked cluster tool which can incorporate up to four MESC-compatible process modules. The dual wafer cassette loadlock configuration enables the system to continuously process wafers. System throughput varies, and is primarily dependent on the film application, the operating configuration and the number of process modules attached to the system. For a typical polysilicon etch process, with each process module performing the same process, throughput varies from 40-60 wafers per hour for a two module configuration, to 70-90 wafers per hour for a four module configuration. This compares to a throughput of 30-40 wafers per hour for competitive two module systems. Floorspace required for a PINNACLE 8000R(TM) is approximately 44 square feet with two process modules and 65 square feet with four process modules. By comparison, floorspace required for a Pinnacle 8000/*/ is approximately 88 square feet with four process modules. List prices for the PINNACLE 8000/*/ and PINNACLE 8000R(TM) currently range from $1,800,000 for a standard two module system to $2,800,000 for a four module system, and from $1,900,000 for a standard two module system to $3,400,000 for a four module system, respectively.

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

     In February 1997, the Company announced an advance in the depositing of low dielectric constant (low-k) materials used in IC layering and production using the Flowfill(TM) technologies (the "Flowfill(TM) CVD Development"). By lowering the dielectric constant, the speed of an IC increases. Trikon has tested a low-k material for use in its Flowfill(TM) system that mixes methylsilane gas with hydrogen peroxide to produce a high quality insulatory layer that is self-planarizing. While management believes that this low-k process is a significant advancement in the intermetal dielectric market, additional testing is necessary. There can be no assurance that this process will result in the successful manufacture and production of ICs. See Note 12 of Notes to Consolidated Financial Statements.

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

Intellectual Property

     Trikon relies on a variety of types of intellectual property protection to protect its proprietary technology, including patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods. Although the Company believes that its patents and trademarks may have value, the Company believes that its future success will also depend on the innovation, technical expertise and marketing abilities of its personnel. The Company currently holds eleven patents in the United
States, two patents in the United Kingdom, two patents in Taiwan, one patent in each of Germany, France, Italy and the Netherlands. The Company currently has approximately 49 patent applications pending worldwide and intends to file additional patent applications, as appropriate. The Company's patents and patent applications pending are all in the field of semiconductor manufacture and are predominantly concerned with inductively coupled plasma etching (ICP), deposition of dielectric layers by plasma and thermal means and in particular to Trikon's MORI(TM) plasma source, the global planarization by a dielectric film (Flowfill(TM)) and the process of filling semiconductor contact holes by deformation of interconnect metal by high pressure (Forcefill(TM)) and the equipment related to these processes. The Company also holds a copyright on its MACSE(TM) proprietary software. The Company also has five trademarks that are registered with the United States patent and trademark office, including PINNACLE 8000/*/ and PINNACLE 8000R(TM) and uses a number of trademarks that are registered or for which an application for registration has been filed in the United States and certain other countries, including Forcefill(TM) and Flowfill(TM).

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

Backlog

     As of December 31, 1996, the Company's backlog was $21.5 million, as compared to $8.7 million at December 31, 1995. The Company's backlog at December 31, 1996 consisted primarily of orders for its PVD, CVD and etch products, a substantial majority of which consisted of Electrotech products. The Company includes in its backlog all purchase orders that provide for delivery within twelve months. The Company's business is characterized by large purchase contracts for standard products with related customized options. All orders are subject to cancellation or delay by the customer with limited or no penalty. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding periods.

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

Date:  June 3, 1997                 Trikon Technologies, Inc.

                                    By:   /s/ John W. LaValle
                                          -------------------
                                      John W. LaValle
                                      Senior Vice President, Chief Financial
                                      Officer and Secretary