Form 10-Q
period 1997-06-30
TRIKON TECHNOLOGIES INC
filed 1997-08-14
CIK 868326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


[Mark one]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    ----------

     Commission File Number:  0-26482

                           TRIKON TECHNOLOGIES, INC.
  --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    California                                                  95-4054321
  --------------                                              --------------
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                      number)

               9255 Deering Avenue, Chatsworth, California 91311
   -------------------------------------------------------------------------
            (Address of principle executive offices)    (Zip Code)

                                (818) 886-8000
       -----------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
       -----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    --
As of June 30, 1997, the total number of outstanding shares of the Registrant's common stock was 15,112,863.


                                                                                Page
                                           INDEX                               Number
--------------------------------------------------------------------------------------------
PART I.         FINANCIAL INFORMATION

      Item 1.   Condensed Consolidated Financial Statements:

                Condensed Consolidated Balance Sheets at June 30, 1997
                    (unaudited) and December 31, 1996                             3

                Unaudited Condensed Consolidated Statements of Operations for
                    the Three Months ended June 30, 1997 and 1996 and for
                    the Six Months ended June 30, 1997 and 1996                   4

                Unaudited Condensed Consolidated Statements of Cash Flows for
                    the Six Months ended June 30, 1997 and 1996                   5

                Notes to Condensed Consolidated Financial Statements              6

      Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                            10

PART II.        OTHER INFORMATION                                                17

      Item 2.   Changes in Securities                                            17

      Item 3.   Defaults upon Senior Securities                                  17

      Item 6.   Exhibits and Reports on Form 8-K                                 18

SIGNATURE PAGE                                                                   19

EXHIBITS                                                                         20

                           Trikon Technologies, Inc.

              ITEM I - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30,           December 31,
                                                                  1997               1996 (1)
                                                           ------------------   ------------------
                                                              (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents.............................       $  18,354,030        $  20,187,662
  Short-term investments................................           3,111,807            1,464,165
  Accounts receivable, net of reserves..................          29,419,655           27,229,806
  Inventories...........................................          41,635,493           53,837,131
  Other current assets..................................           3,875,395            4,723,449
                                                               -------------        -------------
         Total current assets...........................          96,396,380          107,442,213

Property, equipment and leasehold improvements,
  net of accumulated depreciation and amortization......          31,845,748           28,743,886
Demonstration systems, net of accumulated
  depreciation..........................................           7,039,400            6,080,431
Intangible assets, net of accumulated amortization......          38,327,413           40,484,079
Other assets............................................           1,687,933              429,596
                                                               -------------        -------------
Total assets............................................       $ 175,296,874        $ 183,180,205
                                                               =============        =============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses.................       $  14,844,719        $  24,114,756
  Bank credit line......................................          20,684,858           14,151,000
  Other current liabilities.............................          11,085,978           12,661,580
                                                               -------------        -------------
         Total current liabilities......................          46,615,555           50,927,336

Convertible subordinated notes..........................          86,250,000           86,250,000
Other non-current liabilities...........................          13,796,174           14,754,721

Commitments and contingencies

Shareholders' equity:
  Preferred Stock 3,125,000 are designated as
    "Series G Preferred Stock"
    Authorized shares -- 20,000,000
    $6.75 per share liquidation preference
    Issued and outstanding -- 2,444,442 at June 30,
       1997.............................................          15,775,000                   --
  Common Stock, no par value:
    Authorized shares -- 50,000,000
    Issued and outstanding -- 15,112,863 at June 30,
       1997 and 14,310,410 at December 31, 1996.........         137,697,751          131,873,023
  Cumulative translation................................            (220,414)           1,412,200
  Accumulated deficit...................................        (124,617,192)        (102,037,075)
                                                               -------------        -------------
Total shareholders' equity..............................          28,635,145           31,248,148
                                                               -------------        -------------
Total liabilities and shareholders' equity..............       $ 175,296,874        $ 183,180,205
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

See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                    ------------------------------------   ------------------------------------
                                        JUNE 30,            June 30,           June 30,            June 30,
                                        1997 (1)              1996             1997 (1)              1996
                                    -----------------   ----------------   -----------------   ----------------

Revenues:
 Product sales...................       $ 19,111,370         $10,193,030       $ 31,063,241         $17,946,259
 Contract revenues...............                 --             459,600                 --             848,678
                                        ------------         -----------       ------------         -----------
                                          19,111,370          10,652,630         31,063,241          18,794,937

Costs and expenses:
 Cost of goods sold..............         12,617,521           5,379,194         22,466,847           9,127,436
 Research and development........          4,251,144           1,814,097          9,154,695           3,559,796
 Selling, general and
  administrative.................          8,345,151           2,445,614         15,379,942           4,266,702
  In-process technology..........          2,974,410                  --          2,974,410                  --
 Amortization of intangibles.....            903,948                  --          1,807,898                  --
                                        ------------         -----------       ------------         -----------
                                          29,092,174           9,638,905         51,783,792          16,953,934
                                        ------------         -----------       ------------         -----------
Income (loss) from operations....         (9,980,804)          1,013,725        (20,720,551)          1,841,003

Other:
 Interest income (expense), net..         (2,421,507)            354,622         (4,765,869)            792,818
                                        ------------         -----------       ------------         -----------

Income (loss) before income tax
 provision.......................        (12,402,311)          1,368,347        (25,486,420)          2,633,821


Income tax provision (benefit)...         (1,441,100)              4,509         (2,906,303)             12,482
                                        ------------         -----------       ------------         -----------

Net income (loss)................       $(10,961,211)        $ 1,363,838       $(22,580,117)        $ 2,621,339
                                        ============         ===========       ============         ===========

Net income (loss) per share:
 Primary.........................             ($0.76)              $0.15             ($1.57)              $0.29
                                        ============         ===========       ============         ===========

Average common shares and
 equivalents                              14,433,291           9,170,201         14,378,116           9,131,432
                                        ============        ============       ============         ===========

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

See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Six months ended
                                                     ----------------------------------------------
                                                           June 30,                 June 30,
                                                           1997 (1)                   1996
                                                     ---------------------   ----------------------

OPERATING ACTIVITIES
Net income (loss).................................           $(22,913,606)            $  2,621,339
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization of plant,
       equipment, leasehold improvements and
       demonstration systems......................              3,358,900                  754,158
    Amortization of intangibles...................              1,807,898                       --
    Amortization of financing costs...............                348,768                       --
    In-process technology.........................              2,974,410                       --
    Deferred income taxes.........................             (3,048,428)                      --
    Changes in operating assets and liabilities:
      Accounts receivable.........................             (2,339,431)              (8,168,284)
      Inventories.................................             11,883,141               (7,431,141)
      Demonstration systems.......................             (1,629,336)              (1,710,425)
      Prepaid expenses............................                797,499                 (362,483)
      Accounts payable, other accrued expenses
          and other current liabilities...........            (11,041,893)               5,204,226
      Other liabilities...........................              2,370,430                       --
                                                             ------------    ---------------------
Net cash used in operating activities.............            (17,431,648)              (9,092,610)

INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
 improvements.....................................             (6,175,294)              (4,818,233)

Proceeds from sales of short-term investments.....                824,309               12,450,129
Purchases of short-term investments...............             (2,471,951)             (13,556,678)
Other assets......................................               (867,232)              (1,115,477)
                                                             ------------             ------------
Net cash used in investing activities.............             (8,690,168)              (7,040,259)

FINANCING ACTIVITIES
Net borrowing (repayments) under bank
    credit lines..................................              6,533,858                       --
Proceeds from sale of preferred stock.............             15,775,000                       --
Proceeds from sale of common stock and warrants...              2,259,875                   89,273
Payments on capital lease obligations.............               (280,549)                (252,140)
                                                             ------------             ------------
Net cash used in financing activities.............             24,288,184                 (162,867)
                                                             ------------             ------------

Net decrease in cash and cash equivalents.........             (1,833,632)             (16,295,736)
Cash and cash equivalents at beginning of
  period..........................................             20,187,662               24,770,363
                                                             ------------             ------------
Cash and cash equivalents at end of period........           $ 18,354,030             $  8,474,627
                                                             ============             ============

(1) Includes the cash flows of Electrotech, which was acquired on November 15, 1996 (see Notes A of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

On November 15, 1996, the Company acquired all the issued and outstanding shares of Electrotech Limited and Electrotech Equipments Limited (collectively, "Electrotech"). Electrotech develops, manufactures, markets and services semiconductor fabrication equipment for the worldwide semiconductor manufacturing industry. The aggregate purchase price paid by the Company, excluding approximately $7,976,000 in acquisition costs, was $145,700,000 consisting of $75,000,000 paid in cash and the issuance of 5,600,000 shares of Common Stock of the Company with the estimated fair market value of $70,700,000, based on the quoted market price on the last day prior to the public announcement of the parties' agreement to the acquisition terms. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The Company's consolidated assets, liabilities and results of operations include the assets, liabilities, and operating results of Electrotech after, but not prior to, the November 15, 1996 acquisition date.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following:

                                             JUNE 30,           December 31,
                                               1997                 1996
                                        ------------------   ------------------

Components...........................          $23,096,208          $17,754,456
Work in process......................           18,446,091           32,993,125
Finished goods.......................               93,194            3,089,550
                                               -----------          -----------

                                               $41,635,493          $53,837,131
                                               ===========          ===========

NOTE C - DEMONSTRATION SYSTEMS

Demonstration Systems represent completed systems at certain strategic customer sites, "Beta Sites". The Company provides these demonstration systems at no charge for a specified evaluation period. All operating costs incurred during the evaluation period are paid by the customer. At the conclusion of the agreed upon evaluation period, provided that the equipment performs to specifications, management expects that the customer will purchase the system, though they are not obligated to do so. Demonstration Systems are stated at the lower of cost or estimated net realizable value and are depreciated on a straight line method over four years, if they are not sold after one year.

                           Trikon Technologies, Inc.

NOTE D - PMT CVD PARTNERS, L.P. AGREEMENT

In the first quarter of fiscal 1997, the Company determined that certain characteristics of the CVD technology of Electrotech known as "Flowfill" were superior to the high density plasma CVD processes then being pursued by a limited partnership sponsored by the Company (the "Limited Partnership") pursuant to the R&D Agreement (the R&D Agreement) entered into as of March 29, 1996 between the Limited Partnership and the Company (under which the Company performs all research and development work for the Limited Partnership). The Company decided to discontinue further research and development work under the R&D Agreement and instead focus its consolidated efforts, on its own behalf and not on behalf of the Limited Partnership, upon the Flowfill CVD technology used in the Electrotech equipment. Accordingly, a settlement of any and all rights and claims by the limited partners of the Limited Partnership was made on June 30, 1997 to terminate the R&D agreement and all related agreements, and purchase the Limited Partnership for 679,680 shares of common stock. The assets acquired included approximately $2.2 million of cash and approximately $3.0 million of in-process research and development which was recorded as a one-time charge in research and development expense for the quarter ended June 30, 1997.

NOTE E - IMPACT ON FINANCIAL STATEMENTS OF RECENTLY ISSUED ACCOUNTING
STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded and the calculation will be referred to as basic earnings per share. Basic earnings (loss) per share under Statement 128 would have been $0.16 and $0.30 per share for the three and six months ending June 30, 1996 and would be the same as primary loss per share for the three and six months ending June 30, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE F - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive. The weighted average number of shares used in the computation for the three and six months ended June 30, 1997 excludes common equivalent shares from options and warrants because they would be antidilutive.

NOTE G - LINE OF CREDIT AND LONG-TERM DEBT

On November 15, 1996 the Company entered into a senior secured credit agreement with certain banks in the United States and United Kingdom (the "Working Capital Facility") that permits the Company and its U.K. subsidiary to borrow up to an aggregate of $35.0 million, subject to certain borrowing base limitations based on eligible accounts receivable and,as noted below, subject to the provisions of a recent waiver from the lending banks. As of June 30, 1997, the Company had $16.3 million in outstanding borrowings under the Working Capital Facility.

The Working Capital Facility places certain restrictions on the Company, which among other things, prohibit the Company from paying cash dividends, limit the amount of capital expenditures and require the Company to comply with certain financial ratios and covenants. At December 31, 1996 and March 31, 1997, the Company was not in compliance with certain financial ratio requirements which were waived by its lenders as of December 31, 1996 and March 31, 1997 and for the year and quarter then ended, which waivers expired May 31, 1997, provided that the Company meet certain financial obligations. Various amendments were made to the Working Capital Facility, effective June 30, 1997, including the revision of its financial ratio requirements and covenants for its duration. At June 30, 1997, the Company was again out of compliance with certain financial ratios and covenants established under the amended Working Capital

                           Trikon Technologies, Inc.

Facility. Its lenders have granted the Company a waiver of such financial ratio and covenant violations through August 31, 1997. This waiver suspends the obligations of the lending banks to advance any further funds under the Working Capital Facility.

In connection with the acquisition of Electrotech, the Company issued $86,250,000 of Convertible Subordinated Notes (the "Convertible Notes"). The Convertible Notes bear interest at 7 1/8% which is payable in semi-annual installments beginning on April 15, 1997. Since January 1997, the Convertible Notes have borne an additional 0.5% interest per annum due to the Company's noncompliance with certain registration rights of the Convertible Notes.

The convertible Notes contain certain provisions which, upon the occurrence of an "Event of Default", as defined, could cause the Convertible Notes to become due and payable immediately. Such an event of Default would occur if, among other things, the Company were to default on the Working Capital Facility or any other secured indebtedness, as defined, caused by the failure to pay principal and interest payments when due or resulting from the acceleration of any such indebtedness prior to its express maturity in excess of $10.0 million. The Convertible Notes have been classified as long-term debt under the presumption that non-compliance with the Working Capital Facility will be waived by the lending banks such that the indebtedness under the Working Capital Facility will not be in default or accelerated over the coming year.

NOTE H - PREFERRED STOCK

During the quarter ended June 30, 1997, the Company commenced a private offering (the "Private Placement") of shares of its newly-authorized Series G Preferred Stock together with three-year warrants to purchase Common Stock at an exercise price of $8.00 per share (the "Warrants"). Investors in the Private Placement received Warrants exercisable for a number of shares of Common Stock equal to 30% of the number of shares of Series G Preferred Stock purchased, at a total price of $6.75 per share of Series G Preferred Stock. The Series G Preferred Stock has a liquidation preference of $6.75 per share which is generally applicable to any liquidation or acquisition of the Company, such that the Series G Preferred Stock receives the first $6.75 per share of available proceeds, the shares of Common Stock then receive the next $6.75 per share, and thereafter the Series G Preferred Stock and the Common Stock share any remaining proceeds pro rata (on an as-converted basis assuming conversion of all of the Series G Preferred Stock into Common Stock). The Series G Preferred Stock is convertible at the option of the holders on a share-for-share basis into Common Stock commencing September 30, 1997 (subject to anti-dilution adjustments), bears no dividend, (except as may be paid on the Common Stock into which it is convertible) and will be automatically converted into Common Stock on June 30, 2000.

The Articles of Incorporation of the Company provide that, except for any amendment, alteration or repeal of the preferences, privileges, special rights or other powers of the Series G Preferred Stock or the authorization of any other preferred stock (all of which require the approving vote of a majority of the Series G Preferred Stock voting as a separate class), the Series G Preferred Stock and the Common Stock vote together as a single class, with each share of Series G Preferred Stock being entitled to that number of votes equal to the number of shares of Common Stock into which it is then convertible (presently, one vote per share). Additionally, the purchasers of the Series G Preferred Stock have entered into a ten-year Voting Agreement with the Company pursuant to which they have agreed that, if a separate class vote of the Series G Preferred Stock is required by law (rather than by the Articles of Incorporation of the Company), and if the proposal being presented to the shareholders has been approved by the Board of Directors and approved by the vote of the holders of the Common Stock and Series G Preferred Stock voting as a single class as described above, they will vote their shares of Series G Preferred Stock in favor of such proposal when voting the Series G Preferred Stock as a separate class.

At a first closing of the Private Placement on June 30, 1997, the Company sold an aggregate of 2,444,442 shares of Series G Preferred Stock (together with Warrants to purchase an aggregate of 733,332 shares of

                           Trikon Technologies, Inc.

Common Stock) with gross proceeds to the Company of approximately $16,500,000. Subsequent to the close of the quarter, an additional 499,999 shares of Series G Preferred Stock (together with warrants to purchase an aggregate of 149,999 shares of Common Stock) were sold with additional gross proceeds to the Company of approximately $3,375,000.

                           Trikon Technologies, Inc.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain risks and uncertainties, including challenges from the Company's competition that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry. These products are used for etch, chemical vapor deposition (CVD), and physical vapor deposition (PVD) applications. The etch systems consist of the PINNACLE 8000R and PINNACLE 8000R(TM) systems (selling price between $1,800,000 for a standard two-module system to $3,400,000 for a four-module system), the Omega(TM) 201-2 system (selling price between $700,000 and $1,400,000, depending on the configuration of the system), and a stand-alone MORI(TM) plasma source process module which lists for approximately $500,000. The Company's CVD products consist of the Delta 201 (selling price approximately $600,000), and the Planar 200 Flowfill(TM) system, selling price ranging between $1,400,000 and $2,500,000, depending on the configuration of the system. The Company's PVD products are the Sigma system (selling price ranges from $1,500,000 to $2,500,000) and the Sigma Forcefill(TM) whose selling price ranges from $3,500,000 to $4,000,000, depending on the configuration of the system.

The Omega(TM) 201-2 system, the Delta 201, the Planar 200 Flowfill(TM) and the Sigma and Sigma Forcefill(TM) products were obtained with the acquisition of Electrotech on November 15, 1996.

ELECTROTECH ACQUISITION. On November 15, 1996, the Company acquired (the "Acquisition") Electrotech Limited and Electrotech Equipments Limited (collectively, "Electrotech"), privately-owned United Kingdom companies founded in 1968, for an aggregate consideration of $75.0 million in cash and 5,600,000 shares of Common Stock, with an estimated fair market value of $70.7 million, based on the closing sales price of a share of Common Stock on the Nasdaq National Market on the last day prior to the public announcement of the parties' agreement to the terms of the Acquisition. Electrotech develops, manufactures, markets and services semiconductor fabrication equipment with products and technologies for etch, CVD and PVD applications. The Acquisition expanded the Company's product lines and its sales and service organization which has enabled the Company to have a greater presence throughout the United States, Europe and Asia.

                           Trikon Technologies, Inc.


RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of revenues for the period indicated. Results for the periods ended June 30, 1996 do not reflect the Acquisition and therefore do not include the results of Electrotech.

                                                 Three months ended                         Six months ended
                                       ---------------------------------------   ---------------------------------------
                                            June 30,             June 30,             June 30,             June 30,
                                              1997                 1996                 1997                 1996
                                       ------------------   ------------------   ------------------   ------------------


Product revenues....................               100.0%                95.7%               100.0%                95.5%
Contract revenues...................                  --%                 4.3%                  --%                 4.5%
                                                  ------                -----               ------                -----
Total revenues......................               100.0%               100.0%               100.0%               100.0%
Cost of sales.......................                66.0%                50.5%                72.3%                48.6%
                                                  ------                -----               ------                -----
 Gross profit.......................                34.0%                49.5%                27.7%                51.4%

Operating expenses:
 Research and development...........                22.2%                17.0%                29.4%                18.9%
 Selling, general and
   administrative...................                43.7%                23.0%                49.5%                22.7%
 In-process technology..............                15.6%                  --%                 9.6%                  --%
 Amortization of intangibles........                 4.7%                  --%                 5.8%                  --%
                                                  ------                -----               ------                -----
 Total operating expenses...........                86.2%                40.0%                94.3%                41.6%
                                                  ------                -----               ------                -----
Income (loss) from operations.......               (52.2)%                9.5%               (66.6)%                9.8%
Interest income (expense), net......               (12.7)%                3.3%               (15.3)%                4.2%
                                                  ------                -----               ------                -----
Income (loss) before income tax
 provision..........................               (64.9)%               12.8%               (81.9)%               14.0%

Income tax provision (benefit)......                (7.5)%                 --%                (9.4)%                 .1%
                                                  ------                -----               ------                -----
Net income (loss)...................               (57.4)%               12.8%               (72.5)%               13.9%
                                                  ======                =====               ======                =====

Product Sales. Product sales for the second quarter of fiscal 1997 increased 87% to $19.1 million compared to $10.2 million for the second quarter of fiscal 1996. These increases were attributable to revenue derived from products acquired in the Company's acquisition of Electrotech. Shipments during the second quarter

                           Trikon Technologies, Inc.

of fiscal 1997 included ten of the Company's systems, as compared to five systems shipped during the second quarter of fiscal 1996. Product sales for the six month period ending June 30, 1997 increased 73% to $31.1 million as compared to $17.9 million for the six month period ending June 30, 1996. Product sales increased as a result of the shipment of fourteen systems for the six months ended June 30, 1997 as compared to nine systems for the six months ended June 30, 1996.

Sales outside of the United States accounted for approximately 28% and 80% of total revenue in the second quarters of fiscal years 1997 and 1996, respectively. Sales outside of the United States accounted for 30% and 76% of total revenue for the six months ending June 30, 1997 and 1996 respectively. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States will fluctuate significantly from quarter to quarter.

Contract Revenue. The Company received no contract revenue for the second quarter and six month period of fiscal 1997 as compared to $459,600 and $848,678 for the second quarter and six month period of fiscal 1996 respectively. The contract revenue received in fiscal 1996 was due to the March 1996 agreement between the Company and PMT CVD Partners, L.P. which the Company discontinued in the first quarter of 1997. (See Note D to Notes to Unaudited Condensed Consolidated Financial Statements). Because of the termination of this agreement, the Company will not receive any additional contract revenue associated with this agreement for the remainder of fiscal 1997 or otherwise.

Gross Margin on Product Sales. The Company's gross margin on product sales for the second quarter of fiscal 1997 was 34% as compared to 50% for the second quarter of fiscal 1996. For the six months ended June 30, 1997, gross margin on product sales was 28% as compared to 51% for the six months ended June 30, 1996. The decrease in gross margin was due in part to a low gross margin on Electrotech's products shipped in the first quarter of fiscal 1997 due to the write-up of Electrotech's inventory on hand, as of November 15, 1996, to the fair market value of such inventory resulting from the allocation of the Electrotech purchase price as required under Accounting Principles Board Opinion No. 16 ("APB No. 16"). The write-up increased cost of goods sold by approximately $1.4 million in the three months ended June 30, 1997 and $3.8 million in the six months ended June 30, 1997 as the related products were shipped. Excluding the charge to cost of goods sold relating to the APB No. 16 adjustment, gross profit margins on product sales for the three months and six months ended June 30, 1997 would have been 41% and 40% respectively. There is approximately $3.8 million in inventory that, as on June 30, 1997, relates to the write-up of inventory to the fair market value at the Acquisition date, based on APB No. 16. The $3.8 million write-up will increase cost of goods sold and continue to adversely affect gross margins as products are shipped from Electrotech in fiscal year 1997. Gross margins have also been negatively impacted due to issues related to the weakened product demand noted above, such as unabsorbed manufacturing overhead associated with the reduced units sold, and will continue to be adversely affected in 1997.

Research & Development Expenses. Research and development expenses for the second quarter of fiscal 1997 were $4.3 million, or 22% of total revenues compared to $1.8 million, or 17% of total revenues for the second quarter of fiscal 1996. Included in research and development expenses during the second quarter of fiscal 1997 is $2.3 million related to Electrotech. For the six months ended June 30, 1997, research and development expenses were $9.2 million, or 29.4% of total revenues as compared to $3.6 million, or 19% of total revenues for the six months ended June 30, 1996. The major focus of the Company's research and

                           Trikon Technologies, Inc.

development efforts during the first six months of fiscal 1997 was on the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of fiscal 1997 were $8.3 million or 44% of total revenues, compared to $2.4 million, or 23% of total revenues in the second quarter of fiscal 1996. Included in the fiscal 1997 second quarter expenses is $3.8 million in selling, general and administrative expenses related to Electrotech. The dollar increases were primarily due to the continued expansion of the Company's foreign operations, expenses incurred in the construction of a new facility in Newport, South Wales, and marketing support charges directed at communicating the organizations' developments to the marketplace. For the six months ended June 30, 1997, selling, general and administrative expenses were $15.4 million, or 50% of total revenues as compared to $4.3 million, or 23% of total revenues for the six months ended June 30, 1996.

Income (Loss) From Operations. The Company realized a $10.0 million loss from operations, or 52% of total revenues, in the second quarter of fiscal 1997, as compared with a $1.0 million gain from operations, or 10% of total revenues, in the second quarter of fiscal 1996. The loss from operations in the second quarter of fiscal 1997 was due primarily to reduced sales in addition to the allocated cost of inventory charged through cost of goods sold during the second quarter of fiscal 1997 of $1.4 million related to the Electrotech inventory write-up. Also, as noted above, a $3.0 million charge was incurred in connection with the purchase of PMT CVD Partners, L.P., and lower margins were recognized for the shipments of the systems. For the six months ended June 30, 1997, the Company realized a $20.7 million loss from operations, or 67% of total revenues, compared with a $1.8 million gain from operations, or 10% of total revenues, for the six months ended June 30, 1996. The Company anticipates that operating results will continue to be unfavorably impacted by continued weak product demand, as discussed above, and also approximately $3.8 million in the remaining two quarters of fiscal 1997 due to the write-up of Electrotech's inventory required by APB No. 16 as discussed above.

Interest Income/Expense. Interest income decreased to $0.1 million in the second quarter of fiscal 1997 from $0.4 million in the second quarter of fiscal 1996. For the six months ended June 30, 1997 interest income was $0.5 million as compared to $0.9 million for the six months ended June 30, 1996. This was due to lower cash balances during the 1997 periods.

Interest Expense increased to $2.5 million in the second quarter of fiscal 1997 from $0.1 million in the second quarter of fiscal 1996. For the six months ended June 30, 1997 interest expense increased to $5.1 million as compared to $0.1 million for the six months ended June 30, 1996. This was due to the accrual of interest payable to the holders of the $86.3 million of convertible debt raised to fund part of the purchase price of the Acquisition. In addition, interest expense was recorded for the utilization of the purchase price of the Working Capital Facility during the first half of fiscal 1997.

Income Taxes. The Company recorded a $1.4 million tax benefit in the second quarter of fiscal 1997 compared to the recording of a nominal income tax provision in the second quarter of fiscal 1996. For the six months ended June 30, 1997, the Company has recorded a $2.9 million tax benefit as compared to the recording of a nominal income tax provision for the six months ended June 30, 1996. The tax benefit represents the combination of a foreign tax benefit associated with Electrotech's operating loss and the reversal of deferred tax credits established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Electrotech assets acquired. The effective tax rate differs from the statutory Federal tax rate due to certain one-time nondeductible charges and losses for which no benefit has been provided. The Company's ability to use its domestic and foreign net operating losses and credit

                           Trikon Technologies, Inc.

carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions.

The Company has operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, the Company's consolidated effective tax rate may increase to the extent it reports tax losses for some subsidiaries and taxable income for others. The subsidiaries are subject to taxation in countries where they operate, and such operations generally are taxed at rates similar to or higher than tax rates in the United States. The payment of dividends or distributions by the subsidiaries to the United States would be subject to withholding taxes in the country of domicile and may be mitigated under the terms of relevant double tax treaties.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 the Company had $21.5 million in cash, cash equivalents and short-term investments, compared to $21.7 million at December 31, 1996. The slight decrease in cash, cash equivalents and short-term investments resulted from the use of cash in operating activities of $17.4 million, and $8.7 million of cash used in investing activities, offset by $24.3 million of cash provided from financing activities, including the Private Placement of $16.5 million of Series G Preferred Stock and Warrants. (See Note H to Notes to Unaudited Condensed Consolidated Financial Statements).

On November 15, 1996 the Company entered into a three-year senior secured credit facility with certain domestic and U.K. lenders (the "Working Capital Facility") that permits the Company and its subsidiaries to borrow an aggregate of up to $35.0 million, subject to borrowing base limitations, based upon eligible accounts receivable (and subject to the recent suspension of the banks future lending obligations discussed below). As of June 30, 1997, the Company had approximately $16.3 million in outstanding borrowings under the Working Capital Facility. The Working Capital Facility places certain restrictions on the Company, which among other things prohibits the Company from paying cash dividends, limits the amount of capital expenditures and requires the Company to comply with certain financial ratios and covenants.

At December 31, 1996, and March 31, 1997, the Company was out of compliance with certain financial ratios and covenants established under the Working Capital Facility. The lenders had granted the Company a waiver of such covenant violations as of December 31, 1996 and March 31, 1997 and for the year and quarter then ended, which waivers expired June 30, 1997. Concurrent with the June 30, 1997 first closing of the Private Placement, the Company entered into an amendment agreement with its lending banks (the "Amendment") to amend its secured bank credit facility (the "Working Capital Facility") which Amendment, among other things, revised certain financial ratios and covenants as to which the Company had previously been in default. In connection with and as consideration for the Amendment, the Company issued to the lending banks and their administrative agent, warrants to purchase an aggregate of 178,182 shares of Common Stock at an exercise price of $6.75 per share.

As a result of the substantial loss incurred during the June 30, 1997 quarter, the Company is now out of compliance with the amended financial ratio and covenants requirements set forth in the Amendment, but has received a waiver from its lending banks which extends through August 31, 1997. This waiver suspends the obligation of the lending banks to advance any further funds under the Working Capital Facility. In light of the limited time period of the bank waiver and the fact that there can be no assurance that the Company will be able to comply with the amended bank covenants for any subsequent quarterly periods, the continued cooperation of its lending banks in granting waivers of covenant non-compliance will be critical to the Company's ability to maintain its operations in the ordinary course, and there can be no assurance that the banks will continue to grant such waivers.

As previously disclosed, in early 1997 the Company determined that certain characteristics of the chemical vapor deposition ("CVD") technology of Electrotech known as "Flowfill" are superior to the high density

                           Trikon Technologies, Inc.

plasma CVD processes which were being pursued by PMT CVD Partners, L.P. (the "Limited Partnership"), a limited partnership sponsored by the Company for MORI(TM) CVD development pursuant to an R&D agreement (the "R&D Agreement") entered into as of March 29, 1996 between the Limited Partnership and the Company (under which the Company agreed to perform all research and development work for the Limited Partnership). Accordingly, during the first quarter of 1997, the Company decided to discontinue further research and development work under the R&D Agreement and instead focus its consolidated efforts, on its own behalf and not on behalf of the Limited Partnership, upon the FlowFill CVD technology used in the Electrotech equipment. Certain of the limited partners of the Limited Partnership asserted that this decision was inconsistent with the R&D Agreement and representations made by the Company in connection with the Limited Partnership and that, accordingly, a settlement of any and all claims that the limited partners of the Limited Partnership might have in connection with such discontinuation was appropriate.

Effective June 30, 1997 the Company acquired all of the outstanding limited partnership interests of the Limited Partnership and all of the share interests in the Limited Partnership's corporate general partner, in consideration of the Company's issuance of an aggregate of 679,680 shares of Common Stock of the Company pro rata to the limited partners of the Limited Partnership (excluding the Company). Pursuant to this transaction, all CVD technology which had been developed by the Limited Partnership prior to such discontinuation, together with approximately $2.2 million of unspent funds of the Limited Partnership, are now owned solely by the Company, and any and all claims that the limited partners of the Limited Partnership may have had in connection with the termination of the research and development project thereunder or otherwise relating to the Limited Partnership have been resolved.

During the quarter ended June 30, 1997, the Company commenced a private offering (the "Private Placement") of shares of its newly-authorized Series G Preferred Stock together with three-year warrants to purchase Common Stock at an exercise price of $8.00 per share (the "Warrants"). Investors in the Private Placement received Warrants exercisable for a number of shares of Common Stock equal to 30% of the number of shares of Series G Preferred Stock purchased, at a total price of $6.75 per share of Series G Preferred Stock. The series G Preferred Stock has a liquidation preference of $6.75 per share which is generally applicable to any liquidation or acquisition of the Company, such that the Series G Preferred Stock receives the first $6.75 per share of available proceeds, the shares of Common Stock then receive the next $6.75 per share, and thereafter the Series G Preferred Stock and the Common Stock share any remaining proceeds pro rata (on an as-converted basis assuming conversion of all of the Series G Preferred Stock into Common Stock). The Series G Preferred Stock is convertible at the option of the holders on a share-for-share basis into Common Stock commencing September 30, 1997 (subject to customary anti-dilution adjustments), bears no dividend, and will be automatically converted into Common Stock on June 30, 2000. The Company received gross proceeds of approximately $19,500,000 during and after the second quarter of 1997 from the Private Placement.

In connection with the acquisition of Electrotech, the Company issued $86,250,000 of Convertible Subordinated Notes (the "Convertible Notes"). The Convertible Notes contain certain provisions which provide that, upon the occurrence of an "Event of Default", as defined, could cause the Convertible Notes to become due and payable immediately. Such an Event of Default would occur if, among other things, the Company were to default on the Working Capital Facility or any other secured indebtedness, as defined, caused by the failure to pay principal and interest payments when due or resulting in the acceleration of any such indebtedness prior to its express maturity in excess of $10.0 million.

Electrotech has leased a 102,000 square foot facility into which it moved certain of its sales, customer support and financing operations in January 1996. Most of the facility is currently in use, and the remaining space is being built out with a view to full occupancy towards the end of 1997.

The Company anticipates that it will spend approximately $9.0 million for capital expenditures for the months remaining in fiscal 1997. This is expected to include investments in demonstration and test equipment, information systems, leasehold improvements and other capital items that should enable the

                           Trikon Technologies, Inc.

Company to expand its ability to support and develop new products and services. In addition, the Company expects to increase its investment in inventory of evaluation systems at customer sites.

The Company believes that cash provided or available from operations, current borrowings under the Working Capital Facility, funds generated by the Private Placement, and other sources, including cash, cash equivalents and short-term investments on hand, will be sufficient to support the Company's liquidity needs over the next twelve months, subject to the continued cooperation of the Company's lending banks in granting waivers of non-compliance with the financial ratio requirements of the Working Capital Facility. There can be no assurance that the banks will continue to grant such waivers.

                           Trikon Technologies, Inc.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 2  CHANGES IN SECURITIES

During the quarter ended June 30, 1997, the Company commenced a private offering (the "Private Placement") of shares of its newly-authorized Series G Preferred Stock (Series A through F having been previously issued and automatically converted into Common Stock upon the Company's initial public offering) together with three-year warrants to purchase Common Stock at an exercise price of $8.00 per share (the "Warrants"). Investors in the Private Placement received Warrants exercisable for a number of shares of Common Stock equal to 30% of the number of shares of Series G Preferred Stock purchased, at a total price of $6.75 per share of Series G Preferred Stock. The Series G Preferred Stock has a liquidation preference of $6.75 per share which is generally applicable to any liquidation or acquisition of the Company, such that the Series G Preferred Stock receives the first $6.75 per share of available proceeds, the shares of Common Stock then receive the next $6.75 per share, and thereafter the Series G Preferred Stock and the Common Stock share any remaining proceeds pro rata (on an as-converted basis assuming conversion of all of the Series G Preferred Stock into Common Stock). The Series G Preferred Stock is convertible at the option of the holders on a share-for share basis into Common Stock commencing September 30, 1997 (subject to anti-dilution adjustments), bears no dividend (except as may be paid on the Common Stock into which it is convertible), and will be automatically converted into Common Stock on June 30, 2000.

The Company's Articles of Incorporation provide that, except for any amendment, alteration or repeal of the preferences, privileges, special rights or other powers of the Series G Preferred Stock or the authorization of any other preferred stock (all of which require the approving vote of a majority of the Series G Preferred Stock voting as a separate class), the Series G Preferred Stock and the Common Stock vote together as a single class, with each share of Series G Preferred Stock being entitled to that number of votes equal to the number of shares of Common Stock into which it is then convertible (presently, one vote per share). Additionally, the purchasers of the Series G Preferred Stock have entered into a ten-year Voting Agreement with the Company pursuant to which they have agreed that, if a separate class vote of the Series G Preferred Stock is required by law (rather than by the Articles of Incorporation of the Company), and if the proposal being presented to the shareholders has been approved by the Board of Directors and approved by the vote of the holders of the Common Stock and Series G Preferred Stock voting as a single class as described above, they will vote their shares of Series G Preferred Stock in favor of such proposal when voting the Series G Preferred Stock as a separate class.

At a first closing of the Private Placement on June 30, 1997, the Company sold an aggregate of 2,444,442 shares of Series G Preferred Stock (together with Warrants to purchase an aggregate of 733,332 shares of Common Stock) with gross proceeds to the Company of approximately $16,500,000. Subsequent to the close of the quarter, an additional 499,999 shares of Series G Preferred Stock (together with warrants to purchase an aggregate of 149,999 shares of Common Stock) were sold with additional gross proceeds to the Company of approximately $3,375,000.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

At June 30, 1997, the Company was out of compliance with certain financial ratios and covenants established under its amended three-year senior secured credit facility with certain domestic and U.K. lenders entered into on November 15, 1996 (the "Working Capital Facility") and amended June 30, 1997. The Company has obtained from its lending banks waivers of such covenant violations until August 31, 1997. The Company has not defaulted in respect of the payment of any principal or interest on the Working Capital Facility. As of June 30, 1997, outstanding borrowings on the Working Capital Facility were approximately $16.3 million.

                           Trikon Technologies, Inc.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are included herein:

Exhibit
Number                                         Description
------                                         -----------
3.1          Seventh Restated Articles of Incorporation of the Company

3.2          Certificate of Ownership of Plasma & Materials Technologies, Inc.
             amending the Company's Seventh Restated Articles of Incorporation to effect the change of its name to "Trikon Technologies, Inc."

3.4          Certificate of Determination of the Company's Series G Preferred
             Stock, as amended to date

4.6          Form of Common Stock Purchase Warrant issued under the Stock
             Purchase Agreement (as defined below) as of June 27, 1997

4.7          Form of Common Stock Purchase Warrant issued under the Stock
             Purchase Agreement as of June 27, 1997

4.8 Form of Common Stock Purchase Warrant issued to the lenders under First Amendment to the Credit Agreement (as defined below)

10.23        Stock Purchase Agreement dated as of June 27, 1997 (the "Stock
             Purchase Agreement"), by and among the Company and the persons listed on Schedule 1 thereto

10.24 Form of Voting Agreement dated as of June 27, 1997 by and among the Company and the investors under the Stock Purchase Agreement

10.25 First Amendment (Waiver and Consent) dated as of June 27, 1997 among the Company, Trikon Technologies Limited, Trikon Equipments
             Limited, NationsBank of Texas, N.A., Lloyds Bank Plc and the lenders listed therein, relating to the Credit Agreement dated as of November 15, 1996 among the same parties

10.26        Partnership Interest and Share Purchase Agreement dated as of June
             __, 1997 by and among the Company, SBIC Partners, L.P., Norwest
             Equity Partners, V and R&M Partners/CVD, G.P.

11.1         Computation of Per Share Earnings

27.1         Financial Statement Data

  (b)  Reports on Form 8-K:

       None.

                           Trikon Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TRIKON TECHNOLOGIES, INC.



Date   August 14, 1997                  /s/ Dr. Gregor A. Campbell
       ---------------                  ----------------------------------------
                                        Dr. Gregor A. Campbell
                                        Chief Executive Officer
                                        Vice President and Principal
                                        Financial Officer

                           Trikon Technologies, Inc.

                                 EXHIBIT INDEX



Exhibit                                                                                          Page
Number                                           Description                                     Number
------                                           -----------                                     ------
3.1            Seventh Restated Articles of Incorporation of the Company......................

3.2            Certificate of Ownership of Plasma & Materials Technologies, Inc. amending the
               Company's Seventh Restated Articles of Incorporation to effect the change of its name to "Trikon Technologies, Inc."........................................

3.4            Certificate of Determination of the Company's Series G Preferred Stock, as
               amended to date................................................................

4.6            Form of Common Stock Purchase Warrant issued under the Stock Purchase
               Agreement (as defined below) as of June 27, 1997...............................

4.7            Form of Common Stock Purchase Warrant issued under the Stock Purchase
               Agreement as of June 27, 1997..................................................

4.8            Form of Common Stock Purchase Warrant issued to the lenders under First
               Amendment to the Credit Agreement (as defined below)...........................

10.23          Stock Purchase Agreement dated as of June 27, 1997 (the "Stock Purchase
               Agreement"), by and among the Company and the persons listed on Schedule 1 thereto........................................................................

10.24          Form of Voting Agreement dated as of June 27, 1997 by and among the Company and the investors under the Stock Purchase Agreement...........................

10.25          First Amendment (Waiver and Consent) dated as of June 27, 1997 among the
               Company, Trikon Technologies Limited, Trikon Equipments Limited, NationsBank
               of Texas, N.A., Lloyds Bank Plc and the lenders listed therein, relating to the Credit Agreement dated as of November 15, 1996 among the same parties......

10.26          Partnership Interest and Share Purchase Agreement dated as of
               June __, 1997 by and among the Company, SBIC Partners, L.P.,
               Norwest Equity Partners, V and R&M Partners/CVD, G.P...........................

11.1           Computation of Per Share Earnings..............................................

27.1           Financial Statement Data.......................................................