Form 10-Q
period 1997-09-30
TRIKON TECHNOLOGIES INC
filed 1997-11-14
CIK 868326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q


[Mark one]
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to
                                      _________    _________

       Commission File Number:  0-26482

                           TRIKON TECHNOLOGIES, INC.
       ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                            95-4054321
       -------------------                                    -----------------
     (State or other jurisdiction of                (IRS Employer Identification
     incorporation or organization)                  number)

              9255 Deering Avenue, Chatsworth, California  91311
             ------------------------------------------------------
             (Address of principle executive offices)    (Zip Code)

                                (818) 886-8000
                                --------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                               --       --

As of September 30, 1997, the total number of outstanding shares of the Registrant's common stock was 15,118,168.

                           Trikon Technologies, Inc.




                                           INDEX                                                            Page
                                           -----                                                          Number
----------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

   Item 1.   Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets at September 30, 1997 (unaudited)
                   and December 31, 1996                                                                  3

             Unaudited Condensed Consolidated Statements of Operations for the
                   Three Months ended September 30, 1997 and 1996 and for the Nine
                   Months ended September 30, 1997 and 1996                                               4

             Unaudited Condensed Consolidated Statements of Cash Flows for the
                   Nine Months ended September 30, 1997 and 1996                                          5

             Notes to Unaudited Condensed Consolidated Financial Statements                               6

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                       11

PART II.     OTHER INFORMATION                                                                           18

   Item 3.   Defaults upon Senior Securities                                                             18

   Item 6.   Exhibits and Reports on Form 8-K                                                            18

SIGNATURE PAGE                                                                                           19

EXHIBITS                                                                                                 20

                           Trikon Technologies, Inc.


              ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                  1997               1996 (1)
                                                           ------------------   ------------------
                                                              (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents.............................       $   7,730,233        $  20,187,662
  Short-term investments................................           6,353,292            1,464,165
  Accounts receivable, net of reserves..................          19,209,704           27,229,806
  Inventories, net of reserves..........................          45,041,241           53,837,131
  Other current assets..................................           3,552,765            4,723,449
                                                               -------------        -------------
         Total current assets...........................          81,887,235          107,442,213

Property, equipment and leasehold improvements,
  net of accumulated depreciation and amortization......          32,672,026           28,743,886
Demonstration systems, net of accumulated
  depreciation..........................................           6,395,910            6,080,431
Intangible assets, net of accumulated amortization......          37,097,234           40,484,079
Other assets............................................           1,217,147              429,596
                                                               -------------        -------------
Total assets............................................       $ 159,269,552        $ 183,180,205
                                                               =============        =============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses.................       $  16,646,184        $  24,114,756
  Bank credit line......................................          14,567,366           14,151,000
  Other current liabilities.............................           9,924,987           12,661,580
                                                               -------------        -------------
         Total current liabilities......................          41,138,537           50,927,336

Convertible subordinated notes..........................          86,250,000           86,250,000
Other non-current liabilities...........................          12,995,773           14,754,721

Commitments and contingencies

Shareholders' equity:
  Preferred Stock
    Authorized shares -- 20,000,000,
       3,125,000 designated as Series G Preferred
       Stock -- $6.75 per share liquidation
       preference
    Series G Preferred issued and outstanding --
       2,962,032 at September 30, 1997..................          19,547,592                   --
  Common Stock, no par value:
    Authorized shares -- 50,000,000
    Issued and outstanding -- 15,118,168 at
       September 30, 1997 and 14,310,410 at
       December 31, 1996................................         137,766,446          131,873,023
  Cumulative translation................................            (351,103)           1,412,200
  Accumulated deficit...................................        (138,077,693)        (102,037,075)
                                                               -------------        -------------
Total shareholders' equity..............................          18,885,242           31,248,148
                                                               -------------        -------------
Total liabilities and shareholders' equity..............       $ 159,269,552        $ 183,180,205
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

See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.


          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                    --------------------------------------   --------------------------------------
                                      SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                         1997 (1)              1996               1997 (1)              1996
                                    ------------------   -----------------   ------------------   -----------------

Revenues:
   Product revenues....................  $ 12,656,560           $7,904,906        $ 43,719,799          $25,851,165
   Contract revenues...................            --              918,449                  --            1,767,127
                                           ----------           ----------         -----------
                                           12,656,560            8,823,355          43,719,799           27,618,292

Costs and expenses:
   Cost of goods sold..................     9,159,222            3,863,568          31,626,066           12,991,004
   Research and development............     4,259,185            1,992,661          13,413,880            5,449,346
   Selling, general and administrative.     9,823,355            2,755,340          25,203,296            7,125,153
   Purchased in-process technology.....            --                   --           2,974,410                   --
   Amortization of intangibles.........       903,950                   --           2,711,848                   --
                                         ------------           ----------        ------------          -----------
                                           24,145,712            8,611,569          75,929,500           25,565,503
                                         ------------           ----------        ------------          -----------
Income (loss) from operations..........   (11,489,152)             211,786         (32,209,701)           2,052,789

Other:
   Interest income (expense), net          (2,812,824)             293,880          (7,578,695)           1,086,698
                                         ------------           ----------        ------------          -----------
Income (loss) before income tax
 provision (benefit)...................   (14,301,976)             505,666         (39,788,396)           3,139,487


Income tax provision (benefit).........      (841,475)               4,495          (3,747,778)              16,977
                                         ------------           ----------        ------------          -----------

Net income (loss)......................  $(13,460,501)          $  501,171        $(36,040,618)         $ 3,122,510
                                         ============           ==========        ============          ===========

Net income (loss) per share:
   Primary.......................              ($0.75)               $0.06              ($2.32)               $0.34
                                         ============           ==========        ============          ===========

Average common shares and

 equivalents.....................          17,902,391            9,103,103          15,565,784            9,120,709
                                         ============           ==========        ============          ===========

(1) Includes the results of operations of Trikon Equipments Limited and Trikon Limited (collectively, "Trikon Limited"), which was acquired on November 15, 1996 (see Note A of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                     ---------------------------------------------
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                            1997 (1)                 1996
                                                     --------------------      -------------------
OPERATING ACTIVITIES
Net income (loss).................................           $(36,040,618)            $ 3,122,510
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization of plant,
       equipment, leasehold improvements and
       demonstration systems......................              5,177,973               1,199,912
    Amortization of intangible assets.............              2,772,094                       -
    Amortization of financing costs...............                614,751                       -
    Purchased in-process technology...............              2,974,410                       -
    Deferred income taxes.........................             (3,420,093)                      -
    Changes in operating assets and liabilities:
      Accounts receivable.........................              7,818,961              (8,096,151)
      Inventories.................................              8,394,774             (10,311,960)
      Demonstration systems.......................             (1,326,587)             (3,110,975)
      Other current assets........................              1,095,166                (270,949)
      Accounts payable, accrued expenses
          and other current liabilities...........            (10,439,454)              7,965,165
      Other liabilities...........................              1,883,137                       -
                                                             ------------            ------------
Net cash used in operating activities.............            (20,495,486)             (9,502,448)

INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
 improvements.....................................             (8,571,543)             (6,548,355)
Proceeds from sales of short-term investments.....              1,216,156              19,914,800
Purchases of short-term investments...............             (6,113,072)            (18,481,907)
Other assets......................................               (381,847)             (2,476,735)
                                                             ------------            ------------
Net cash used in investing activities.............            (13,850,306)             (7,592,197)

FINANCING ACTIVITIES
Net borrowings (repayments) under bank
    credit line...................................                416,366                       -
Proceeds from sale of Series G Preferred Stock,
 net..............................................             19,547,592                       -
Proceeds from sale of common stock and warrants...              2,328,570                 132,902
Payments on capital lease obligations.............               (404,165)               (358,977)
                                                             ------------            ------------
Net cash provided by (used in) financing                       21,888,363                (226,075)
 activities.......................................           ------------            ------------
Net decrease in cash and cash equivalents.........            (12,457,429)            (17,320,720)

Cash and cash equivalents at beginning of
  period..........................................             20,187,662              24,770,363
                                                             ------------            ------------
Cash and cash equivalents at end of period........           $  7,730,233            $  7,449,643
                                                             ============            ============

(1) Includes the cash flows of Trikon Limited, which was acquired on November 15, 1996 (see Note A of Notes to Condensed Consolidated Financial Statements).

See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

On November 15, 1996, the Company acquired all the issued and outstanding shares of Electrotech Limited and Electrotech Equipments Limited. During the second quarter of 1997, Electrotech Limited and Electrotech Equipments Limited changed their names to Trikon Limited and Trikon Equipments Limited (collectively "Trikon Limited"). Trikon Limited develops, manufactures, markets and services semiconductor fabrication equipment for the worldwide semiconductor manufacturing industry. The aggregate purchase price paid by the Company, excluding approximately $7,976,000 in acquisition costs, was $145,700,000 consisting of $75,000,000 paid in cash and the issuance of 5,600,000 shares of Common Stock of the Company with an estimated fair market value of $70,700,000, based on the quoted market price on the last day prior to the public announcement of the parties' agreement to the acquisition terms. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The Company's consolidated assets, liabilities and results of operations include the assets, liabilities, and operating results of Trikon Limited after, but not prior to, the November 15, 1996 acquisition date.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. A number of factors, including the Company's history of significant losses, negative cash flows, the termination of the company's Working Capital Facility (as defined below) and the debt service costs associated with the Company's historically high level of debt, raise substantial doubts about the Company's ability to continue as a going concern. (See Note J)

On November 12, 1997, the Company announced plans to reorganize the Company's U.S. etch operations, with the goal of reducing costs, helping the Company to return to profitability and to generate future postive cash flow. (See Note J)

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following:

                                             SEPTEMBER 30,          December 31,
                                                 1997                   1996
                                             -------------         ------------

Components...........................          $22,114,737          $17,754,456
Work in process......................           20,536,410           32,993,125
Finished goods.......................            2,390,094            3,089,550
                                               -----------          -----------

                                               $45,041,241          $53,837,131
                                               ===========          ===========

NOTE C - DEMONSTRATION SYSTEMS

Demonstration Systems represent completed systems at certain strategic customer sites, "Beta Sites". The Company provides these demonstration systems at no charge for a specified evaluation period. All operating costs incurred during the evaluation period are paid by the customer. At the conclusion of the agreed upon evaluation period, provided that the equipment performs to specifications, management expects that the customer will purchase the system, though they are not obligated to do so. If the system is returned, it is refurbished for resale or used for research and development. Demonstration systems are

                           Trikon Technologies, Inc.

stated at the lower of cost or estimated net realizable value and are depreciated on a straight line method over four years, if they are not sold after one year.


NOTE D - PMT CVD PARTNERS, L.P. AGREEMENT

In the first quarter of fiscal 1997, the Company determined that certain characteristics of the CVD technology of Trikon Limited, known as "Flowfill", were superior to the high density plasma CVD processes then being pursued by a limited partnership sponsored by the Company (the "Limited Partnership") pursuant to an R&D Agreement (the "R&D Agreement") entered into as of March 29, 1996 between the Limited Partnership and the Company (under which the Company performed all research and development work for the Limited Partnership). The Company decided to discontinue further research and development work under the R&D Agreement and instead focus its consolidated efforts, on its own behalf and not on behalf of the Limited Partnership, upon the Flowfill CVD technology used in the Trikon Limited equipment. Accordingly, a settlement of any and all rights and claims by the limited partners of the Limited Partnership was made on June 30, 1997 to terminate the R&D Agreement and all related agreements, and purchase all of the outstanding interests in the Limited Partnership for 679,680 shares of common stock (the "LP Shares"). The assets acquired included approximately $2.2 million of cash and approximately $3.0 million of in-process research and development which was recorded as a one-time charge as purchased in-process technology expense in the quarter ended June 30, 1997. In connection with the purchase of all of the outstanding interests in the Limited Partnership, the Company agreed to cause a registration statement covering the LP Shares filed under the Securities Act of 1933, as amended (the "Securities Act"), to become effective on or prior to September 1, 1997. As of the date hereof, the Company has not filed such a registration statement, and as a result, the Company must pay the holders of the LP Shares liquidated damages in the amount of a one-time fee of $75,000, and an amount equal to $2,500 per day for each day after September 1, 1997 that such a registration statement has not become effective.

NOTE E - IMPACT ON FINANCIAL STATEMENTS OF RECENTLY ISSUED ACCOUNTING
STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted as of December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded and the calculation will be referred to as basic earnings per share. Basic earnings (loss) per share under Statement 128 would have been $0.06 and $0.36 per share for the three and nine months ending September 30, 1996 and would be the same as primary loss per share for the three and nine months ending September 30, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE F - INCOME TAXES

The tax benefit represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and the reversal of deferred tax credits established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Trikon Limited assets acquired. The effective tax rate differs from the statutory Federal tax rate due to certain one-time nondeductible charges and losses for which no benefit has been provided. The Company's ability to use its domestic and foreign net operating losses and credit carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions.

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

NOTE G - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive. The weighted average number of shares used in the computation for the three and nine months ended September 30, 1997 excludes common equivalent shares from options and warrants because they would be antidilutive.

NOTE H - LINE OF CREDIT AND LONG-TERM DEBT

On November 15, 1996 the Company entered into a three-year senior secured credit facility with certain domestic and U.K. lenders (the "Working Capital Facility") that permitted the Company and its subsidiaries to borrow an aggregate of up to $35.0 million, subject to borrowing base limitations, based upon eligible accounts receivable. As of September 30, 1997, the Company had approximately $14.6 million in outstanding borrowings under the Working Capital Facility. The Working Capital Facility placed certain restrictions on the Company, which, among other things, prohibited the Company from paying cash dividends, limited the amount of capital expenditures and required the Company to comply with certain financial ratios and covenants.

In connection with the acquisition of Trikon Limited, the Company issued $86,250,000 of Convertible Subordinated Notes (the "Convertible Notes"). The Convertible Notes bear interest at 7 1/8% which is payable in semi-annual installments beginning on April 15, 1997. Since January 1997, the Convertible Notes have borne an additional 0.5% interest per annum due to the Company's noncompliance with certain registration rights of the Convertible Notes.

The Convertible Notes contain certain provisions which, upon the occurrence of an "Event of Default" (as defined in the Convertible Notes) could cause the Convertible Notes to become due and payable immediately. Such an Event of Default would occur if, among other things, the Company were to default on the Working Capital Facility or any other secured indebtedness, as defined in the Convertible Notes, caused by the failure to pay principal and interest payments when due or resulting from the acceleration of any such indebtedness prior to its express maturity in excess of $10.0 million.

At December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997, the Company was out of compliance with certain financial ratios and covenants established under the Working Capital Facility. The lenders had granted the Company a waiver of such covenant violations as of December 31, 1996 and March 31, 1997 and for the year and quarter, respectively, then ended, which waivers expired June 30, 1997. Concurrent with the June 30, 1997 first closing of the Private Placement (as defined below), the Company entered into an amendment agreement with its lending banks (the "Amendment") to amend its Working Capital Facility. The Amendment, among other things, revised certain financial ratios and covenants as to which the Company had previously been in default. In connection with and as consideration for the Amendment, the Company issued to the lending banks and their administrative agent, warrants to purchase an aggregate of 178,182 shares of Common Stock at an exercise price of $6.75 per share.

As a result of the substantial loss incurred during the June 30, 1997 and September 30, 1997 quarters, the Company violated the financial ratio and covenants requirements set forth in the Amendment. The Company received waivers from its lending banks with regard to the June 30, 1997 covenant violations which extended the Working Capital Facility through September 30, 1997. Under the terms of one June 30, 1997 waiver, the lending banks suspended their obligation to advance any further funds under the Working Capital Facility.

                           Trikon Technologies, Inc.

As a result of the Company being in default under the Working Capital Facility, the lenders issued on October 7, 1997 a payment blockage notice to the holders of the Convertible Notes (the "Payment Blockage Notice"). The Payment Blockage Notice would have prevented the payment of any principal or interest due and payable under the Convertible Notes until the earlier of the curing of any event of default under the Working Capital Agreement or 180 days.

On November 12, 1997, the Company entered into a pay-off agreement with its domestic and U.K. lenders under the Working Capital Facility (the "Pay-off Agreement"). Under the Pay-off Agreement, among other things, the Company made payments in the aggregate of approximately $12.5 million (which includes all outstanding principal and interest due at November 12, 1997) to its lenders under the Working Capital Facility, the lenders under the Working Capital Facility released all of their liens on the assets of the Company, the Working Capital Facility was terminated, and the Payment Blockage Notice was cancelled. In addition, in order to collateralize certain obligations of Trikon Limited relating to bankers guarantees and a credit facility with the Company's U.K. lender, the Company provided cash collateral of approximately $1.4 million to the U.K. lender.

On November 12, 1997, the Company made an interest payment of approximately $3.1 to the holders of the Convertible Notes, which payment was originally due on October 15, 1997. Having made this payment, the Company remains in compliance with the terms of the Convertible Notes.

NOTE I - PREFERRED STOCK

During the quarter ended June 30, 1997, the Company commenced a private offering (the "Private Placement") of shares of its newly-authorized Series G Preferred Stock together with three-year warrants to purchase Common Stock at an exercise price of $8.00 per share (the "Warrants"). The Company sold an aggregate of 2,962,032 shares of Series G Preferred Stock (together with Warrants to purchase an aggregate of 733,332 shares of Common Stock) with net proceeds to the Company of approximately $19,500,000. Investors in the Private Placement received Warrants exercisable for a number of shares of Common Stock equal to 30% of the number of shares of Series G Preferred Stock purchased, at a total price of $6.75 per share of Series G Preferred Stock. The Series G Preferred Stock has a liquidation preference of $6.75 per share which is generally applicable to any liquidation or acquisition of the Company, such that the Series G Preferred Stock receives the first $6.75 per share of available proceeds, the shares of Common Stock then receive the next $6.75 per share, and thereafter the Series G Preferred Stock and the Common Stock share any remaining proceeds pro rata (on an as converted basis assuming conversion of all of the Series G Preferred Stock into Common Stock). The Series G Preferred Stock is convertible at the option of the holders on a share-for-share basis into Common Stock commencing September 30, 1997 (subject to antidilution adjustments), bears no dividend (except as may be paid on the Common Stock into which it is convertible) and will be automatically converted into Common Stock on June 30, 2000.

The Articles of Incorporation of the Company provide that, except for any amendment, alteration or repeal of the preferences, privileges, special rights or other powers of the Series G Preferred Stock or the authorization of any other preferred stock (all of which require the approval of a majority of the Series G Preferred Stock voting as a separate class), the Series G Preferred Stock and the Common Stock vote together as a single class, with each share of Series G Preferred Stock being entitled to that number of votes equal to the number of shares of Common Stock into which it is then convertible (presently, one vote per share). Additionally, the purchasers of the Series G Preferred Stock have entered into a ten-year Voting Agreement with the Company pursuant to which they have agreed that, if a separate class vote of the Series

                           Trikon Technologies, Inc.

G Preferred Stock is required by law (rather than by the Articles of Incorporation of the Company), and if the proposal being presented to the shareholders has been approved by the Board of Directors and approved by the vote of the holders of the Common Stock and Series G Preferred Stock voting as a single class as described above, they will vote their shares of Series G Preferred Stock in favor of such proposal when voting the Series G Preferred Stock as a separate class.

NOTE J - SUBSEQUENT EVENTS

In October 1997, the Company announced a 20% reduction in its workforce, which was completed during the month. In November 1997, the Company announced plans to reorganize the Company's U.S. etch operations during the fourth quarter. As a result of the reduction in its workforce and the reorganization, the Company expects to incur a substantial charge to earnings in the fourth quarter of 1997.

On November 12, 1997, the Company granted non-exclusive, worldwide, paid-up licenses of its MORI etch and Forcefill PVD technologies to Applied Materials, Inc. Under the terms of the license agreements and related technology transfer agreements, Applied Materials, Inc. will pay the Company $30 million, $27 million of which has been paid and an additional $3 million of which will be paid upon completion of the technology transfer.

On November 12, 1997, the Company also entered into the Pay-off Agreement with its domestic and U.K. lenders. Under the terms of the Pay-off agreement, among other things, the Company made payments in the aggregate of approximately $12.5 million to its lenders under the Working Capital Facility, the lenders under the Working Capital Facility released all of their liens on the assets of the Company and the Working Capital Facility was terminated. In addition, in order to collateralize certain obligations of Trikon Limited related to bankers guarantees and a credit facility with the Company's U.K. lender, the Company provided cash collateral of approximately $1.4 million to the U.K. lender.

On November 12, 1997, the Company made the approximately $3.1 million interest payment, originally due on October 15, 1997, to the holders of the Convertible Notes.

                           Trikon Technologies, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 with respect to the financial condition, results of operations and business of the Company. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including, without limitation, the availability of financial resources adequate for the Company's short-, medium- and long-term needs, the Company's ability to successfully implement its strategy of reorganizing its product lines and overall business, varying customer demand for the Company's products, including potential material adverse effects on such demand resulting from the Company's licensing of its MORI etch and Forcefill physical vapor deposition ("PVD") technologies to Applied Materials, Inc., supply and manufacturing constraints and costs, dependence on outside suppliers, the various effects on revenue, margins, inventories and operating expenses of reorganizing in the Company's product lines and overall business, the Company's ability to build and maintain adequate staff infrastructure in the area of PVD and chemical vapor deposition ("CVD") design, product engineering and development, sales and marketing, and administrations, customer warranty claims, slowing growth in the demand for semiconductors, challenges from the Company's competition, general economic conditions, and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively. The Company cautions that the foregoing list of important factors is not exclusive. In addition, such list of important factors speaks only as of the date hereof and the Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.

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

The Omega(TM) 201-2 system, the Delta 201, the Planar 200 Flowfill(TM) and the Sigma and Sigma Forcefill(TM) products were obtained with the acquisition of Trikon Limited on November 15, 1996.

ELECTROTECH ACQUISITION. On November 15, 1996, the Company acquired (the "Acquisition") Electrotech Limited and Electrotech Equipments Limited, privately-owned United Kingdom companies founded in 1968, for an aggregate consideration of $75.0 million in cash and 5,600,000 shares of Common Stock, with an estimated fair market value of $70.7 million, based on the closing sale price of a share of Common Stock on the Nasdaq National Market on the last day prior to the public announcement of the parties' agreement to the terms of the Acquisition. During the second quarter of 1997, Electrotech Limited and Electrotech Equipments Limited changed their names to Trikon Limited and Trikon Equipments Limited (collectively "Trikon Limited"). Trikon Limited develops, manufactures, markets and services semiconductor fabrication equipment with products and technologies for etch, CVD and PVD applications. The Acquisition expanded the Company's product lines and its sales and service organization which has enabled the Company to have a greater presence throughout the United States, Europe and Asia.

                           Trikon Technologies, Inc.


RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                 Three months ended                         Nine months ended
                                       ---------------------------------------   ---------------------------------------
                                          September 30,         September 30,        September 30,          September 30,
                                             1997                   1996                 1997                   1996
                                        --------------         --------------      --------------          --------------
Product revenues....................        100.0%                 89.6%                100.0%                 93.6%
Contract revenues...................           --%                 10.4%                   --%                  6.4%
                                        --------------         --------------      --------------          --------------
Total revenues......................        100.0%                100.0%                100.0%                100.0%
Cost of sales.......................         72.4%                 43.8%                 72.3%                 47.0%
                                        --------------         --------------      --------------          --------------
  Gross profit......................         27.6%                 56.2%                 27.7%                 53.0%

Operating expenses:
  Research and development..........         33.7%                 22.6%                 30.7%                 19.7%
  Selling, general and adminsitrative        77.6%                 31.2%                 57.6%                 25.8%
  Purchased in-process technology              --%                   --%                  6.8%                   --%
  Amortization of intangibles.......          7.1%                   --%                  6.2%                   --%
                                        --------------         --------------      --------------          --------------
  Total operating expenses..........        118.4%                 53.8%                101.3%                 45.5%
                                        --------------         --------------      --------------          --------------
Income (loss) from operations.......        (90.8)%                 2.4%                (73.7)%                 7.5%
Interest income (expense), net......        (22.2)%                 3.3%                (17.3)%                 3.9%
                                        --------------         --------------      --------------          --------------
Income (loss) before income tax
 provision (benefit)................       (113.0)%                  5.7%               (91.0)%                11.4%
Income tax provision (benefit)......         (6.6)%                                      (8.6)%                 0.1%
                                        --------------         --------------      --------------          --------------
Net income (loss)...................       (106.4)%                  5.7%               (82.4)%                11.3%
                                        ==============         ==============      ==============          ==============

PRODUCT REVENUES. Product revenues for the third quarter of fiscal 1997 increased 60% to $12.7 million compared to $7.9 million for the third quarter of fiscal 1996. Product revenues for the nine months ending September 30, 1997 increased 69% to $43.7 million as compared to $25.9 million for the same period in 1996. These increases were attributable primarily to revenues derived from products acquired in connection with the Company's acquisition of Trikon Limited. During the third quarter of fiscal 1997, the Company shipped eight systems as compared to two systems during the third quarter of fiscal 1996. Included in product revenues for the third quarter of fiscal 1997 was a $1.0 million reserve for the return of a MORI system shipped and recognized as revenue in fiscal 1995. Product revenues increased as a result of the shipment of twenty-two systems for the nine months ended September 30, 1997 as compared to eleven systems for the nine months ended September 30, 1996.

Sales outside of the United States accounted for approximately 88% and 94% of total revenue in the third quarters of fiscal years 1997 and 1996, respectively. Sales outside of the United States accounted for 48% and 82% of total revenue for the nine months ended September 30, 1997 and 1996, respectively. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States will also fluctuate significantly from quarter to quarter.

                           Trikon Technologies, Inc.


CONTRACT REVENUES. The Company did not receive any contract revenues during the third quarter or nine months ended September 30, 1997 as compared to $0.9 million and $1.8 million for the comparable third quarter and nine month period of fiscal 1996, respectively. The contract revenue received in fiscal 1996 was due to an R&D agreement entered into in March 1996 between Trikon and PMT CVD Partners, L.P. which the Company terminated in the first quarter of 1997. (See Note D to Notes to Condensed Consolidated Financial Statements (Unaudited)). As a result of the termination of this R&D agreement, the Company will not receive any additional contract revenue associated with this R&D agreement.

GROSS MARGIN ON PRODUCT REVENUES. The Company's gross margin on product revenues for the third quarter of fiscal 1997 was 28% as compared to 51% for the third quarter of fiscal 1996. For the nine months ended September 30, 1997, gross margin on product revenues was 28% as compared to 50% for the same period in 1996. The decrease in gross margin was due in part to the relatively low gross margin on the products of Trikon Limited shipped in the first three quarters of fiscal 1997. The relatively low gross margin on the products of Trikon Limited results from the write-up of its inventory on hand as of November 15, 1996, to the fair market value of such inventory resulting from the allocation of the purchase price of Trikon Limited as required under Accounting Principles Board Opinion No. 16 ("APB No. 16"). The write-up increased cost of goods sold by approximately $0.6 million in the third quarter of fiscal 1997 and $4.4 million in the nine months ended September 30, 1997 as the related products were shipped. Excluding the charge to cost of goods sold relating to the APB No. 16 adjustment, gross profit margins on product sales for the three months and nine months ended September 30, 1997 would have been 32% and 38%, respectively. There is approximately $2.1 million in inventory that, as of September 30, 1997, relates to the write-up of inventory to its fair market value at the date of the Acquisition based on APB No. 16. The $2.1 million write-up will increase cost of goods sold and continue to adversely affect gross margins as products are shipped from Trikon Limited in fiscal year 1997. In addition, gross margins were negatively impacted in the third quarter of fiscal 1997 by the return of one of the Company's MORI systems that was shipped in fiscal 1995. Gross margins have also been negatively impacted due to issues related to the weakened product demand such as unabsorbed manufacturing overhead associated with the reduced units sold, and will continue to be adversely affected in 1997.

RESEARCH & DEVELOPMENT EXPENSES. Research and development expenses for the third quarter of fiscal 1997 were $4.3 million, or 34% of total revenues compared to $2.0 million, or 23% of total revenues for the third quarter of fiscal 1996. Included in research and development expenses during the third quarter of fiscal 1997 is $2.2 million related to Trikon Limited. For the nine months ended September 30, 1997, research and development expenses were $13.4 million, or 31% of total revenues as compared to $5.4 million, or 20% of total revenues for the nine months ended September 30, 1996. The major focus of the Company's research and development efforts during the nine months of ended September 30, 1997 was on the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of fiscal 1997 were $9.8 million or 78% of total revenues, compared to $2.8 million, or 31% of total revenues in the third quarter of fiscal 1996. Included in the fiscal 1997 third quarter expenses is $3.6 million in selling, general and administrative expenses related to Trikon Limited. The dollar increases were primarily due to the continued expansion of the Company's foreign operations, expenses incurred in the construction of a new facility in Newport, South Wales, and marketing support related charges directed at communicating the organizations' developments to the marketplace. In addition to the reduction in revenue due to the return of a unit shipped in a prior period, $1.1 was recognized as a bad debt expense with this customer. For the nine months ended September 30, 1997, selling, general and administrative expenses were $25.2 million, or 58% of total revenues as compared to $7.1 million, or 26% of total revenues for the same period in 1996.

                           Trikon Technologies, Inc.


Income (Loss) From Operations. The Company realized a $11.5 million loss from operations, or 91% of total revenues in the third quarter of fiscal 1997, as compared with a $0.2 million gain from operations, or 2% of total revenues in the third quarter of fiscal 1996. The loss from operations in the third quarter of fiscal 1997 was due primarily to reduced sales, in addition to the allocated cost of inventory charged through cost of goods sold during the third quarter of fiscal 1997 of $0.6 million related to the write-up of the inventory of Trikon Limited. In addition, a loss of $2.1 million was incurred for the return of a MORI etch system shipped in a prior year, as discussed above, and lower margins on shipments and bad debt write-offs related to this customer during the quarter. For the nine months ended September 30, 1997, the Company realized a $32.2 million loss from operations, or 74% of total revenue as compared with a $2.1 million gain from operations, or 8% of total revenue for the same period in 1996. The Company anticipates that operating results will continue to be unfavorably impacted during the remaining quarter of fiscal 1997 and the first two quarters of fiscal 1998 due to continued weak product demand and the write-up of Trikon Limited's inventory required by APB No. 16 as discussed above.

INTEREST INCOME. Interest income decreased to $0.1 million in the third quarter of fiscal 1997 from $0.3 million in the third quarter of fiscal 1996. For the nine months ended September 30, 1997 interest income was $0.6 million as compared to $1.2 million for the nine months ended September 30, 1996. This was due to lower cash balances during the 1997 periods.

INTEREST EXPENSE increased to $3.1 million in the third quarter of fiscal 1997 from $0.1 million in the third quarter of fiscal 1996. For the nine months ended September 30, 1997 interest expense increased to $8.2 million as compared to $0.1 million for the nine months ended September 30, 1996. This was due to the accrual of interest payable to the holders of the $86.3 million of convertible debt raised to fund part of the Acquisition and interest associated with borrowings under the Working Capital Facility (as defined below). In addition, interest expense was recognized for the amortization of the costs associated with obtaining the Working Capital Facility.

INCOME TAXES. The Company recorded a $0.8 million tax benefit in the third quarter of fiscal 1997 compared to the recording of a nominal income tax provision in the third quarter of fiscal 1996. For the nine months ended September 30, 1997, the Company has recorded a $3.7 million tax benefit as compared to the recording of a nominal income tax provision for the nine months ended September 30, 1996. The tax benefit represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and the reversal of deferred tax credits established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Trikon Limited assets acquired. The effective tax rate differs from the statutory Federal tax rate due to certain one-time nondeductible charges and losses for which no benefit has been provided. The Company's ability to use its domestic and foreign net operating losses and credit carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions.

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

                           Trikon Technologies, Inc.



LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Company had $14.1 million in cash, cash equivalents and short-term investments, compared to $21.7 million at December 31, 1996. The decrease in cash, cash equivalents and short-term investments resulted from the use of cash in operating activities of $20.5 million and $13.9 million of cash used in investing activities, offset by $21.9 million of cash provided from financing activities, including the Private Placement (as defined below) of $19.5 million of Series G Preferred Stock and Warrants. (See Note I to Notes to Unaudited Condensed Consolidated Financial Statements).

On November 12, 1997, the Company granted non-exclusive, worldwide, paid-up licenses of its MORI etch and Forcefill technologies to Applied Materials, Inc. Under the terms of the license agreements and related technology transfer agreements, Applied Materials, Inc. will pay the Company $30 million, $27 million of which has been paid and an additional $3 million of which will be paid upon completion of the technology transfer.

On November 12, 1997, the Company also entered into a pay-off agreement (the "Pay-off" Agreement) with its domestic and U.K. lenders under the Working Capital Facility (as defined below). Under the terms of the Pay-off Agreement, the Company made payments in the aggregate of approximately $12.5 million (including all outstanding principal and interest due at November 12, 1997) to its lenders under the Working Capital Facility, the lenders under the Working Capital Facility released all of their liens on the assets of the Company, the Working Capital Facility and all of the Company's obligations under the Working Capital Agreement were terminated, and the Payment Blockage Notice (as defined below) was cancelled. In order to collateralize certain obligations of Trikon Limited relating to bankers guarantees and a credit facility with the Company's U.K. lender, the Company provided cash collateral of approximately $1.4 million to the U.K. lender.

On November 12, 1997, the Company made an interest payment of approximately $3.1 million, originally due on October 15, 1997, to the holders of the Convertible Notes. Having made the interest payment the Company remains in compliance with the terms of the Conertible Notes.

On November 15, 1996 the Company entered into a three-year senior secured credit facility with certain domestic and U.K. lenders (the "Working Capital Facility") that permitted the Company and its subsidiaries to borrow an aggregate of up to $35.0 million, subject to borrowing base limitations, based upon eligible accounts receivable. As of September 30, 1997, the Company had approximately $14.6 million in outstanding borrowings under the Working Capital Facility. The Working Capital Facility placed certain restrictions on the Company, which, among other things, prohibited the Company from paying cash dividends, limited the amount of capital expenditures and required the Company to comply with certain financial ratios and covenants.

In connection with the Acquisition of Trikon Limited, the Company issued $86,250,000 of 7 1/8% Convertible Subordinated Notes due 2001 (the "Convertible Notes"). The Convertible Notes contain certain provisions which provide that the occurrence of an "Event of Default" (as defined therein) could cause the Convertible Notes to become due and payable immediately. Such an Event of Default would occur if, among other things, the Company were to default on the Working Capital Facility or any other secured indebtedness (as defined therein) caused by the failure to pay principal and interest payments when due or resulting in the acceleration of such indebtedness prior to its express maturity in excess of $10.0 million. An interest payment was due under the Convertible Notes on October 15, 1997, but not paid by the Company because the Payment Blockage Notice (as defined below) prevented the making of such payment. As described above, the Company made this overdue payment on November 12, 1997, and thus cured its Event of Default under the Convertible Notes. The next interest payment under the Convertible Notes is due on April 15, 1998.

At December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997, the Company was out of compliance with certain financial ratios and covenants established under the Working Capital Facility. The lenders had granted the Company a waiver of such covenant violations as of December 31, 1996 and March 31, 1997 and for the year and quarter, respectively, then ended, which waivers expired June 30, 1997. Concurrent with the first closing of the Private Placement on June 30, 1997, the Company entered into an amendment agreement with its lending banks (the "Amendment") to amend its secured bank credit facility which, among other things, revised certain financial ratios and covenants as to which the Company had previously been in default. In connection with and as consideration for the Amendment, the Company issued to the lending banks and their administrative agent, warrants to purchase an aggregate of 178,182 shares of Common Stock at an exercise price of $6.75 per share.

As a result of the substantial losses incurred during the quarters ended June 30, 1997 and September 30, 1997, the Company was out of compliance with the amended financial ratio and covenants requirements set forth in the Amendment. The Company received waivers from its lending banks with regard to the June 30, 1997 covenant violations which extended the Working Capital Facility through September 30, 1997. Under the terms of the June 30, 1997 waiver, the lending banks suspended their obligation to advance any further funds under the Working Capital Facility.

As a result of the Company being in default of its Working Capital Facility, the banks issued a payment blockage notice to the holders of the Convertible
Notes on October 7, 1997 (the "Payment Blockage Notice"). The Payment Blockage Notice prevented the payment of any principal or interest due and payable under the Convertible Notes until the earlier of the curing of any event of default under the Working Capital Agreement or 180 days.

As previously disclosed, in early 1997 the Company determined that certain characteristics of the chemical vapor deposition ("CVD") technology of Trikon Limited known as "Flowfill" are superior to the high density plasma CVD processes which were being pursued by PMT CVD Partners, L.P. (the "Limited Partnership"), a limited partnership sponsored by the Company for MORI CVD development pursuant to an R&D agreement (the "R&D Agreement") entered into as of March 29, 1996 between the Limited Partnership and the Company (under which the Company agreed to perform all research and development work for the Limited Partnership). Accordingly, during the first quarter of 1997, the Company decided to

                           Trikon Technologies, Inc.


discontinue further research and development work under the R&D Agreement and instead focus its consolidated efforts, on its own behalf and not on behalf of the Limited Partnership, upon the FlowFill CVD technology used in the Trikon Limited equipment. Certain of the limited partners of the Limited Partnership asserted that this decision was inconsistent with the R&D Agreement and representations made by the Company in connection with the Limited Partnership and that, accordingly, a settlement of any and all claims that the limited partners of the Limited Partnership might have in connection with such discontinuation was appropriate.

Effective June 30, 1997, the Company acquired all of the outstanding limited partnership interests of the Limited Partnership and all of the shares of the Limited Partnership's corporate general partner, in exchange for the Company's issuance of an aggregate of 679,680 shares of Common Stock of the Company (the "LP Shares") pro rata to the limited partners of the Limited Partnership (excluding the Company). Pursuant to this transaction, all CVD technology which had been developed by the Limited Partnership prior to such discontinuation, together with approximately $2.2 million of unspent funds of the Limited Partnership, are now owned solely by the Company, and any and all claims that the limited partners of the Limited Partnership may have had in connection with the termination of the research and development project thereunder or otherwise relating to the Limited Partnership have been resolved. In connection with the purchase of all of the outstanding interests in the Limited Partnership and its corporate general partner, the Company agreed to cause a registration statement covering the LP Shares filed under the Securities Act of 1933, as amended (the "Securities Act"), to become effective on or prior to September 1, 1997. As of the date hereof, the Company has not filed such a registration statement, and as a result, the Company must pay the holders of LP Shares liquidated damages in the amount of a one-time fee of $75,000, and an amount equal to $2,500 per day for each day after September 1, 1997 that such registration statement has not become effective.

During the quarter ended June 30, 1997, the Company commenced a private offering (the "Private Placement") of shares of its newly-authorized Series G Preferred Stock together with three-year warrant to purchase Common Stock at an exercise price of $8.00 per share (the "Warrants"). Investors in the Private Placement received Warrants exercisable for a number of shares of Common Stock equal to 30% of the number of shares of Series G Preferred Stock purchased, at a total price of $6.75 per share of Series G Preferred Stock. The Series G Preferred Stock has a liquidation preference of $6.75 per share which is generally applicable to any liquidation or acquisition of the Company, such that the Series G Preferred Stock receives the first $6.75 per share of available proceeds, the shares of Common Stock then receive the next $6.75 per share, and thereafter the Series G Preferred Stock and the Common Stock share any remaining proceeds pro rata (on an as-converted basis assuming conversion of all of the Series G Preferred Stock into Common Stock). The Series G Preferred Stock is convertible at the option of the holders on a share-for-share basis into Common Stock commencing September 30, 1997 (subject to customary anti-dilution adjustments), bears no dividend, and will be automatically converted into Common Stock on June 30, 2000. The Company received net proceeds of approximately $19.5 million during and after the second quarter of 1997 from the Private Placement.

The Company anticipates that it will spend between $2.0 to $4.0 million for capital expenditures for the months remaining in fiscal 1997. This is expected to include investments in demonstration and test equipment, information systems, leasehold improvements and other capital items that should enable the Company to expand its ability to support and develop new products and services. In addition, the Company expects to increase its investment in inventory of evaluation systems at customer sites.

                           Trikon Technologies, Inc.

      On October 1997, the Company announced a 20% reduction in its workforce, which was completed during the month.

On November 12, 1997, the Company announced that it intends to reorganize its U.S. etch operations during the fourth quarter of 1997. The Company expects the reorganization to result in a substantial one-time charge to earnings in the fourth quarter of 1997.

As discussed in Note A to the Notes to the Company's Condensed Consolidated Financial Statement (Unaudited), there is substantial doubt with respect to the Company's ability to continue as a going concern. There can be no assurance that Company will operate profitably in the future and that the Company will not continue to sustain losses. Absent outside debt or equity financing, and even assuming that the Company is successful in reorganizing its business, there is significant doubt that the Company has adequate resources to fund its operations in the ordinary course through the remainder of 1997 and during 1998. At this time, the Company does not have a credit facility with any lenders or any other readily available source of debt financing. Any significant increase in planned capital expenditures or other costs or any decrease in, or elimination of, anticipated sources of revenue or the inability of the Company to negotiate a new credit facility, among other factors, may cause the Company to further restrict its business.

                           Trikon Technologies, Inc.

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 3  DEFAULTS UPON SENIOR SECURITIES

  At September 30, 1997, the Company was out of compliance with certain financial ratios and covenants established under its amended three-year senior secured credit facility with certain domestic and U.K. lenders entered into on November 15, 1996 (the "Working Capital Facility") and amended June 30, 1997. The Company had obtained from its lending banks waivers of such covenant violations only through September 30, 1997.

  In addition, as a result of the Company being in default under the Working Capital Facility, the lenders issued a payment blockage notice to the holders of the Company's 7 1/8% Convertible Subordinated Notes due 2001.

  On November 12, 1997, the Company entered into a pay-off agreement with its domestic and U.K. lenders (the "Pay-off Agreement"). Under the Pay-off Agreement, the Company made payments in the aggregate of approximately $12.5 million to its domestic and U.K. lenders and the Working Credit Facility was terminated. As of the date of the filing of this report, the Company is not in material default in the payment of principal or interest with respect to any of its indebtedness.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are included herein:


Number     Description
------     -----------
10.27+       M0RI(TM) Source Technology License Agreement dated November 12,
             1997 by and between the Company and Applied Materials, Inc., a
             Delaware corporation ("Applied").

10.28+ FORCEFILL(TM) Technology License Agreement dated November 12, 1997 by and between Applied and Trikon Equipments Limited, a company incorporated under the laws of England and Wales under registered number 939289

10.29+ FORCEFILL(TM) Technology License Agreement dated November 12, 1997 by and between Applied and Trikon Technologies Limited, a company incorporated under the laws of England and Wales under registered number 1373344

11.1         Computation of Per Share Earnings

27.1         Financial Statement Data

-------------------------------
+ Certain portions of this exhibit have been omitted from the copies filed as part of this Form 10-Q and are the subject of an application for confidential treatment.

  (b)  Reports on Form 8-K:

           None.

                           Trikon Technologies, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TRIKON TECHNOLOGIES, INC.



Date   November 14, 1997         /s/ Dr. Gregor A. Campbell
       -----------------         --------------------------
                                 Dr. Gregor A. Campbell
                                 Chief Executive Officer
                                 Vice President and Principal Financial Officer

                           Trikon Technologies, Inc.



                                 EXHIBIT INDEX



Exhibit                                                                                          Page
Number                          Description                                                    Number
------                          -----------                                                   ------

10.27          M0RI(TM) Source Technology License Agreement...............................

10.28          FORCEFILL(TM) Technology License Agreement.................................

10.29          FORCEFILL(TM) Technology License Agreement.................................

11.1           Computation of Per Share Earnings..........................................

27.1           Financial Statement Data...................................................