Form 10-Q/A
period 1997-09-30
TRIKON TECHNOLOGIES INC
filed 1998-01-14
CIK 868326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-Q/A
                               (Amendment No. 1)


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

                           Trikon Technologies, Inc.



                                           INDEX                                                            Page
                                           -----                                                          Number
----------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

   Item 1.   Condensed Consolidated Financial Statements:

             Introduction                                                                                 3

             Condensed Consolidated Balance Sheets at September 30, 1997 (unaudited)
                   and December 31, 1996                                                                  3

             Unaudited Condensed Consolidated Statements of Operations for the
                   Three Months ended September 30, 1997 and 1996 and for the Nine
                   Months ended September 30, 1997 and 1996                                               4

             Unaudited Condensed Consolidated Statements of Cash Flows for the
                   Nine Months ended September 30, 1997 and 1996                                          5

             Notes to Unaudited Condensed Consolidated Financial Statements                               6

PART II.     OTHER INFORMATION                                                                           11

   Item 6.   Exhibits and Reports on Form 8-K                                                            11

SIGNATURE PAGE                                                                                           12

EXHIBITS                                                                                                 13

                           Trikon Technologies, Inc.

The Registrant hereby amends Item 1 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, as set forth below, in order to correct entries for the net income (loss) per share and the average common shares and equivalents, which were incorrect.

              ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         CONDENSED CONSOLIDATED BALANCE SHEETS

INTRODUCTION

The Company has restated its financial information for the nine months ended September 30, 1997, as reflected in this amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. A restatement was required because the average common shares and equivalents for the three and nine months ended September 30, 1997 were overstated as a result of the incorrect inclusion of antidilutive common equivalents from preferred stock, which resulted in incorrect reported net income (loss) per share.


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

See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.


          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                    --------------------------------------   --------------------------------------
                                      SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                         1997 (1)              1996               1997 (1)              1996
                                    ------------------   -----------------   ------------------   -----------------
Revenues:
   Product revenues....................  $ 12,656,560           $7,904,906        $ 43,719,799          $25,851,165
   Contract revenues...................            --              918,449                  --            1,767,127
                                         ------------           ----------        ------------          -----------
                                           12,656,560            8,823,355          43,719,799           27,618,292

Costs and expenses:
   Cost of goods sold..................     9,159,222            3,863,568          31,626,066           12,991,004
   Research and development............     4,259,185            1,992,661          13,413,880            5,449,346
   Selling, general and administrative.     9,823,355            2,755,340          25,203,296            7,125,153
   Purchased in-process technology.....            --                   --           2,974,410                   --
   Amortization of intangibles.........       903,950                   --           2,711,848                   --
                                         ------------           ----------        ------------          -----------
                                           24,145,712            8,611,569          75,929,500           25,565,503
                                         ------------           ----------        ------------          -----------
Income (loss) from operations..........   (11,489,152)             211,786         (32,209,701)           2,052,789

Other:
   Interest income (expense), net          (2,812,824)             293,880          (7,578,695)           1,086,698
                                         ------------           ----------        ------------          -----------
Income (loss) before income tax
 provision (benefit)...................   (14,301,976)             505,666         (39,788,396)           3,139,487


Income tax provision (benefit).........      (841,475)               4,495          (3,747,778)              16,977
                                         ------------           ----------        ------------          -----------

Net income (loss)......................  $(13,460,501)          $  501,171        $(36,040,618)         $ 3,122,510
                                         ============           ==========        ============          ===========

Net income (loss) per share:
   Primary.......................              ($0.89)               $0.06              ($2.47)               $0.34
                                         ============           ==========        ============          ===========

Average common shares and

 equivalents.....................          15,114,764            9,103,103          14,617,416            9,120,709
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


The unaudited condensed consolidated financial statements for the nine months ended September 30, 1997, as reported the Company's Quarterly Report on Form 10-Q, reflect entries for net income (loss) per share and average common shares and equivalents for the three months and nine months ended September 30, 1997 which were subsequently determined to be incorrect. Accordingly, entries for net income (loss) per share and average common shares and equivalents in the consolidated unaudited condensed financial statements have been restated as follows:

                                        As Previously Reported                    As Restated
                                    ------------------------------      ------------------------------
                                    Three months      Nine months       Three months      Nine months
                                       ended            ended              ended            ended
                                    September 30,    September 30,      September 30,    September 30,
                                        1997             1997               1997             1997
                                    -------------    -------------      -------------    -------------
Net income (loss) per shares:
     Primary......................        ($0.75)          ($2.32)            ($0.89)          ($2.47)
                                      ==========       ==========         ==========       ==========
Average common shares and
     equivalents..................    17,902,391       15,565,784         15,114,764       14,617,416
                                      ==========       ==========         ==========       ==========

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

NOTE G - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive. The weighted average number of shares used in the computation for the three and nine months ended September 30, 1997 excludes common equivalent shares from options, preferred stock and warrants because they would be antidilutive.

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

                           Trikon Technologies, Inc.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are included herein:


Number     Description
------     -----------
10.27+#    M0RI(TM) Source Technology License Agreement dated November 12,
           1997 by and between the Company and Applied Materials, Inc., a
           Delaware corporation ("Applied").

10.28+# FORCEFILL(TM) Technology License Agreement dated November 12, 1997 by and between Applied and Trikon Equipments Limited, a company incorporated under the laws of England and Wales under registered number 939289

10.29+# FORCEFILL(TM) Technology License Agreement dated November 12, 1997 by and between Applied and Trikon Technologies Limited, a company incorporated under the laws of England and Wales under registered number 1373344

11.1       Computation of Per Share Earnings

27.1       Financial Statement Data

-------------------------------

+ Certain portions of this exhibit have been omitted from the copies filed as part of the Form 10-Q for the quarterly period ended September 30, 1997 and are the subject of an order granting confidential treatment.

# Filed as an exhibit to Form 10-Q for the quarterly period ended September 30, 1997.


   (b)  Reports on Form 8-K:

        None.

                           Trikon Technologies, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TRIKON TECHNOLOGIES, INC.



Date   January 14, 1997                         /s/ Christopher D. Dobson
       -----------------                        -------------------------
                                                Chistopher D. Dobson
                                                Chief Executive Officer and
                                                Chairman of the Board

Date   January 14, 1997                         /s/ Jeremy Linnert
       -----------------                        -------------------------
                                                Acting Chief Financial Officer

                           Trikon Technologies, Inc.



                                 EXHIBIT INDEX



Exhibit                                                                                          Page
Number                          Description                                                    Number
------                          -----------                                                   ------

10.27+#        M0RI(TM) Source Technology License Agreement...............................

10.28+#        FORCEFILL(TM) Technology License Agreement.................................

10.29+#        FORCEFILL(TM) Technology License Agreement.................................

11.1           Computation of Per Share Earnings..........................................

27.1           Financial Statement Data...................................................

----------------

+ Certain portions of this exhibit have been omitted from the copies filed as a part of the Form 10-Q and are subject of an order granting confidential treatment.

# Filed as an exhibit to Form 10-Q for the quarterly period ended September 30, 1997.