Form 10-K
period 1997-12-31
TRIKON TECHNOLOGIES INC
filed 1998-04-08
CIK 868326

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from     to

                        COMMISSION FILE NUMBER 0-26482

                               ----------------

                           TRIKON TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                             95-0454321
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

             RINGLAND WAY,
NEWPORT, GWENT NP6 2TA, UNITED KINGDOM
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                441 633 414 000
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class              Name of each exchange on which
                                                     registered

                 NONE                                   NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [X] Yes    [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock held by non-affiliates of the registrant on February 20, 1998, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $8,634,882. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of February 20, 1998, the registrant had outstanding 15,140,115 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           TRIKON TECHNOLOGIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                            PAGE
                                                                            ----
                                     PART I
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    14
 Item 3.  Legal Proceedings..............................................    14
 Item 4.  Submission of Matters to a Vote of Security Holders............    14

                                    PART II
 Item 5.  Market for Registrant's Common Equity and Related Shareholder
          Matters........................................................    15
 Item 6.  Selected Consolidated Financial Data of Trikon.................    17
          Selected Combined Financial Data of Trikon Limited.............    36
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations of Trikon................................    19
          Management's Discussion and Analysis of Financial Condition and
          Results of Operations of Trikon Limited........................    37
 Item 8.  Financial Statements and Supplementary Data....................    42
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    42

                                    PART III
 Item 10. Directors and Executive Officers of Trikon.....................    43
 Item 11. Executive Compensation.........................................    44
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    50
 Item 13. Certain Relationships and Related Transactions.................    53

                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.......................................................    57

                                    PART I

  This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as "expects," "anticipates, "intends," "plans," "believes," "seeks," "estimates" and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. These statements are in "Item 1. Business" in the second paragraph under "--Customers," in the fifth paragraph under "--Research, Development and Engineering," in the fourth paragraph under "--Competition," in the first and third paragraph under "--Intellectual Property," in the paragraph under "-- Environmental Matters," and in the second paragraph under "--Employees." Such statements can also be found in "Item 2. Properties" in the first paragraph and "Item 5. Market for Registrant's Common Equity and Related Shareholder Matters" in the second paragraph. In addition, such statements can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon" in "--Comparison of the Years Ended December 31, 1996 and 1997" in the second paragraph under "--Product Revenues," in the paragraph under "--License Revenue," and in the second paragraph under "-- Income(Loss) from Operations," and in "--Factors Affecting Operating Results" in the paragraph under "--Losses and Accumulated Deficit; Ability to Continue as a Going Concern," in the paragraph under "--Increased International Exposure," in the third paragraph "--Recent Developments in Semiconductor Industry," and in the second paragraph under "--Rapid Technological Change." Forward-looking statements may also be found in various sections of this Report that are not specifically set forth above. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, product demand and market acceptance, uncertainty about the effectiveness of the restructuring and the adequacy of the provisions made in connection with the restructuring, exposure to the economic downturn in Asia and continued overcapacity in the DRAM market, as well as those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors Affecting Operating Results" and elsewhere in this Report.

ITEM 1. BUSINESS

  Trikon Technologies, Inc. and its subsidiaries ("Trikon" or the "Company") develops, manufactures, markets and services semiconductor processing equipment for the worldwide semiconductor manufacturing industry.

  The Company's products are used for chemical vapor deposition (CVD), sputtering--a type of physical vapor deposition ("PVD"), and etch applications and are sold to semiconductor manufacturers worldwide. Trikon currently offers leading-edge products including the Planar 200(R) Flowfill(TM) system for inter-metal dielectric CVD and the Sigma sputter system for PVD, with optional Forcefill(R) module. Trikon's CVD process technology, Flowfill(TM), forms high quality silicon dioxide layers which possess the properties of both gap fill and planarization. Forcefill(TM) technology allows manufacturers to eliminate the use of multistep CVD tungsten-plug based metallization processes and to utilize an entirely aluminum-based PVD multi-level metal scheme in sub-0.5 micron Integrated Circuit (IC) manufacturing. Trikon also offers various products for the etch market, including its Omega(R) Inductively Coupled Plasma (ICP) system. Historically, the Company also offered its patented MORI(TM) source technology for dielectric, polysilicon and metal etch applications in the fabrication of semiconductor devices. The MORI(TM) source product has historically been manufactured in the United States at the Company's Chatsworth, California facilities. Management is currently evaluating whether the Company will begin to manufacture its MORI(TM) etch products at its Newport, United Kingdom facility.

  In the second half of 1997, in response to continuing losses, violations of debt covenants and limited availability of financing, the Company began a restructuring effort that included exploring various strategic alternatives as to the future of the business. In October 1997, the Company reduced its global work force by 20%. In November 1997, it sold non-exclusive, paid-up licenses of its MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials, Inc. ("Applied Materials"). Under the terms of the license agreements, the Company is not precluded from utilizing, or licensing to other third parties, the licensed technology. With the sale of the MORI(TM) source license and continuing losses, the Company focused its restructuring efforts on its Etch Division based in Chatsworth, California. The Company is in the process of terminating all operations at its Chatsworth, California facilities and transferring its Etch Division customer support operations to field offices in the United States and to its Newport, United Kingdom facilities. The Company is also continuing its efforts to reduce its operating costs worldwide. Following the completion of the restructuring of the Company's operations, the remaining business will consist primarily of the worldwide operations of Trikon Limited, the Company acquired by Trikon on November 15, 1996 (see discussion of Electrotech Acquisition following), with headquarters located in the United Kingdom.

DEVELOPMENT OF THE COMPANY

  Initial Public Offering. On August 29, 1995, the Company completed an initial public offering of its common stock, no par value ("Common Stock"), resulting in approximately $40,093,235 of net proceeds to the Company. Since that date, the Company has been subject to the reporting requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

  Formation of the CVD Partnership. On March 29, 1996, Trikon, as limited partner, entered into the Agreement of Limited Partnership of PMT CVD Partners, L.P. (the "CVD Partnership") with CVD Inc., as general partner, and SBIC Partners, L.P. ("SBIC Partners"), Norwest Equity V ("Norwest") and R&M Partners/CVD, G.P., each as a limited partner (collectively, the limited partners are referred to as the "Limited Partners"). The CVD Partnership was sponsored by Trikon to fund research and development costs and expenses relating to CVD technology and applications using MORI(TM) source technology. An aggregate of $5,350,000 was invested by the Limited Partners in the CVD Partnership to fund such research and development, which was to be performed by Trikon under an agreement with the CVD Partnership.

  Convertible Subordinated Note Offering. On October 7, 1996, the Company issued and sold 7 1/8% Convertible Subordinated Notes Due 2001 (the "Convertible Notes") in the aggregate amount of $86,250,000 to Salomon Brothers Inc (which has merged with a subsidiary of Travellers Group Inc. to form Salomon Smith Barney Holdings Inc.) and Unterberg Harris (which has been renamed C.E. Unterberg Towbin) (the "Initial Purchasers") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The Initial Purchasers then offered and sold the Convertible Notes to persons reasonably believed by the Initial Purchasers to be "qualified institutional buyers" as defined by Rule 144A under the Securities Act, other institutional "accredited investors" as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act or in transactions complying with provisions of Regulation S under the Securities Act. A portion of the net proceeds from the issuance and sale of the Convertible Notes were used by the Company to pay the cash portion of the purchase price paid to the shareholders of Trikon Limited (as hereinafter defined) in the Acquisition (as hereinafter defined). In connection with the issuance and sale of the Convertible Notes, the Company agreed with the Initial Purchasers, for the benefit of the Initial Purchasers and the holders of the Convertible Notes from time to time, to prepare, file and cause a shelf registration statement covering the Convertible Notes and the shares of Common Stock issuable upon the conversion of the Convertible Notes to become effective within 90 days after the closing date of the offering of the Acquisition (the "Original Offering"). Because the Company did not cause such a shelf registration statement to become effective within the required time period, the Company is subject to the payment of liquidated damages until such a shelf registration statement becomes effective. The liquidated damages are calculated at a rate of one-half of one percent (50 basis points) per annum of the aggregate principal amount outstanding of the Convertible Notes.

  Working Capital Facility. On November 15, 1996, in preparation for the Acquisition, the Company entered into a senior secured facility (the "Working Capital Facility") with certain banks (the "Lending Banks") in the United States and United Kingdom that permitted the Company to borrow up to an aggregate of $35.0 million, subject to certain borrowing base limitations based upon eligible accounts receivable. The

Working Capital Facility contained sub-facilities which provided for the issuance of letters of credit up to $4.0 million ($3.0 million in the United Kingdom and $1.0 million in the United States) and an overdraft line of credit up to 2.5 million British pounds.

  Electrotech Acquisition. On November 15, 1996, the Company completed the acquisition (the "Acquisition") of 100% of the outstanding capital stock of Electrotech Limited, an English corporation, Electrotech Equipments Limited, an English corporation, and, directly or indirectly, each subsidiary thereof for an aggregate consideration of $145.7 million, excluding approximately $8.0 million in acquisition costs, consisting of $75 million in cash and 5.6 million shares of newly issued Common Stock having a fair market value of $70.7 million, based on the $12.625 per share closing price for the Common Stock on July 17, 1996, the last day prior to the public announcement of the Acquisition. The net proceeds from the sale of the Convertible Notes in the Original Offering were used by the Company to substantially fund the cash needed with respect to the Acquisition. In connection with the Acquisition, Christopher D. Dobson, formerly the principal shareholder of Electrotech Limited and Electrotech Equipments Limited (collectively, "Electrotech,") became the Chairman of the Board of Directors of Trikon, and Nigel Wheeler, formerly the President of Electrotech became the President, Chief Operating Officer and a director of Trikon. Subsequent to the Acquisition, Electrotech Limited and Electrotech Equipments Limited formally changed their names to Trikon Technologies Limited and Trikon Equipments Limited. As a result of the Acquisition, each of Trikon Technologies Limited and Trikon Equipments Limited became a direct, wholly-owned subsidiary of the Company. Trikon has since reorganized its ownership of Trikon Technologies Limited and Trikon Equipments Limited such that Trikon Technologies Limited and Trikon Equipments Limited are directly owned by holding companies (collectively, with Trikon Technologies Limited and Trikon Equipments Limited, referred to as "Trikon Limited") that, in turn, are directly wholly-owned by Trikon. Unless the context otherwise required, all references herein to "Trikon" or the "Company" include Trikon Limited with respect to all periods on or after November 15, 1996.

  Name Change. On March 31, 1997, the Company changed its name from Plasma & Materials Technologies, Inc. to Trikon Technologies, Inc.

  Series G Preferred Stock Private Placement. Effective June 30, 1997, the Company offered and sold shares of its Series G Preferred Stock to investors at a price of $6.75 per share in a transaction exempt from the registration requirements of the Securities Act (the "Series G Private Placement"). Each investor in the Series G Private Placement also received presently exercisable three-year warrants to purchase Common Stock, at a price of $8.00 per share, in a share amount equal to 30% of the number of shares of Series G Preferred Stock purchased. The Series G Preferred Stock is initially convertible on a share-for-share basis into Common Stock (subject to customary antidilution adjustments), bears no dividend, and will be automatically converted into Common Stock three years after issuance. The Company sold an aggregate of 2,962,032 shares of Series G Preferred Stock and Warrants to purchase 888,610 shares of Common Stock in the Series G Private Placement, resulting in net proceeds of approximately $19,349,000 to the Company. Consummation of the Series G Private Placement was a condition of the Company's Lending Banks to the amendment of the Working Capital Facility (described immediately below).

  Amendment to Working Capital Facility. At December 31, 1996 and March 31, 1997, the Company was out of compliance with certain financial ratios and covenants established under the Working Capital Facility. The Lending Banks under the Working Capital Facility had granted the Company a waiver of such financial ratios and covenants for the year and quarter then ended. Concurrent with the closing of the Series G Private Placement, the Company entered into an amendment agreement with its lending banks to amend its Working Capital Facility, which amendment, among other things, revised certain financial ratios and covenants as to which the Company had previously been in default. In connection with and as consideration for the amendment, the Company issued to the Lending Banks and their administrative agent warrants to purchase an aggregate of 178,182 shares of Common Stock at an exercise price of $6.75 per share. At June 30, 1997, the Company was again out of compliance with the certain financial ratios and covenants established under the amended Working Capital Facility. The Lending Banks then granted a waiver of such financial ratio and covenant violations through September 30, 1997, which also suspended the obligations of the Lending Banks to advance any further funds under the Working Capital Facility. At September 30, the Company was again out of compliance with certain financial ratios and covenants under the amended Working Capital Facility. As a result of the Company being in default under the amended Working Capital Facility, the Lending Banks issued on October 7, 1997 a payment blockage notice to the holders of the Convertible Notes (the "Payment Blockage Notice"). The Payment Blockage Notice prevented the payment of principal or interest due and payable under the Convertible Notes on October 15, 1997. The Payment Blockage Notice was cancelled on November 12, 1997 in connection with the termination of the Working Capital Facility.

  CVD Acquisition. Effective June 30, 1997, the Company acquired all the outstanding limited partnership interests of the CVD Partnership and all of the share interests in the CVD Partnership's corporate general partner (the "CVD Acquisition") in exchange for the Company's issuance of an aggregate of 679,680 shares of Common Stock of the Company (the "CVD Partnership Shares") pro rata to the Limited Partners of the CVD Partnership, excluding the Company, pursuant to the terms of a purchase agreement (the "CVD Purchase Agreement"). The Company had previously determined that certain characteristics of the CVD technology of Trikon Limited, acquired in the Acquisition and known as "Flowfill" are superior to the high density CVD processes which were being pursued by the CVD Partnership (through a research and development agreement with the Company). Accordingly the Company discontinued the research and development work on behalf of the CVD Partnership and focused its consolidated efforts upon the Flowfill technology used in the Trikon Limited equipment. As a result of the CVD Acquisition, the Company acquired all CVD technology which had been developed by the CVD Partnership prior to such discontinuation, together with approximately $2,208,000 of unspent funds of the CVD Partnership. Any and all claims that the Limited Partners of the CVD Partnership may have had in connection with the termination of the research and development project thereunder or otherwise relating to the CVD Partnership were released and discharged pursuant to the CVD Purchase Agreement.

  In connection with the purchase of all of the outstanding interests in the CVD Partnership and CVD Inc., the Company agreed to cause a registration statement covering the shares issued to the Limited Partners on June 30, 1997 to be filed under the Securities Act, and to become effective on or prior to September 1, 1997. In the event that the Company did not cause a registration statement covering the CVD Partnership Shares to become effective on or prior to September 1, 1997, the Company agreed pursuant to the original terms of the CVD Purchase Agreement to pay the holders of CVD Partnership Shares liquidated damages comprised of a one-time fee of $75,000, and an amount equal to $2,500 per day for each day after September 1, 1997 and prior to the effective date of a registration statement.

  On December 12, 1997, the Company and the holders of the CVD Partnership Shares amended the CVD Purchase Agreement to provide for (i) the immediate payment of liquidated damages accrued through November 1, 1997 of $225,000,
(ii) no further incurrence of liquidated damages should a registration statement be effective by March 15, 1998, (iii) in the event Trikon does not cause a registration statement to become effective by March 15, 1998, resumption of liquidated damages accruing at a rate of $2,500 for each day thereafter until a registration statement becomes effective, and (iv) should a registration statement not be effective by April 1, 1998, Trikon becoming obligated to pay the Limited Partners liquidated damages for the period between November 1, 1997 and March 15, 1998, of $335,000. As of the date of this Report, the Company has not caused a registration statement to become effective.

  Non-Exclusive Licenses of Technology to Applied Materials. On November 12, 1997, the Company granted non-exclusive, worldwide, paid-up licenses of its MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials. Under the terms of the license agreements and related technology transfer agreements, Applied Materials paid $29.5 million, $26.5 million of which was paid prior to December 31, 1997, and $3.0 million of which was paid in the first quarter of 1998 upon completion of the technology transfer. The license agreements with Applied Materials do not preclude the Company from utilizing, or licensing to other third parties, the licensed technologies. In addition, the Company sold four MORI(TM) sources to Applied Materials for $0.5 million, which were transferred to Applied Materials prior to December 31, 1997.

  Restructuring of Operations. In October 1997, as a result of significant operating losses, the Company reduced its global work force by approximately 20%, or 105 employees. As a result, 85 persons employed by the Company in the United Kingdom and 20 persons employed at the Company's Chatsworth, California facilities were terminated. Costs associated with this reduction, $0.3 million, were included in expenses for the fourth quarter of 1997.

  In response to continuing operating losses, negative cash flows from operations and the sale of the licenses of MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials, Trikon initiated the restructuring of its etch business. On November 12, 1997, the Company announced the restructuring of its Etch Division based in Chatsworth, California. In connection with the restructuring of its Etch Division, the Company terminated approximately 13% of its global work force or 64 employees in January 1998 and is in the process of closing the Chatsworth, California facilities. The Company will retain its customer support operations for the MORI(TM) etch products through the life-cycle of the products and will continue to supply Pinnacle 8000R(TM) systems to existing customers. Management is currently conducting a review of its MORI(TM) etch products to determine whether the restructured Company will manufacture MORI(TM) etch products at its Newport, United Kingdom facility. The restructuring of the Etch Division, the shutdown of operations in Chatsworth, California, and other impairment write-downs of the intangible assets established upon the acquisition of Trikon Limited, have resulted in charges to earnings in 1997 aggregating $77.6 million.

  Termination of Working Capital Facility. On November 12, 1997, with proceeds from the licenses issued to Applied Materials, the Company made payments in the aggregate of approximately $12.5 million to the Lending Banks under the Working Capital Facility, which included all outstanding principal and interest due at November 12, 1997, and terminated the Working Capital Facility. On the same date, the Company made an interest payment of approximately $3.1 million to the holders of the Convertible Notes, which payment was originally due on October 15, 1997. As of the date hereof, the Company has not established a new credit facility to replace the Working Capital Facility.

  New Chief Executive Officer. On November 17, 1997, the Company announced that its Chief Executive Officer, Gregor A. Campbell, had resigned to take a senior position at Lam Research Corporation (Lam Research) and that Christopher D. Dobson had been appointed Chief Executive Officer of the Company.

  Non-Exclusive License of Technology to Lam Research. On March 18, 1998, the Company granted a non-exclusive, worldwide license of its MORI(TM) source technology to Lam Research. Under the terms of the license agreement, Lam Research will pay up to $20.0 million, $9.0 million of which was paid in the first quarter of 1998, $1.0 million of which is due in the second quarter of 1998 and $10.0 million of which consists of contingent payments and royalties. The license agreements do not preclude Trikon from utilizing, or licensing to other third parties, the licensed technology.

  Substantial Doubt as to Ability of the Company to Continue as a Going Concern. The Company has experienced significant losses from operations and negative cash flows from operating activities, resulting in violations of debt covenants and the termination of the Company's working capital facility. The Company does not currently have a credit facility with any lenders or any other readily available source of debt financing. Management's plans with respect to these conditions include the sale of licenses, restructuring of its operations, and obtaining a new working capital facility. Management believes that the successful implementation of these actions and the cash flow from future operations will be sufficient to fund the Company's operations. However, any increase in costs or decrease or elimination of anticipated sources of revenues or the inability of the Company to successfully implement management's plans would raise significant doubt as to the Company's ability to fund its operations in the ordinary course.

  The Company has announced plans to commence an exchange offer for its Convertible Notes. Failure to effect an exchange of the Convertible Notes would also raise substantial doubt about the Company's ability to continue as a going concern.

PRODUCTS

  Trikon offers a line of modular solutions which are designed to meet the varying requirements of its customers for metal deposition, CVD of dielectric films, high density plasma etching of dielectric, polysilicon and metal films and dry developing of photoresist. Trikon's line of equipment includes the Planar 200(R) Flowfill(TM) system, the Sigma Forcefill(R) system, the Delta 201 system, and the Omega(R) 201-2 system.

 Chemical Vapor Deposition

  Planar 200(R) Flowfill(TM)

  The inter-metal dielectric market requires a suitable planarized insulating material to separate the several levels of microscopic wiring in a chip. The most common insulating material is silicon dioxide, which, when deposited by conventional techniques, is unable to fill the increasingly small gap spacing required by next generation ICs. Trikon has developed a new CVD process technology, Flowfill(TM), to form high quality silicon dioxide layers which possess the properties of both gap fill and planarization. In the Planar 200(R) Flowfill(TM) multi-chambered cluster system, the advanced planarization layer consists of three films which are deposited sequentially. The plasma CVD films are deposited in one module and the CVD planarizing flow layer is deposited in the Flowfill(TM) module with no vacuum breaks between the process steps. The flow layer has the ability to fill sub-micron features less than 0.2 micron wide, with a 5 to 1 height to width ratio, and achieve typical planarization of 80% for gaps up to 20 microns.

  Alternative technologies to Trikon's Flowfill(TM) system include spin on glass (SOG) and high density plasma (HDP) combined with chemical mechanical polishing (CMP). SOG is deposited in single or multiple spins. This technique is complex and slow due to the number of steps involved. In addition, although each individual step may be clean, the combination can lead to a high number of added particles, which can decrease yield. HDP gap fills a wafer with silicon dioxide in one system, but the wafer must subsequently be planarized using a CMP process in a second system.

  Trikon has initially targeted the DRAM market with its Planar 200(R) Flowfill(TM). Due to the competitive nature of the DRAM market, cost is a primary concern to DRAM manufacturers. Certain DRAM manufacturers have indicated that Flowfill(TM) will offer significant cost advantages for next generation DRAMs relative to both the SOG and HDP processes. In addition, due to the circuit designs of a DRAM, the maximum distance between metal lines is 80 to 100 microns; Flowfill(TM) provides a high level of planarity for gaps of this size. The selling price for the Planar 200(R) Flowfill(TM) system ranges from approximately $1.7 million to approximately $2.5 million, depending on the configuration of the system. Flowfill(TM) systems continue to be subject to customer review and evaluation and Trikon is presently applying considerable efforts to attain functionality and reliability levels acceptable to Trikon's target market.

  In February 1997, the Company announced an advance in the depositing of low dielectric constant (low-k) materials used in IC layering and production using the Flowfill(TM) technologies (the "Flowfill(TM) CVD Development"). By lowering the dielectric constant, the speed of an IC increases. Trikon has tested a low-k material for use in its Flowfill(TM) system that mixes methylsilane gas with hydrogen peroxide to produce a high quality insulatory layer that is self-planarizing. While management believes that this low-k process is a significant advancement in the inter-metal dielectric market, additional testing is necessary. There can be no assurance that this process will result in the successful manufacture and production of ICs.

 Delta 201

  Trikon's Delta 201 is a versatile, single-chamber production system for producing films, including silicon dioxide or silicon nitride. The films deposited by this system are used to insulate the interconnect wiring of a semiconductor wafer. The Delta 201 is a relatively low-cost system and its small dimensions make it attractive to customers, who are often short of cleanroom space. The Delta 201 also addresses the gallium arsenide semiconductor market and incorporates a wafer handling mechanism that is suited to handle fragile and high-cost gallium arsenide wafers. The average selling price for the Delta 201 system is approximately $750,000.

 Physical Vapor Deposition

  Sigma

  Layers of metal alloys can be deposited by Trikon's Sigma product line, a PVD machine with multiple process chambers. Such equipment deposits a uniform layer of very pure interconnect metal on the whole surface of the semiconductor wafer by a process known as sputtering. Subsequent lithography and etching turns this layer into an intricate pattern of interconnect wiring on the many individual semiconductor devices, each a complex and integrated functioning circuit. Sigma is designed to be one of the cleanest PVD systems on the market, with particular application in multi-layer metallization. Trikon's strategy is to offer semiconductor manufacturers, who are currently using 0.8 micron to 1.0 micron design rules, a way to avoid the adoption of CVD tungsten, a relatively complex method of creating "plugs" between contacts and wiring layers. Trikon offers system configurations which bridge the gap from non-hole-fill technology, at approximately 1.0 micron, to the adoption of Trikon's Forcefill(R) technology onto the Sigma platform, which is capable of filling holes smaller than 0.25 micron. The selling price for the Sigma system ranges from approximately $2.0 million to approximately $2.5 million, depending on the configuration of the system.

 Sigma Forcefill(R)

  The Sigma Forcefill(R) system is being developed to extend Trikon's standard Sigma metallization product capability into the sub-0.5 micron market. The Forcefill(R) technology is used with traditional PVD techniques and eliminates the relatively complicated and difficult use of tungsten for the contact hole plugging. The process can be carried out on a standard Sigma series system with an attached Forcefill(R) module, which involves depositing a layer of aluminum such that it forms a bridge over the holes. When adequate bridging is achieved, the wafer is transferred under vacuum to the Forcefill(R) module where the aluminum is heated and forced under very high pressure into the hole, thus achieving a void-free fill. Forcefill(R) allows manufacturers to eliminate the use of CVD tungsten and to utilize an entirely aluminum-based multi-level metal scheme. DRAM and logic applications are both target markets for Forcefill(R), since the cost saving per layer is substantial, and the interconnect speed is improved. The average selling price of the Sigma Forcefill(R) system ranges from approximately $3.5 million to approximately $4.0 million, depending on the configuration of the system. Sigma Forcefill(R) products continue to be subject to customer review and evaluation and Trikon is presently applying considerable efforts to attain functionality and reliability levels acceptable to Trikon's target markets.

  In March 1997, Trikon received indications from a significant customer that the customer intended to place substantial orders for Forcefill(R) systems in the second half of 1997. These orders were not received as a result of difficulties of using a contact plug of the same material as the interconnect with the zero overlay design rules. Such design rules allows a contact plug to be partially uncovered by an interconnect line. As a result, when the interconnect line is etched, the contact plug is exposed. If the contact plug is made of the same material as the interconnect line, it too etches. The recent development of damascene processing where the interconnect metal is inlaid into insulating layers, rather than etched, removes this problem with respect to Forcefill(R) technology. Presently, copper is the most favored metal for damascene processing. Trikon has recently filed a patent application covering an extension of the Forcefill(R) technology of particular relevance to copper. There can be no assurance that this application will lead to an issued patent or that the invention will result in products which are acceptable to the semiconductor equipment manufacturing industry. Nonetheless, management believes that the Forcefill(R) concept can be used with vacuum deposited copper to fill holes.

 Etch

  Omega(R) 201-2

  Trikon's Omega(R) 201-2 metal etch system integrates the field-proven 200-series hardware as used on other current Trikon products with Trikon's ICP technology. Although mainly targeted at metal interconnect, the ICP technology is also able to address oxide and polysilicon etch and is compatible with all etch applications. The Omega(R) 201-2 metal etch system has been designed to address the special requirements of metal etch while minimizing the space utilized in the clean room. The system has a dry passivation unit which minimizes post-etch corrosion by combining the use of a downstream plasma with radiant heating of the wafer backside to maximize photoresist strip rates and drive off involatile chlorine-containing materials. The Omega(R) 201-2 also has a wafer temperature control system which ensures that etch residues are minimized and often eliminates the need to harden the photoresist using a deep UV process. The price for Trikon's Omega(R) etch system ranges from approximately $700,000 to approximately $1,000,000, depending on the configuration of the system.

 MORI(TM)

  Several of Trikon's Pinnacle 8000R(TM) etch systems were sold to customers in the United States in 1997. However, sales volume was insufficient to generate adequate profitability of its Etch Division based in Chatsworth, California. As a result, the Company is closing the Chatsworth, California facilities and is transferring all technology to the Newport, United Kingdom facilities. Customer support is being retained for the Pinnacle 8000 systems. In addition, Trikon's MORI(TM) plasma source was sold as a subsystem on a limited geographic and application basis to OEM licensees of Trikon's MORI(TM) source technology. During 1997, Trikon sold its MORI(TM) source to Anelva for incorporation into Anelva's systems that are sold in the Japanese market. Trikon's stand-alone process module incorporated the MORI(TM) plasma source and was able to be configured for etch, strip or CVD applications. The process module allows customers either to increase the capacity of existing system platforms, or to provide additional process capability. List price for a standard process module configured for etch applications was $500,000 during the fourth quarter of 1997. Trikon will continue to offer its MORI(TM) etch products during 1998 to existing customers from its Newport, United Kingdom manufacturing facility. In addition, Trikon will continue its efforts to sell licenses of its MORI(TM) source technology.

CUSTOMERS

  The Company sells its systems to semiconductor manufacturers located throughout the United States, Europe, Asia/Pacific, South Korea and Japan. The following is a list of customers who have purchased, leased or have current orders for Trikon products either directly with the Company or through its distribution and OEM relationships:

     Anelva                                   National Semiconductor
     AT&T                                     NEC
     AVX Israel Ltd.                          OKI
     Daewoo*                                  Olivetti
     Dallas Semiconductor                     Orbit Semiconductor
     Fujitsu                                  Philips
     GEC Plessey                              Ricoh
     Hewlett Packard                          Samsung
     Hitachi                                  Sharp
     Hyundai                                  Siemens
     IBM                                      Sony
     IC Works                                 TEMIC
     LG Semicon*                              Technical University of Delft
     LSI Logic                                Texas Instruments
     Matsushita                               Toshiba
     Micron Technology                        TriQuint
     Mitsubishi                               Tower Semiconductor
     Motorola

--------
* Indicates the customers who have only purchased MORI(TM) etch products.

  Several of the above-listed customers only purchased the Company's MORI(TM) etch products. The Company expects that many of such customers will not purchase any of the Company's products in the future as a result of the restructuring of its etch business.

  Trikon's total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from Applied Materials and Texas Instruments represents 35% and 13% of total revenue, respectively, for the year ended December 31, 1997. Revenue from two customers represented 12% and 19% each of total revenue for the year ended December 31, 1996 and five customers represented 19%, 15%, 12%, 11% and 11% each of total revenue for the year ended December 31, 1995.

  International revenues accounted for approximately 37%, 77% and 47% of total revenues in the years ended December 31, 1997, 1996 and 1995, respectively. During 1997, 28%, 4% and 3% of total revenues were sales in the European Union, Japan and South Korea, respectively. Sales outside of the United States will continue to account for a substantial amount of the Company's total revenue.

  The Company must obtain export licenses from the Export Control Organization of the United Kingdom Department of Trade and Industry for shipments to certain countries, including South Korea and Israel. Although Trikon has experienced no difficulty in obtaining these licenses, the Company's failure to obtain these licenses in the future could have a material adverse effect on Trikon's results of operations. A number of other risks arise in the international market place, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, the challenges of maintaining a readily available supply of spare parts, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, potentially adverse tax consequences, and the fluctuation of foreign currency exchange rates. Wherever possible, international sales of Trikon's products are denominated in U.S. dollars in order to reduce the risks associated with such currency fluctuation. There can be no assurance that the Company will be able to avoid these and other risks relating to the conduct of business internationally.

MARKETING, SALES AND CUSTOMER SUPPORT

  Trikon's long range goal is to market its products and services directly to all end-user customers to the extent it is efficient and cost effective. In the current stage of Trikon's growth, it is not efficient or cost effective to market products and services through a direct sales force in all regions. Consequently, Trikon has established multiple sales channels to market products and services to match Trikon's efforts in each region. Trikon currently markets and sells its products and technologies primarily through four separate sales channels, direct sales, agency and distributor arrangements, and license agreements.

  The Company has sales and marketing offices located in the United States, the United Kingdom, Europe and Asia to enable sales and service personnel to provide dedicated worldwide support to new and existing customers. The field based sales, service, and applications personnel now report into a unified management structure based on country geography. This gains efficiency through cross training and critical mass for support. Sales staff now represent the full Trikon product line to its customers, gaining leverage in the selling cycle. In select international countries, Trikon will continue to use distributor or representative organizations for sales, but is moving to full direct support organizations for customer control and satisfaction.

  In the United States, Trikon markets and sells its products principally through its direct sales organization. In South Korea, Trikon markets and sells its products directly through the sales staff of its wholly-owned South Korean subsidiary. The South Korean market is served by a direct sales group in order to meet Korean semiconductor manufacturers' requirements of having direct local representation for sales, customer support and spare parts. Management is currently reviewing the Company's sales strategy in South Korea in light of the recent uncertainty in the South Korean economy. In Hong Kong, Taiwan, Singapore and China, the Company has sales agents which has increased flexibility and responsiveness to customer needs in those areas. In addition, Trikon has established a distributor relationship with Techlink for the Taiwan market. The European market is served by a direct sales group in the United Kingdom, France and Germany which offers sales, customer support and spare parts.

  Trikon currently believes that the most efficient strategy for penetrating the Japanese market is to have a distribution agreement with a well established and experienced sales organization. CVD and PVD sales in Japan are distributed through Innotech Corporation. Trikon has no distributor arrangement in Japan for etch products. Trikon has also set up a sales staff located at its wholly-owned Japanese subsidiary to help establish its own experienced sales organization.

  Trikon maintains active OEM agreements in Japan and Europe. Trikon currently sells the MORI(TM) source to NEC Anelva for incorporation into Anelva's systems which are sold in the Japanese market. Trikon also licenses plasma source technology to Leybold of Germany for incorporation into Leybold's systems that are sold worldwide.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

  Trikon believes that its future success will depend, in large part, upon its ability to continue to improve its systems and its process technologies and to develop new technologies and systems that compete effectively on the basis of total cost of ownership and performance. These technologies and systems will also need to meet customer requirements and emerging industry standards. Accordingly, Trikon devotes a significant portion of its personnel and the financial resources to research and development programs and seeks to maintain close relationships with its customers in order to remain responsive to their product needs.

  As of December 31, 1997, the Company employed 110 professional and technical personnel in research, development and engineering. These employees are organized in the following departments: research and development, hardware engineering, software engineering, customer specials engineering, systems engineering, documentation and manufacturing engineering, and customer applications. In January 1998, the Company terminated 31 persons employed in research, development and engineering at its Chatsworth, California facilities.

  The research and development group is responsible for identifying new technology applications and developing processes to meet customer requirements. Major research and development programs currently address CVD and PVD applications, polysilicon and integrated stack etch applications, metal etch applications, including aluminum, and oxide etch applications.

  Trikon's research, development and engineering expenses were approximately $17.0 million, $10.1 million and $4.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, and represented approximately 20.0%, 24.0% and 21.5% of total revenue for these three periods, respectively. In addition to direct research and development expenses, the Company recognized a charge of $3.0 million in connection with the CVD Acquisition during the year ended December 31, 1997 and $86.0 million for acquisition related in-process research and development, in the year ended December 31, 1996, due to the acquisition of Trikon Limited.

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

  As a result of continued operating losses, negative cash flow from operations and the high debt service costs associated with the Company's high level of debt, there is a significant risk that sufficient cash will not be available to support future research, development and engineering efforts. Any reduction of resources allocated to research, development and engineering programs could jeopardize the Company's future business.

MANUFACTURING

  At the Company's Newport, United Kingdom facility, Trikon takes full responsibility for the manufacturing of virtually all key technology components for the Company's products. This approach has enabled the Company to ensure quality control and compliance with government regulation and reduce dependence on third party suppliers.

COMPETITION

  The markets served by Trikon's products are very conservative, highly competitive and subject to rapid technological change. Historically, new technologies have only gained acceptance when industry leaders concurrently adopted such new technologies. Significant competitive factors include timing of new product offerings, system performance, cost of ownership (which is dependent upon yield, throughput and reliability), size of installed base, depth and breadth of product line and customer support.

  Trikon faces significant competition from various suppliers of systems that utilize similar technologies, including other manufactures of HDP systems. In the high density plasma CVD market, Trikon's primary competitors are Applied Materials, Novellus and Lam Research. Trikon's Flowfill(TM) technology faces competition from other CVD manufacturers, including Applied Materials, Lam Research, Novellus and Watkins-Johnson. In the PVD market, Trikon's Forcefill(R) technology faces competition from suppliers of aluminum and tungsten-plug PVD systems, such as Applied Materials, and a number of other competitors, including Anelva, MRC, Novellus, Varian and Ulvac. In the etch market, the Company faces competition from suppliers of reactive ion etch (RIE) systems, including Applied Materials, Lam Research and Tokyo Electron. Trikon's MORI(TM) based etch systems also face competition from ICP based etch systems marketed by Applied Materials and Lam Research, as well as the electron cyclotron resonance (ECR) based etch system marketed by Hitachi.

  Virtually all of the Company's primary competitors are substantially larger companies with broader product lines, and have well established reputations in the CVD, PVD and etch and SOG markets, longer operating histories, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources than the Company. Trikon also faces potential competition from new entrants in the market, including established manufacturers in other segments of the semiconductor capital equipment market, who may decide to diversify into the Company's market segment. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price and performance features that are superior to those offered by the Company's systems.

  The Company has granted non-exclusive, worldwide, paid-up licenses of its MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials and of its MORI(TM) source technology to Lam Research. As a result, in the future the Company's PVD and etch products may have to compete with products of Applied Materials and, with respect to etch products, Lam Research based on the Company's technologies. Nevertheless, Trikon believes that, in addition to the license income, such "second sourcing" will demonstrate to the semiconductor manufacturing industry the value of Trikon's technologies, make more likely a large base of research on its technologies to support acceptance of these technologies in the marketplace and enable customers to buy the Company's products, assured that alternative sources of supply are available. The license agreements with Applied Materials and Lam Research do not preclude the Company from utilizing, or licensing to other third parties, the licensed technologies.

INTELLECTUAL PROPERTY

  Trikon relies on a variety of types of intellectual property protection to protect its proprietary technology, including patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods. Although the Company believes that its patents and trademarks may have value, the Company believes that its future success will also depend on the innovation, technical expertise and marketing abilities of its personnel. The Company currently holds eleven patents in the United States, three patents in the United Kingdom, three patents in Taiwan, one patent in each of Germany, France, Italy and the Netherlands. The Company currently has approximately 54 patent applications pending worldwide and intends to file additional patent applications, as appropriate. The Company's patents and patent applications pending are all in the field of semiconductor manufacture and are predominantly concerned with high density plasma processing, the global planarization by a dielectric film (Flowfill(TM)) and the process of filling semiconductor contact holes by deformation of interconnect metal by high pressure (Forcefill(R)) and the equipment related to these processes. The Company also holds a copyright on its MACSE(TM) proprietary software. In addition, the Company has 12 trademarks that are registered with the United States patent and trademark office, including MORI200(R), PINNACLE 8000(R), OMEGA(R), SOFT SPUTTER ETCH(R), PLANAR 200(R), FORCEFILL(R) and uses a number of trademarks that are registered or for which an application for registration has been filed in the United States and certain other countries, including Hifill(TM) and Flowfill(TM).

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

  Trikon is opposing an issued German patent held by a competitor which relates to a process similar to Forcefill(R). A decision has been issued by the opposition division of the German patent office which strongly suggests that Trikon's Forcefill(R) process does not infringe on this issued patent. However, Trikon has nonetheless appealed the decision, in case a higher court should give the patent's claims a broader reading. In that event, Trikon believes the claims would be invalid.

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

ENVIRONMENTAL MATTERS

  The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals and gases used during its customer demonstrations and in research and development activities. Public attention has increasingly been focused on the environmental impact of operations which use hazardous materials. In 1995, the United Kingdom adopted a new and comprehensive environmental law known as the Environmental Act 1995 (the "Environmental Act"), which, among other things, deals with the allocation of responsibility for the cleanup of contaminated property and expands potential liability with respect to the remediation of such contamination. Trikon owns or leases a number of facilities in the United Kingdom, and compliance with the Environmental Act is anticipated to result in certain expenses. A reserve of $435,000 for the estimated potential liability of these expenses was recorded in connection with the Acquisition. There can be no assurance that such expenses will not exceed management's estimates. Failure to comply with present or future regulations could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand at its present locations, or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on the Company's operations. At the present time, the Company believes that it is in material compliance with all applicable environmental rules and regulations.

BACKLOG

  As of December 31, 1997, the Company's backlog was approximately $1.6 million, as compared to approximately $21.5 million at December 31, 1996. The Company's backlog at December 31, 1997 consisted primarily of orders for its PVD products, a substantial majority of which consisted of Trikon Limited products. The Company includes in its backlog all purchase orders that provide for delivery within twelve months. The Company's business is characterized by large purchase contracts for standard products with related customized options. All orders are subject to cancellation or delay by the customer with limited or no penalty. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding periods.

EMPLOYEES

  At December 31, 1997, the Company had 482 regular employees, including 110 engaged in research, development and 31 in sales and marketing, 126 in customer support, 179 in manufacturing, and 36 in general administration and finance. In January 1998, the Company reduced its work force by 64 employees. In general, all employees at the facilities in Chatsworth, California engaged in research and development, sales and marketing, and manufacturing were terminated. Of the employees terminated in January 1998, 31 were engaged in research and development, 5 in sales and marketing, 7 in customer support, 9 in manufacturing, and 12 in general administration and finance. In connection with the restructuring of its operations, the Company has assembled a customer support transition team of approximately 13 persons at the facilities in Chatsworth, California to work with existing customers of the Chatsworth, California facilities to define and negotiate the scope of technical support to be provided them, transition those support obligations to the appropriate local offices in Santa Clara, California, Dallas, Texas, South Korea and Japan, and establish a new technical support function in the United Kingdom. Twenty-two persons engaged in field support at the Chatsworth, California facilities, have also been retained.

  The Company believes its future success will depend in large part on its ability to attract and retain highly skilled employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense. The Company faces the task of quickly identifying, recruiting, training and integrating new employees. There can be no assurances that the Company will be successful in doing so or, if successful, in retaining such employees. In addition, during 1997 and the first quarter of 1998, the Company lost the service of several of its key executive officers and members of management, including Gregor A. Campbell, formerly Chief Executive Officer, John LaValle, formerly Chief Financial Officer, Steve Rhoades, formerly Vice President,

Deposition Division, David J. Hemker, formerly Vice President, Technology, Robert J. Snyder, formerly Senior Vice President, Operations, and Harvey J. Frye, formerly Vice President, Sales and Marketing, and has terminated a significant number of employees as a result of restructuring. The loss of certain of these people or the Company's inability to retain other key employees could materially and adversely affect its operations.

  None of the employees of the Company are covered by a collective bargaining agreement, and the Company has not entered into employment agreements with any of its employees, with the exception of a three-year employment agreement entered into with Nigel Wheeler, the Company's President and Chief Operating Officer, as of November 15, 1996, and a six-month retention agreement entered into with Mr. Nicolas Carrington on October 2, 1997. In addition, members of the customer support transition team are also eligible for certain bonuses for remaining employed by the Company during the restructuring.

ITEM 2. PROPERTIES

  Certain information concerning the Company's principal properties at December 31, 1997 is set forth below:

                                                                                         SQUARE  PROPERTY
 LOCATION                        TYPE                        PRINCIPAL USE               FOOTAGE INTEREST
 --------                        ----                        -------------               ------- --------
 Newport, Gwent          Office, manufacturing Headquarters, Manufacturing,              110,000   leased
 United Kingdom          & laboratories        Sales and Customer Support,
                                               Research & Engineering
 Bristol, United Kingdom Office, manufacturing Manufacturing and warehouse                55,700 freehold
                         & warehouse
 Chatsworth, CA          Office, manufacturing Transition of customer support and         56,540   leased
                         & warehouse           facilitate other aspects of restructuring
 Santa Clara, CA         Office                United States Administration and            3,000 freehold
                                               Field Service Operations

  The Company has a number of smaller properties and field offices located in the United States, the United Kingdom, Germany, Japan and South Korea. The Company believes that its properties adequately serve the Company's present needs. It is expected that during 1998 the premises in Chatsworth, California will be vacated, and the United States administration has been relocated to the property located in Santa Clara, California, which the Company owns.

ITEM 3. LEGAL PROCEEDINGS

  In the ordinary course of its business, the Company may be involved in legal proceedings from time to time. As of the date hereof, there are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On January 23, 1998, the Company held its 1997 Annual Meeting of Shareholders (the "Annual Meeting"). The following proposals were submitted to the shareholders at the Annual Meeting for them to:

  1. Elect each of Richard M. Conn, Christopher D. Dobson, Brian D. Jacobs, Jeremy Linnert and Nigel Wheeler as a director of the Company to serve from such time through the following year until their respective successor is duly elected and qualified. Mr. Dobson and Mr. Linnert were reelected as director with 8,460,538 shares voted in favor and 127,491 shares voted against. Mr. Conn was elected and Mr. Jacobs was reelected as director with 8,461,338 shares voted in favor and 126,691 shares voted against. Mr. Wheeler was reelected as director with 8,460,188 shares voted in favor and 127,841 shares voted against.

  2. Consider and vote to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. This proposal passed with 8,504,600 shares voted in favor, 50,109 shares voted against, and 33,320 shares withheld as abstentions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET FOR THE REGISTRANT'S COMMON EQUITY

  The Common Stock began trading in the over-the-counter market on August 23, 1995 upon effectiveness of the registration statement relating to the Company's initial public offering and is quoted on the Nasdaq National Market under the symbol "TRKN". The quarterly high and low sale prices for Common Stock as reported by the Nasdaq National Market for the periods indicated below are as follows:

                                                                   HIGH   LOW
                                                                  ------ ------
      1996
      First Quarter.............................................. $16.25 $ 8.63
      Second Quarter............................................. $20.25 $11.00
      Third Quarter.............................................. $15.75 $10.50
      Fourth Quarter............................................. $16.88 $11.25
      1997
      First Quarter.............................................. $16.75 $11.00
      Second Quarter............................................. $12.13 $ 4.25
      Third Quarter.............................................. $12.25 $ 6.38
      Fourth Quarter............................................. $ 9.31 $ 1.00
      1998
      First Quarter (through March 30, 1998)..................... $ 1.83 $ 1.00

  As of March 16, 1998, there were 125 shareholders of record of Common Stock.

  The Company has not declared or paid cash dividends to its shareholders. The Company anticipates that any earnings in the near future will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its Common Stock in the foreseeable future. In addition, any declaration of dividends on the Common Stock will depend, among other things, upon levels of indebtedness, the effect on the conversion ratio of the Convertible Notes, restrictions in future debt agreements, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions.

  On March 30, 1998, the closing price of the Common Stock as reported on the Nasdaq National Market was $1.00 per share.

UNREGISTERED SALES OF THE REGISTRANT'S EQUITY SECURITIES DURING LAST FISCAL
YEAR

  Series G Preferred Stock. In June 1997, the registrant issued an aggregate of 2,962,032 shares of Series G Preferred Stock to 21 investors, at a purchase price of $6.75 per share. The Series G Preferred Stock is initially convertible on a share-for-share basis into Common Stock (subject to customary antidilution adjustments), bears no dividend, and will be automatically converted into Common Stock three years after issuance.

  CVD Partnership. In June 1997, the registrant issued an aggregate of 679,680 shares of Common Stock to the Limited Partners of the CVD Partnership, in consideration for all the outstanding limited partnership interests of the CVD Partnership and all of the share interests in CVD, Inc., the CVD Partnership's corporate general partner.

  Warrants. In June 1997, in connection with the issuance of Series G Preferred Stock, the Company issued warrants to purchase an aggregate of 888,610 shares, at $8.00 per share, at any time within three years of the effective date. Concurrent with the issuance of the Series G Preferred Stock, in connection with establishment of an amendment agreement with the Company's Lending Banks to amend the Working Capital Facility, the Company issued warrants to purchase an aggregate of 178,182 shares of Common Stock at a purchase price of $6.75 per share, at any time through November 16, 1999.

  The sales and issuances of the Preferred Stock, Common Stock and warrants described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof, as transactions not involving a public offering. The purchasers in such private offerings represented their intention to acquire the securities for investment only and not with a view to the distribution thereof, and appropriate legends were affixed to the stock certificates issued in such transactions. All purchasers had adequate access, through their employment or other relationships, to sufficient information about the Registrant to make an informed investment decision. No underwriter was employed with respect to any such sales.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA OF TRIKON

  The following selected consolidated financial data of Trikon is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto of Trikon and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon," which are included elsewhere herein. The selected consolidated financial data set forth below as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 have been derived from the audited financial statements of Trikon included elsewhere herein. The selected consolidated financial data set forth below as of December 31, 1995 and 1994 and as of and for the year ended February 28, 1994 and the ten months ended December 31, 1994, have been derived from audited financial statements of Trikon not included herein. The selected consolidated financial data for the twelve months ended December 31, 1994, and the ten months ended December 31, 1993, have been derived from unaudited financial statements of Trikon, but include all adjustments (consisting only of normal recurring adjustments) which Trikon considers necessary for a fair presentation of the results of operations for the periods presented.

                                                          TEN MONTHS         TWELVE
                                                             ENDED           MONTHS
                           YEAR ENDED DECEMBER 31       DECEMBER 31(1)       ENDED      YEAR ENDED
                          ---------------------------   ----------------  DECEMBER 31, FEBRUARY 28,
                            1997    1996(3)    1995(2)   1994     1993      1994(1)        1994
                          --------  --------  -------   -------  -------  ------------ ------------
                               (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)
OPERATING DATA:
Revenues:
 Product sales..........  $ 55,609  $ 39,386  $20,890   $ 8,005  $ 4,435    $ 9,813      $ 6,244
 License revenues.......    29,500       --       400       700    1,900        700        1,900
 Contract revenues......       --      2,841      --        --       --         --           --
                          --------  --------  -------   -------  -------    -------      -------
   Total revenues.......    85,109    42,227   21,290     8,705    6,335     10,513        8,144
                          --------  --------  -------   -------  -------    -------      -------
Costs and expenses:
 Cost of goods sold.....    61,974    24,597   11,144     5,404    3,218      6,444        4,259
 Research and develop-
  ment..................    17,033    10,145    4,567     3,584    2,186      4,210        2,812
 Selling, general and
  administrative........    34,734    16,592    5,943     3,382    1,688      3,917        2,224
 Amortization of intan-
  gibles................     3,116       482      --        --       --         --           --
 Purchased in-process
  technology............     2,975    86,028      --        --       --         --           --
 Restructuring costs....    18,273       --       --        --       --         --           --
 Impairment write-downs.    44,135       --       --        --       --         --           --
                          --------  --------  -------   -------  -------    -------      -------
 Total costs and ex-
  penses................   182,240   137,844   21,654    12,370    7,092     14,571        9,295
                          --------  --------  -------   -------  -------    -------      -------
Loss from operations....   (97,131)  (95,617)    (364)   (3,665)    (757)    (4,058)      (1,151)
Interest:
 Interest expense.......   (12,068)   (1,821)    (294)     (146)    (213)      (159)        (227)
 Interest income........       674     1,628      777       125       15        143           32
                          --------  --------  -------   -------  -------    -------      -------
Income (loss) before in-
 come tax provision
 (benefit)..............  (108,525)  (95,810)     119    (3,686)    (955)    (4,074)      (1,346)
Income tax provision
 (benefit)..............    (9,248)   (1,335)       1        54       51         54           51
                          --------  --------  -------   -------  -------    -------      -------
Net income (loss).......  $(99,277) $(94,475) $   118   $(3,740) $(1,006)   $(4,128)     $(1,397)
                          ========  ========  =======   =======  =======    =======      =======
Net income (loss) per
 share(4):
 Basic..................  $  (6.71) $ (10.03) $  0.02   $ (0.94)            $ (1.04)
 Diluted................     (6.71)   (10.03)    0.02     (0.94)              (1.04)
                          ========  ========  =======   =======             =======
Number of shares used in
 per share computa-
 tion(4):
 Basic..................    14,800     9,420    5,614     3,960               3,960
 Diluted................    14,800     9,420    6,025     3,960               3,960
                          ========  ========  =======   =======             =======

                                          DECEMBER 31,
                                ----------------------------------  FEBRUARY 28,
                                  1997    1996(3)  1995(2)  1994        1994
                                --------  -------- ------- -------  ------------
                                        (IN THOUSANDS OF U.S. DOLLARS)
BALANCE SHEET DATA:
Working capital (deficien-
 cy)(5).......................  $(65,794) $ 58,071 $47,670 $ 6,171    $ 5,926
Total assets..................    79,690   183,180  59,293  16,631     12,080
Long-term debt (including cap-
 ital lease and pension obli-
 gations and excluding de-
 ferred taxes, redeemable
 convertible preferred stock
 and convertible subordinated
 notes), less current portion.     5,245     6,651     686     733        145
Convertible Subordinated
 Notes, less amounts
 classified as current at
 December 31, 1997............       --     86,250     --      --         --
Redeemable convertible pre-
 ferred stock.................       --        --      --   14,205      8,705
Shareholders' equity (defi-
 cit), excluding redeemable
 convertible
 preferred stock..............   (44,943)   31,248  53,413  (4,419)      (646)

--------
(1) During 1994, Trikon changed its fiscal year end from the last day of February to December 31. Information for the twelve months ended December 31, 1994 (unaudited) is provided for comparison to the information for the years ended December 31, 1995 and February 28, 1994. Information for the ten months ended December 31, 1993 (unaudited) is provided for comparison to the information for the ten months ended December 31, 1994.

(2) On August 29, 1995, Trikon completed its initial public offering, resulting in approximately $40,093,235 of net proceeds to Trikon. The funds were used to cover Trikon's working capital needs, its investment in evaluation systems and capital expenditures, and to continue to expand its research and development and operational activities. The remaining funds were used to finance the cash portion of the Acquisition and related transaction costs and expenses.

(3) Includes the assets and liabilities, as of December 31, 1996, and the results of operations from November 15, 1996 to December 31, 1996 of Electrotech Limited and Electrotech Equipments Limited acquired on November 15, 1996. See Note 2 of the Notes to the Consolidated Financial Statements.

(4) See Note 1 of Notes to Consolidated Financial Statements in this Report for an explanation of the method used to determine the number of shares used to compute per share amounts.

(5) Working capital deficiency in 1997 includes the convertible subordinated notes.

   SUMMARY UNAUDITED PRO FORMA DATA FOR THE YEAR ENDED DECEMBER 31, 1997(1)

                                                                  YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              ------------------
                                                                  PRO FORMA
                                                              ------------------
                                                               (IN THOUSANDS OF
                                                                 U.S. DOLLARS
                                                                    EXCEPT
                                                              SHARE INFORMATION)
OPERATING DATA:
Revenues.....................................................      $ 46,806
Loss from operations.........................................       (16,517)
Net loss.....................................................       (25,097)
Net loss per share basic and diluted.........................         (1.70)

--------
(1) The unaudited pro forma data should be read in conjunction with the unaudited pro forma financial statements included elsewhere herein. The unaudited pro forma operating data reflects the 1) repayment and termination of the Working Capital Facility, 2) closure of the Company's Chatsworth, California, Etch operations and 3) certain other impairment write-downs of tangible and intangible assets, as if they had occurred as of January 1, 1997. Accordingly, the operating data excludes the operating results of the Chatsworth Etch operations and includes certain adjustments to reduce interest expense and amortization expense and the related tax effects due to the reduced interest expense and the impairment write-downs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF TRIKON

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon should be read in conjunction with the section entitled "Selected Consolidated Financial Data of Trikon" above, with the audited consolidated financial statements of Trikon and notes thereto included elsewhere in this Report. This discussion contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements can be found in this section in "-- Comparison of the Years Ended December 31, 1996 and 1997," in the second paragraph under "--Product Revenues," in the paragraph under "--License Revenue," and in the second paragraph under "--Income(Loss) from Operations," and in "--Factors Affecting Operating Results" in the paragraph under "-- Losses and Accumulated Deficit; Ability to Continue as a Going Concern," in the paragraph under "--Increased International Exposure," in the third paragraph under "--Recent Developments in Semiconductor Industry," and in the second paragraph under "--Rapid Technological Change." Forward-looking statements may also be found in this section that are not specifically set forth above. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, product demand and market acceptance, uncertainty about the effectiveness of the restructuring and the adequacy of the provisions made in connection with the restructuring, exposure to the economic downturn in Asia and continued overcapacity in the DRAM market, as well as those set forth below under "--Factors Affecting Future Operating Results."

OVERVIEW

  For the years ended December 31, 1997, 1996 and 1995, the Company reported revenues of $85.1 million, $42.2 million and $21.3 million, respectively. For the years ended December 31, 1997 and 1996, the Company reported a net loss of $99.3 million and $94.5 million, respectively. For the year ended December 31, 1995, the Company reported net income of $0.1 million.

  On November 15, 1996 the Company acquired Electrotech Limited and Electrotech Equipments Limited (collectively, "Electrotech"). Accordingly, the results of operations include the results of operations of Electrotech from November 16, 1996 through December 31, 1997. Subsequent to the Acquisition, Electrotech Limited and Electrotech Equipments Limited formally changed their names to Trikon Technologies Limited and Trikon Equipment Limited. As a result of the Acquisition, each of Trikon Technologies Limited and Trikon Equipment Limited become a direct, wholly-owned subsidiary of the Company. Trikon has since reorganized its ownership of Trikon Technologies Limited and Trikon Equipments Limited such that Trikon Technologies Limited and Trikon Equipments Limited are directly owned by holding companies (collectively, with Trikon Technologies Limited and Trikon Equipments Limited, referred to as "Trikon Limited" ) that, in turn are directly wholly-owned by Trikon.

  The results of operations have also been significantly affected by the restructuring of the Company.

  In the second half of 1997, in response to continuing losses, violations of debt covenants and the limited availability of financing, the Company began a restructuring effort that included exploring various strategic alternatives as to the future of the business. In October 1997, the Company announced a 20% reduction in its workforce. In November 1997, the Company sold worldwide, non-exclusive, paid up licenses of its MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials for $29.5 million. With the sale of the MORI(TM) source license, the Company began executing a plan to close its Etch Division located in Chatsworth, California, resulting in the termination of an additional 13% of its work force. In connection with the closure of the Chatsworth Etch operations and the sale of the licenses, the Company will incur non cash related charges of approximately $32.5 million for the write-off of certain accounts receivable, inventories and long-lived assets which due to the sale of the licenses and the decision to close the Etch Division have become impaired. In addition, due to the continuing losses, reduced sales and changes in the Company's business, since the acquisition of Trikon Limited, the Company has written off approximately $32.3 million of intangible assets established in the allocation of the purchase price of Trikon Limited. The Company will incur certain cash related charges of approximately $18.3 million associated with the termination of employees of the Etch Division and the Company's worldwide operations, closing of the Chatsworth Etch operations and anticipated product returns. Of the $18.3 million, $2.9 million was paid prior to December 31, 1997 and $15.4 million is payable at December 31, 1997. The Company anticipates approximately
$11.3 million of the total liability at December 31, 1997 will be paid in 1998 and $4.1 million in 1999, however, actual payments could vary significantly depending on the Company's cash flows and continuing negotiations with its customers.

  The following costs relating to the restructuring of the Company have been charged in the consolidated Statement of Operations for the year ended December 31, 1997 (in millions):

      Inventory write-downs charged to cost of goods sold................ $20.7
      Restructuring costs................................................  18.3
      Impairment write-downs of tangible and intangible assets...........  44.1
      Write-off of deferred financing cost...............................   1.7
                                                                          -----
                                                                          $84.8
      Less deferred tax liabilities written-off..........................   7.2
                                                                          -----
                                                                          $77.6
                                                                          =====

  Product sales revenues and operating losses excluding restructuring costs and impairment write-downs, but including the inventory write down charged to cost of good sold of $20.7 million, of the Chatsworth Etch operations, which is not expected to generate significant revenues in the future, were $8,803,000 and $23,855,000, respectively, for the year ended December 31, 1997.

RESULTS OF OPERATIONS

  The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                             YEAR ENDED
                                                            DECEMBER 31
                                                        ------------------------
                                                         1997    1996(1)   1995
                                                        ------   -------   -----
Product sales..........................................   65.3%    93.3%    98.1%
License revenues.......................................   34.7      --       1.9
Contract revenues......................................    --       6.7      --
                                                        ------   ------    -----
Total revenues.........................................  100.0    100.0    100.0
Cost of goods sold.....................................   72.8     58.2     52.3
                                                        ------   ------    -----
Gross profit...........................................   27.2     41.8     47.7
Operating expenses:
  Research and development.............................   20.0     24.0     21.5
  Selling, general and administrative..................   40.8     39.4     27.9
  Amortization of intangibles..........................    3.7      1.1      --
  Purchased in-process technology......................    3.5    203.7      --
  Restructuring costs..................................   21.5      --       --
  Impairment write-downs...............................   51.8      --       --
                                                        ------   ------    -----
    Total costs and expenses...........................  214.1    326.4    101.7
                                                        ------   ------    -----
Loss from operations................................... (114.1)  (226.4)    (1.7)
Interest income (expense), net.........................  (13.4)    (0.5)     2.3
                                                        ------   ------    -----
Income (loss) before income tax provision (benefit).... (127.5)  (226.9)     0.6
Income tax provision (benefit).........................  (10.9)    (3.2)     --
                                                        ------   ------    -----
Net income (loss)...................................... (116.6)% (223.7)%    0.6%
                                                        ======   ======    =====
Gross margin (deficiency) on product sales.............  (11.4)%   37.5%    46.7%
                                                        ======   ======    =====

--------
(1) Includes the results of operations from November 15, 1996 to December 31, 1996 of Trikon Limited, acquired on November 15, 1996. See Note 2 of the Notes to Consolidated Financial Statements.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1997

  Product Sales. Product sales for the year ended December 31, 1997 increased 41.2% to $55.6 million as compared to $39.4 million for the same period in 1996. This increase was attributable primarily to revenues derived from products acquired in connection with the Company's acquisition of Trikon Limited. Product sales increased as a result of the shipment of 39 systems for the year ended December 31, 1997, as compared to 29 systems for the year ended December 31, 1996.

  Product sales outside of the United States accounted for 39% and 82% of product revenues for the year ended December 31, 1997 and 1996, respectively. The Company expects that sales to Japanese, Korean and European semiconductor manufacturers will continue to represent a significant percentage of the Company's product sales through 1998. In addition, because of the large unit price associated with the Company's systems, the Company anticipates that its product sales will continue to be made to a small number of customers in any given quarter. See Note 1 of Notes to Consolidated Financial Statements. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States will also fluctuate significantly from quarter to quarter.

  License Revenues. License revenues earned during the year ended December 31, 1997 amounted to $29.5 million compared to none for the year ended December 31, 1996. License revenues consists of a non-exclusive paid up license of MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials. The

Company believes that there are a limited number of companies other than Applied Material and Lam Research, which purchased a license of the MORI(TM) source technology during the first quarter of 1998, that might be interested in licensing the Company's MORI(TM) source technology. The Company is not actively seeking to license its Forcefill(R) PVD technology to other parties. See "Business--Competition."

  Contract Revenues. The Company did not receive any contract revenues during the year ended December 31, 1997, as compared to $2.8 million for the comparable period of fiscal 1996. The contract revenues received in fiscal 1996 were due to a research and development agreement entered into in March 1996 between Trikon and the CVD Partnership, which the Company terminated in the first quarter of 1997. See Note 7 to Notes to Consolidated Financial Statements. As a result of the termination of this research and development agreement, the Company will not receive any additional contract revenues associated with this research and development agreement.

  Gross Margin (Deficiency) on Product Sales. For the year ended December 31, 1997, the gross margin deficiency on product sales was 11.4% as compared to a gross margin of 37.5% for the same period in 1996. The gross margin deficiency for fiscal 1997 includes inventory write-downs relating to the Company's restructuring amounting to $20.7 million or 37.2% of product sales. The decrease in gross margin is also due in part to the relatively low gross margin on the products of Trikon Limited shipped in fiscal 1997. The relatively low gross margin on the products of Trikon Limited results from the write-up of its inventory on hand as of November 15, 1996 to the fair market value of such inventory resulting from the allocation of the purchase price of Trikon Limited as required under Accounting Principles Board Opinion ("APB") No. 16 . The write-up increased cost of goods sold by approximately $5.2 million in the year ended December 31, 1997 as the related products were shipped. Excluding the charge to cost of goods sold relating to the APB No. 16 adjustment and inventory write downs attributable to the restructuring, gross profit margins on product sales for the year ended December 31, 1997 would have been 35.1%. Substantially all of the original inventory write-up has been recorded through costs of goods sold during 1996 and 1997. Gross margins have also been negatively impacted due to issues related to the weakened product demand such as unabsorbed manufacturing overhead associated with the reduced units sold, and will continue to be adversely affected in the first half of fiscal 1998.

  Research and Development Expenses. For the year ended December 31, 1997, research and development expenses were $17.0 million, or 20.0% of total revenues as compared to $10.1 million, or 24.0% of total revenues for the year ended December 31, 1996. Included in research and development expenses during the year ended December 31, 1997 was $9.2 million related to research and development expenses incurred by Trikon Limited compared to $1.7 million in the prior period, which only consisted of the period from the date of Acquisition to December 31, 1996. The major focus of the Company's research and development efforts during the year ended December 31, 1997 was on the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products. In addition, expenses in 1996 included costs incurred associated with the contract revenue from the CVD Partnership with respect to CVD applications of the Company's technology. See Note 7 of Notes to Consolidated Financial Statements.

  Selling, General and Administrative Expense. For the year ended December 31, 1997, selling, general and administrative expenses were $34.7 million, or 40.8% of total revenues as compared to $16.6 million, or 39.3% of total revenues for the same period in 1996. The dollar increases were primarily due to the continued expansion of the Company's foreign operations, including the operations of the new facility in Newport, South Wales, and marketing support related charges directed at communicating the organizations' developments to the marketplace. Expenses for the year ended December 31, 1997 consist of $14.5 million and $20.2 million of selling, general and administrative expenses related to the Etch Division operations based in Chatsworth, California and the other operations of the Company, respectively. Following the restructuring of the Etch Division, management expects that certain selling, general and administrative expenses, formerly related to the Etch Division, will continue to be incurred by the Company in future periods.

  Amortization of Intangibles. Amortization of intangibles primarily relates to the amortization of the intangible assets established upon the acquisition of Trikon Limited. The increase in the amortization is due to the year ended December 31, 1997 including a full year of such amortization, as compared to only six weeks in 1996. The amount of amortization will be significantly less in 1998, due to the write-down of the intangible assets in connection with the restructuring.

  Purchased In-Process Technology. The charge to operations for the purchase of in-process technology during the year ended December 31, 1997 arose on acquisition of the CVD partnership. The charge to operations during the year ended December 31, 1996 arose on the acquisition of Trikon Limited.

  Restructuring Costs and Impairment Write-downs. Restructuring costs of $18.3 million and impairment write-downs of $44.1 million relate to the restructuring of the Company as previously discussed. These amounts reflect the estimates and assumptions of management of the eventual cost of the Company's restructuring and the estimated value of the assets and liabilities remaining after the restructuring. Actual costs could differ from those assumptions.

  Loss from Operations. For the year ended December 31, 1997, the Company realized a $97.1 million loss from operations, or 114.1% of total revenues as compared with a $95.6 million loss from operations, or 226.4% of total revenues for the same period in 1996. The loss from operations in the year ended December 31, 1997 included the following costs and charges that are of a one-time nature (in millions):

      Inventory write-downs relating to the Company's restructuring....... $20.7
      Affect on gross margin of APB No. 16 write-up of inventory..........   5.2
      Purchase of in-process technology...................................   3.0
      Restructuring costs.................................................  18.3
      Impairment write-downs of tangible and intangible assets............  44.1
                                                                           -----
                                                                            91.3
                                                                           =====

  The Company anticipates that operating results will continue to be unfavorably impacted during the first two quarters of fiscal 1998 due to continued weak product demand as discussed above. The loss for the year ended December 31, 1996 included a one-time charge for the purchase of in-process research and development of $86.0 million.

  Interest Expense. For the year ended December 31, 1997 interest expense increased to $12.1 million as compared to $1.8 million for the year ended December 31, 1996. This was due to the accrual of interest payable to the holders of the $86.3 million of convertible debt raised to fund part of the Acquisition and interest associated with borrowings under the Working Capital Facility. In addition, interest expense was recognized for the amortization of the costs associated with the issuance of the Convertible Notes and obtaining the Working Capital Facility. In addition, in the year ended December 31, 1997, $1.7 million of financing costs were written off and charged to interest expense in connection with the termination of the Company's Working Capital Facility.

  Interest Income. For the year ended December 31, 1997 interest income was $0.7 million as compared to $1.6 million for the year ended December 31, 1996. This was due to lower cash balances during the 1997 periods.

  Income Taxes. For the year ended December 31, 1997, the Company has recorded a $9.2 million tax benefit as compared to the recording of a $1.3 million tax benefit for the year ended December 31, 1996. The tax benefit represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and the reversal of deferred tax credits established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Trikon Limited assets acquired. The tax benefit for the year ended December 31, 1997, include approximately $7.2 million for the reversal of a deferred tax liability related to the write-off of the intangible assets established upon the Acquisition of Trikon Limited. The effective tax rate differs from the statutory Federal tax rate due to losses incurred for which no benefit has been provided. The Company's ability to use its domestic and foreign net operating losses and credit carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions. See Note 8 of Notes to Consolidated Financial Statements.

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

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

  Product Sales. Product sales increased to approximately $39.4 million for fiscal 1996 from approximately $20.9 million for 1995, an increase of 89%. The increase in 1996 product sales was attributable to the increased sales of the Company's PINNACLE 8000R(TM) systems and the six week revenues achieved following the Company's Acquisition of Trikon Limited on November 15, 1996. Shipments increased to twelve PINNACLE 8000R(TM) systems, one PINNACLE 8000(R) system, six process modules and eight MORI(TM) sources in fiscal 1996 compared to eight PINNACLE 8000(R) systems, one PINNACLE 8000R(TM) system, five process modules, and twenty MORI(TM) sources shipped in fiscal 1995. Included in the 1996 sales figures is $8.8 million in product sales from Trikon Limited from the sales of three Omega(TM) 201-2 etch systems, two Sigma Forcefill(TM) systems, and spare parts for the six week period from November 15, 1996 to December 31, 1996.

  Sales outside of the United States accounted for approximately 77% and 47% of total revenues in the years ended December 31, 1996 and 1995.

  License Revenues. The Company had entered into licensing agreements with Leybold, Canon Sales, NEC, Anelva and Watkins-Johnson which grant certain rights for the use of the Company's MORI(TM) technology. These agreements provide for an initial lump-sum license payment and generally provide the licensee with the right, upon making further payments, to expand the scope of the license. For fiscal 1996, the Company received no license revenues, as all these licenses were fully paid. In fiscal 1995, license revenues were $0.4 million.

  Contract Revenues. For fiscal 1996, the Company received $2.8 million in contract revenues as compared to no contract revenue for fiscal 1995. This increase was due to the March 1996 R&D Agreement between Trikon and the CVD Partnership. See Note 7 to Notes to Consolidated Financial Statements.

  Gross Margin on Product Sales. The Company's gross margin on product sales for the year ended December 31, 1996, was 37.5%, as compared to 46.7% for fiscal 1995. The decrease in gross margin from 1995 to 1996 was primarily due to a low gross margin of 14% on Trikon Limited's products shipped for the period from November 15, 1996 to December 31, 1996. The low gross margin was due to the write-up of Trikon Limited's inventory on hand to the fair market value of such inventory as of November 15, 1996, resulting from the allocation of the Trikon Limited purchase price as required under APB No. 16. The write-up increased cost of goods sold by approximately $3.0 million for the period from November 15, 1996 to December 31, 1996, as the related products were shipped.

  Research and Development Expenses. Research and development expenses were $10.1 million or 24.0% of total revenues for fiscal year 1996. This compared to $4.6 million or 21.5% of total revenues on research and development related activities in fiscal 1995. Trikon Limited incurred $1.7 million in research and development expenses for the period from November 15, 1996 to December 31, 1996, which is included in research and development expenses of $10.1 million noted above. The major focus of the Company's research and development efforts during fiscal 1996 was in the development of new processes and advancing its proprietary plasma source technology, as well as adding enhancements to its existing products. In addition, expenses in 1996 included reimbursed costs incurred associated with the contract revenue from the CVD Partnership with respect to CVD applications of the Company's technology. See Note 7 of Notes to Consolidated Financial Statements. Trikon Limited's research and development efforts were focused on increasing the development of its Forcefill(R) and Flowfill(TM) technologies.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.6 million or 39.4% of total revenues in fiscal 1996, as compared to $5.9 million or 27.9% of total revenues in fiscal 1995. Included in fiscal 1996 expenses is $3.1 million in selling, general and administrative expenses related to Trikon Limited for the period from November 15, 1996 to December 31, 1996. The year-to-year dollar increases were primarily due to the continued expansion of the Company's foreign operations. In addition, the Company recorded additional expenses in 1996, including the establishment of a $3.4 million reserve for doubtful accounts related to two shipments recorded during 1996 to a distributor whose ability to pay is in question. The Company also added employees during 1996 and 1995 to its sales and administration and customer support areas to accommodate increased sales.

  Income (Loss) From Operations. The Company realized a $95.6 million loss from operations in fiscal 1996 as compared to a $0.4 million loss from operations in fiscal 1995. The loss from operations in fiscal 1996 was due primarily to a one-time acquisition related in-process research and development charge of $86.0 million, a charge for the allowance for doubtful accounts of $3.4 million and lower margins on Trikon Limited sales due to the $3.0 million charge resulting from the allocation of the purchase price to write-up inventory values, in accordance with APB No. 16 which was recorded in cost of goods sold as the related inventory was shipped.

  Interest Income. Interest income increased to $1.6 million in fiscal 1996 from $0.8 million in fiscal 1995. This was due to income derived from the Company's short and long-term investments of the proceeds from the Convertible Notes issued and sold during 1996, until such proceeds were spent in connection with the Acquisition, and the proceeds of the public offering of the Company's Common Stock, completed in the third quarter of fiscal 1995. Interest income in 1995 resulted in the Company's profitability in fiscal 1995, notwithstanding a $0.4 million loss from operations.

  Interest Expense. Interest expense increased to $1.8 million in fiscal 1996 from $0.3 million in fiscal 1995. This was due to the accrual of interest payable to the holders of the Convertible Notes sold to fund part of the Acquisition. In addition, interest expense was recorded for the utilization of the Company's $35.0 million working capital facility from November 15, 1996 through December 31, 1996.

  Income Taxes. The Company recorded a $1.3 million income tax benefit in fiscal 1996 in comparison to accruing only the minimum state requirements in fiscal 1995. The $1.3 million benefit represents the combination of a foreign tax benefit associated with the Trikon Limited operating loss and the reversal of deferred tax credits established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Trikon Limited assets acquired. The effective tax rate differs from the statutory tax rate due to certain one-time non-deductible charges (primarily the write-off of the in-process technology) and losses for which no benefit has been provided. The Company's utilization of its domestic and foreign net operating losses and credit carryforwards depends upon future income and may be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions. See Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997 the Company had $9.3 million in cash, cash equivalents and short-term investments, compared to $21.6 million at December 31, 1996. The decrease in cash, cash equivalents and short-term investments primarily resulted from the use of cash in operating activities of $6.8 million and $8.1 million of cash used in investing activities and $14.1 million used in repayment of the Working Capital Facility, offset by $21.9 million of cash provided from financing activities, including $19.3 million from the Series G Private Placement.

  On November 15, 1996 the Company had entered into the Working Capital Facility, a three-year senior secured credit facility with certain Lending Banks, that permitted the Company and its subsidiaries to borrow an aggregate of up to $35.0 million, subject to certain borrowing base limitations. As of December 31, 1996, the Company had approximately $14.1 million in outstanding borrowings under the Working Capital Facility. The Working Capital Facility placed certain restrictions on the Company, which, among other things, prohibited the

Company from paying cash dividends, limited the amount of capital expenditures and required the Company to comply with certain financial ratios and covenants. As described below, this facility was terminated on November 12, 1997.

  In connection with the Acquisition of Trikon Limited, the Company issued $86,250,000 of Convertible Notes. The Convertible Notes contain certain provisions which provide that the occurrence of certain defaults (an "Event of Default") could cause the Convertible Notes to become due and payable immediately. Such an Event of Default would occur if, among other things, the Company were to default on the Working Capital Facility or any other secured indebtedness caused by the failure to pay principal and interest payments when due or resulting in the acceleration of such indebtedness prior to its express maturity in excess of $10.0 million. An interest payment was due under the Convertible Notes on October 15, 1997, but not paid by the Company because a Payment Blockage Notice (discussed below) prevented the making of such payment. The Company made this overdue payment of approximately $3.1 million on November 12, 1997, and thus cured its Event of Default under the Convertible Notes. The next interest payment under the Convertible Notes is due on April 15, 1998.

  Under the Indenture governing the Convertible Notes, upon the occurrence of certain designated events (a "Designated Event"), each holder shall have the right to require the Company to repurchase all or any part of such holder's Convertible Notes at a purchase price equal to 101% of the principal amount thereof, together with all accrued and unpaid interest thereon. A Designated Event will be deemed to occur if the Company is neither listed on a United States national securities exchange nor approved for trading on an established over-the-counter trading market in the United States. If the Company's Common Stock is delisted from the Nasdaq National Market, there is a risk that some or all of the holders of Convertible Notes will exercise their option to sell their Convertible Notes to the Company. There can be no assurance that the Company will have the funds necessary to repurchase the Convertible Notes in such circumstance. The Company's failure to purchase tendered Convertible Notes would constitute an Event of Default under the Indenture.

  At December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997, the Company was out of compliance with certain financial ratios and covenants established under the Working Capital Facility. The Lending Banks had granted the Company a waiver of such covenant violations as of December 31, 1996 and March 31, 1997 and for the year and quarter, respectively, then ended, which waivers expired June 30, 1997. Concurrent with the first closing of the private placement of Series G Preferred Stock on June 30, 1997, the Company entered into an amendment agreement with the Lending Banks (the "Amendment") to amend its Working Capital Facility which, among other things, revised certain financial ratios and covenants as to which the Company had previously been in default. In connection with and as consideration for the Amendment, the Company issued to the lending banks and their administrative agent, warrants to purchase an aggregate of 178,182 shares of Common Stock at an exercise price of $6.75 per share.

  As a result of the substantial losses incurred during the quarters ended June 30, 1997 and September 30, 1997, the Company was out of compliance with the amended financial ratio and covenants requirements set forth in the Amendment. The Company received waivers from its Lending Banks with regard to the covenant violations during the quarter ended September 30, 1997 which extended the Working Capital Facility through September 30, 1997. Under the terms of this waiver, the Lending Banks suspended their obligation to advance any further funds under the Working Capital Facility.

  As a result of the Company being in default of its Working Capital Facility, the Lending Banks issued a Payment Blockage Notice to the holders of the Convertible Notes on October 7, 1997. The Payment Blockage Notice prevented the payment of any principal or interest due and payable under the Convertible Notes until the earlier of the curing of any event of default under the Working Capital Agreement or 180 days. The Payment Blockage Notice was terminated pursuant to the Pay-off Agreement (as defined below) on November 12, 1997.

  In early 1997 the Company determined that certain characteristics of the CVD technology of Trikon Limited known as "Flowfill" are superior to the high density plasma CVD processes which were being pursued by CVD

Partnership, a limited partnership sponsored by the Company for MORI(TM) CVD development pursuant to an research and development agreement (the "R&D Agreement") entered into as of March 29, 1996 between the CVD Partnership and the Company (under which the Company agreed to perform all research and development work for the CVD Partnership). Accordingly, during the first quarter of 1997, the Company decided to discontinue further research and development work under the R&D Agreement and instead focus its consolidated efforts, on its own behalf and not on behalf of the CVD Partnership, upon the Flowfill(TM) CVD technology used in the Trikon Limited products. One of the Limited Partners of the CVD Partnership asserted that this decision was inconsistent with the R&D Agreement and representations made by the Company in connection with the CVD Partnership and that, accordingly, a settlement of any and all claims that the Limited Partners of the CVD Partnership might have in connection with such discontinuation was appropriate.

  Effective June 30, 1997, the Company acquired all of the outstanding limited partnership interests of the CVD Partnership and all of the shares of the CVD Partnership's corporate general partner, in exchange for the Company's issuance of an aggregate of 679,680 shares of Common Stock of the Company. Pursuant to CVD Purchase Agreement, all CVD technology which had been developed by the CVD Partnership prior to such discontinuation, together with approximately $2.2 million of unspent funds of the CVD Partnership, are now owned solely by the Company, and any and all claims that the Limited Partners of the CVD Partnership may have had in connection with the termination of the research and development project thereunder or otherwise relating to the CVD Partnership have been resolved. In connection with the purchase of all of the outstanding interests in the CVD Partnership and its corporate general partner, the Company agreed to cause a registration statement covering the CVD Partnership Shares to be filed under the Securities Act and, to become effective on or prior to September 1, 1997. In the event that the Company did not cause such a registration statement to become effective on or prior to September 1, 1997, the Company agreed, pursuant to the original terms of the CVD Purchase Agreement, to pay the holders of CVD Partnership Shares liquidated damages in the amount of a one-time fee of $75,000, and an amount equal to $2,500 per day for each day after September 1, 1997 that such registration statement has not become effective.

  On December 12, 1997, the Company and the holders of the CVD Partnership Shares amended the CVD Purchase Agreement to provide for (i) the immediate payment of liquidated damages accrued through November 1, 1997 of $225,000,
(ii) no further incurrence of liquidated damages should a registration statement be effective by March 15, 1998, (iii) in the event Trikon does not cause a registration statement to become effective by March 15, 1998, resumption of liquidated damages accruing at a rate of $2,500 for each day thereafter until a registration statement becomes effective, and (iv) should a registration statement not be effective by April 1, 1998, Trikon will become obligated to pay the Limited Partners liquidated damages for the period between November 1, 1997 and March 15, 1998 of $335,000. As of the date of this Report, the Company has not caused a registration statement to become effective.

  During the quarter ended June 30, 1997, the Company commenced a private placement of shares of its newly-authorized Series G Preferred Stock. Each Investor in the Series G Private Placement received warrants exercisable for a number of shares of Common Stock equal to 30% of the number of shares of Series G Preferred Stock purchased at an exercise price of $8.00 per share. The total purchase price was $6.75 per share of Series G Preferred Stock. The Series G Preferred Stock has a liquidation preference of $6.75 per share which is generally applicable to any liquidation or acquisition of the Company, such that the Series G Preferred Stock receives the first $6.75 per share of available proceeds, the shares of Common Stock then receive the next $6.75 per share, and thereafter the Series G Preferred Stock and the Common Stock share any remaining proceeds pro rata (on an as-converted basis assuming conversion of all of the Series G Preferred Stock into Common Stock). The Series G Preferred Stock is convertible at the option of the holders on a share-for-share basis into Common Stock commencing September 30, 1997 (subject to customary anti-dilution adjustments), bears no dividend, and will be automatically converted into Common Stock on June 30, 2000. The Company received net proceeds of approximately $19.3 million during and after the second quarter of 1997 from the Series G Private Placement.

  On November 12, 1997, the Company granted non-exclusive, worldwide, paid-up licenses of its MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials. Under the terms of the license agreements and related technology transfer agreements, Applied Materials paid the Company $29.5 million, $26.5 million of which was paid prior to December 31, 1997, and $3.0 million of which was paid in the first quarter of 1998 upon completion of the technology transfer. Under one of the license agreements, Applied Materials also purchased four MORI(TM) sources for $0.5 million prior to December 31, 1997.

  On November 12, 1997, the Company also entered into a pay-off agreement (the "Pay-off Agreement") with its Lending Banks under the Working Capital Facility. Under the terms of the Pay-off Agreement, the Company made payments in the aggregate of approximately $12.5 million (including all outstanding principal and interest due at November 12, 1997) to the Lending Banks under the Working Capital Facility, the Lending Banks under the Working Capital Facility released all of their liens on the assets of the Company, the Working Capital Facility and all of the Company's obligations under the Working Capital Agreement were terminated, and the Payment Blockage Notice was cancelled. In order to collateralize certain obligations of Trikon Limited relating to bankers guarantees and a credit facility with the Company's U.K. lender, the Company provided cash collateral of approximately $1.4 million to the U.K. lender.

  The $29.5 million in proceeds from the sale of the license agreements was used to pay off the $12.5 million balance on the Working Capital Facility and $3.1 million in interest due on the Convertible Notes. The remainder is being used to fund the closure of the Chatsworth, California Etch operations, including the employee termination cost and debt service requirements.

  Trikon Limited has a term-loan from Lloyd's Bank Plc which is secured by property in Bristol, United Kingdom. Interest is payable monthly for borrowings at a fixed rate of 10.0025% per annum. At December 31, 1997, the amount outstanding was $0.3 million which is repayable on May 23, 1998. This loan places no restrictions on the Company and does not require the Company to comply with any covenants.

  On March 18, 1998, the Company granted a non-exclusive, worldwide license of its MORI(TM) source technology to Lam Research. Under the terms of the license agreement, Lam Research will pay up to $20.0 million, $9.0 million of which was paid in the first quarter of 1998, $1.0 million of which is due in the second quarter of 1998 and $10.0 million of which consists of contingent payments and royalties. The license agreements do not preclude Trikon from utilizing, or licensing to other third parties, the licensed technology.

  The Company used approximately $2.9 million for capital expenditures for the last quarter of fiscal 1997. This included investments in demonstration and test equipment, information systems, leasehold improvements and other capital items that should enable the Company to expand its ability to support and develop new products and services. In addition, the Company increased its investment in inventory of evaluation systems at customer sites.

  The Company has experienced significant losses from operations and negative cash flows from operating activities, resulting in violations of debt covenants and the termination of the Company's working capital facility. The Company does not currently have a credit facility with any lenders or any other readily available source of debt financing. Management's plan with respect to these conditions include the sale of licenses, restructuring of its operations, and obtaining a new working capital facility. Management believes that the successful implementation of these actions and the cash flow from future operations will be sufficient to fund the Company's operations. However, any increase in costs or decrease or elimination of anticipated sources of revenues or the inability of the Company to successfully implement management's plans would raise significant doubt as to the Company's ability to fund its operations in the ordinary course.

  The Company has announced plans to commence an exchange offer for its Convertible Notes. Failure to effect an exchange of the Convertible Notes would also raise substantial doubt about the Company's ability to continue as a going concern.

FACTORS AFFECTING FUTURE OPERATING RESULTS

  Losses and Accumulated Deficit; Ability to Continue as a Going Concern. For the year ended December 31, 1997, the Company had reported a net loss of $99.3 million, including an operating loss of $97.1 million. As of December 31, 1997, the Company had an accumulated deficit of $201.3 million. In light of the sale of non-exclusive licenses of its MORI(TM) source and Forcefill(R) PVD technologies, the restructuring of the Etch Division, the debt service costs associated with the Company's historically high level of debt resulting from the Acquisition and the termination of the Working Capital Facility in November 1997, there is substantial doubt with respect to the Company's ability to continue as a going concern. There can be no assurance that the Company will operate profitably in the future and that the Company will not continue to sustain losses. Continued losses could materially and adversely affect the Company's business. Absent new debt or equity financing, and even assuming the Company is successful in restructuring its etch business, there is significant doubt that the Company has adequate resources to fund its operations in the ordinary course during 1998.

  Uncertainty of Restructuring. In the second half of 1997, in response to continuing losses, the Company began to restructure its business. In October 1997, the Company reduced its global work force by 20%. In November 1997, the Company sold non-exclusive licenses of its MORI(TM) etch and Forcefill(R) PVD technologies to Applied Materials. At the same time, Trikon initiated the restructuring of its Etch Division. In connection with the restructuring of the Etch Division, 64 out of the 99 employees located at the Chatsworth, California facilities were terminated as of January 12, 1998. The Company will continue to provide customer support for MORI(TM) etch products currently at customer locations and is evaluating to what extent it will manufacture MORI(TM) etch products at its Newport, United Kingdom facility. There can be no assurance that the Company's restructuring efforts will be successful in returning the Company to profitability in the short or long term.

  Adequacy of Provisions for Restructuring. The operating loss for the year ended December 31, 1997 includes a charge of $18.3 million for restructuring costs which include provisions for sales returns, allowance against accounts receivable and provisions for closure costs. These charges to earnings reflect the estimates and assumptions of management, and there can be no assurance that the provisions and allowances are adequate. If actual costs are greater than the provisions and allowances, then it will materially and adversely affect its results of operations. See Note 1 to Notes to Consolidated Financial Statements.

  Substantial Leverage; Future Capital Needs. The Company is capital intensive and requires significant funds to conduct operations and requires regular and significant investments in working capital and research and development. In order to remain competitive, the Company must continue to make significant investments in technology and systems, in the expansion of its operations, in evaluation systems and in research and development.

  As a result of the Acquisition of Trikon Limited on November 15, 1996, and the related sale of the Convertible Notes, the Company incurred a significant amount of indebtedness. On November 12, 1997, the Company and certain banks in the United States and the United Kingdom terminated the Working Capital Facility that, subject to certain limitations, had permitted the Company to borrow up to $35 million. As of the date of this Report, the Company has not established a credit facility to replace the Working Capital Facility. As of December 31, 1997, on a combined basis the Company's total interest bearing indebtedness was approximately $87.2 million.

  The lack of a credit facility and the degree to which the Company is leveraged could have important negative consequences including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, research and development, general corporate or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of interest on, and the principal of, its debt; and
(iii) the Company's substantial leverage may make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions. Certain of the Company's competitors currently operate on a less leveraged basis and have significantly greater operating and financial flexibility than the Company.

  Increased International Exposure. Revenue outside the United States accounted for approximately 37%, 77% and 47% of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995. The Company anticipates that sales outside of the United States will continue to account for substantial amount of the Company's total revenues. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, the challenges of maintaining a readily available supply of spare parts, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences. In addition, international sales may be materially adversely affected by currency risks associated with devaluation of certain currencies. There can be no assurance that these and other factors will not have a material adverse effect on revenue and net earnings (losses).

  Economic Downturn in Asia. During the second half of 1997, several nations in Asia, including South Korea, Malaysia and Thailand, experienced sudden and serious economic and fiscal crises. Economists are predicting, among other things, a tightening of credit in nations such as South Korea, Thailand and Malaysia which could result in decreasing capital expenditures by semiconductor manufacturers and diminished economic growth in those countries. The decline in the value of certain Asian currencies could also adversely affect the purchasing power of the Company's customers in Asia. In addition, diminished economic growth in Asia could reduce demand for computers, which in turn would cause a further slowdown in the semiconductor manufacturing and semiconductor equipment manufacturing industries.

  In addition, Japan continues to suffer from an extended recession. If the Japanese economy weakens further, investments by Japanese customers may be negatively affected and it is possible that economic recovery in other Asian countries could be delayed. The economic downturn in Asia could materially and adversely affect the Company's business and results of operations.

  Nasdaq National Market Listing Requirements. On August 22, 1997, the Securities and Exchange Commission approved a strengthening of both the quantitative and qualitative requirements for issuers listing on the Nasdaq National Market. The new continued listing requirements are effective February 23, 1998. Under the new rules, among other things, the common stock of a company listed on the Nasdaq National Market must have a minimum bid price of $1. If the common stock price of a company falls below $1 for 30 consecutive days, its common stock must close at or above $1 for ten consecutive days within 90 days of the date on which the price fell below $1. Otherwise it is subject to delisting. In addition, a company must maintain net tangible assets in excess of $4 million under the new Nasdaq National Market continued listing requirements. Net tangible assets means total assets (excluding goodwill) minus total liabilities. For purposes of the continued listing requirements on the Nasdaq National Market, the Company had negative net tangible assets of $44.9 million at December 31, 1997. There can be no assurance that the Company's Common Stock will continue to trade at or above $1, that the Company will succeed in increasing its net tangible assets or that the Company will remain in compliance with the other quantitative continued listing requirements. If the Company is unable to take actions to meet the net tangible assets requirement, it will likely be delisted from the Nasdaq National Market. If the Company is delisted, it would constitute a Designated Event under the Indenture, significantly impair the liquidity of the market for the Company's Common Stock and could dramatically affect the price of the Common Stock.

  If the Company is delisted from the Nasdaq National Market and is unable to list for trading on a United States national securities exchange or the Nasdaq SmallCap Market, a Designated Event (as defined in the Indenture) under the terms of the Indenture will have occurred. The occurrence of a Designated Event enables each holder of Convertible Notes to elect to have the Company repurchase such holder's Convertible Notes at a purchase price equal to 101% of the principal amount thereof, together with accrued and unpaid interest thereon. The Company does not currently have, and there can be no assurance that the Company will have, the financial resources necessary to repurchase the Convertible Notes in such circumstances. See "--Repurchase of Convertible Notes Upon Designated Event."

  Recent Developments in Semiconductor Industry. Trikon has focused a significant portion of its marketing and sales efforts for its MORI(TM) and Flowfill(TM) products on DRAM manufacturers in South Korea and Japan. The DRAM market is presently characterized by overcapacity, which has resulted in historically low prices for DRAM chips. As a result, DRAM manufacturers have reduced their investment in semiconductor manufacturing equipment. Decreased product sales and pricing pressures resulted in decreased gross and operating margins for Trikon for the quarter ended December 31, 1997, as compared to the preceding year ended December 31, 1996.

  Reduced demand for semiconductor processing equipment for manufacturing DRAM chips is anticipated to continue to adversely affect the product sales, margins and operating results of Trikon for the first two quarters of 1998. MORI(TM) and Flowfill(TM) product sales of Trikon for the quarter ended March 31, 1998 will be substantially the same as, or lower than, its respective product sales for the preceding quarter ended December 31, 1997. The Company is particularly sensitive to the current DRAM market slowdown because the loss or delay of one or more system sales during any quarter can significantly and adversely affect its operating results for that quarter, and also because the lengthy sales cycle experienced by the Company may adversely affect its ability to rapidly recover from the downturn.

  The semiconductor industry is aggressively pursuing copper, CMP and novel low dielectric constant insulating materials for future metalization structures. These changes present both opportunities and threats to Trikon. Presently Trikon's Forcefill(R) product is not competitive for copper and therefore developments are underway to enable a viable copper Forcefill(R) process. Trikon's Flowfill(TM) product is well placed to take advantage of the high level of interest in low dielectric insulators.

  Deductibility of the Company's Interest Payments. Section 279 of the Internal Revenue Code of 1986, as amended, disallows the deduction of interest paid or accrued with respect to certain subordinated convertible debt which is issued to provide consideration for the acquisition of stock or assets of another corporation ("Section 279 Acquisition Debt"). Such a disallowance applies to the interest paid or accrued with respect to Section 279 Acquisition Debt to the extent interest paid or accrued with respect to such debt plus interest paid or accrued on other debt incurred to provide consideration for an acquisition of stock or assets exceeds a $5 million threshold. Section 279 Acquisition Debt, however, does not include debt issued to provide consideration for the acquisition of stock in, or the assets of, a foreign corporation that derives substantially all of its income from foreign sources during the three-year period ending with the date of the acquisition (the "Foreign Acquisition Exception"). The Company believes that the acquisition of Trikon Limited falls within the Foreign Acquisition Exception and, accordingly, that Section 279 should not apply to disallow a deduction for interest paid or accrued with respect to the Convertible Notes. There can be no assurance in this regard, however, and, in any event, the interest paid or accrued with respect to that portion of proceeds of the Original Offering used in the acquisition of Trikon Limited still will figure in the calculation of the $5 million threshold described above. Therefore, even if the Convertible Notes do not constitute Section 279 Acquisition Debt, the Company may be limited in its ability to deduct interest paid or accrued with respect to any Section 279 Acquisition Debt that it may incur in the future. Additionally, if, contrary to the position being taken by the Company, the Convertible Notes are deemed to be
Section 279 Acquisition Debt, Section 279 would disallow a portion of the interest deduction with respect to the Convertible Notes and, if the Company incurs additional acquisition debt (whether or not such debt is Section 279 Acquisition Debt), the amount of the interest deduction disallowed by Section 279 would increase. If Section 279 were to disallow any portion of the interest paid or accrued with respect to the Convertible Notes or with respect to other debt of the Company, the Company's effective tax rate may increase. The Company has not applied to the Internal Revenue Service for a ruling on this issue and has not received an opinion of counsel as to the deductibility of the interest on the Convertible Notes.

  Repurchase of Convertible Notes Upon Designated Event. Upon a Designated Event, which includes a Change of Control or a Termination of Trading (each as defined in the Indenture), each holder of Convertible Notes will have the right, at the holder's option, to require the Company to repurchase all or a portion of such holder's Convertible Notes. If a Designated Event were to occur, there can be no assurance that the Company would have sufficient funds to pay the repurchase price for all Convertible Notes tendered by the holders thereof. In addition, it is possible that the terms of future indebtedness or lease obligations incurred by the Company may prohibit the Company from purchasing any Convertible Notes and may also provide that a Designated Event, as well as certain other change of control events with respect to the Company, would constitute an event of default thereunder. If the Company were prohibited from purchasing Convertible Notes tendered, this failure would constitute an Event of Default under the Indenture, which in turn, may also constitute an event of default under other indebtedness or long-term leases that the Company currently has or may enter into from time to time.

  Development and Acceptance of New Products and Systems. While the Company sells several conventional products, it also offers novel technologies. Its Planar 200(R) Flowfill(TM) system uses a CVD technique applied to silicon dioxide that allows for gap filling and planarization. Competing products include spin on glass (SOG) and high density plasma (HDP) coupled with a chemical mechanical polishing (CMP) process. The Company's Sigma Forcefill(R) system incorporates an alternative technology to conventional PVD techniques by using aluminum forced by high pressure argon to fill small diameter deep holes and vias on ICs. The Company's competitors produce systems that use a conventional CVD tungsten system to fill deep holes and vias. Trikon's MORI(TM) source offers an alternative etch environment for the manufacture of IC to the reactive ion etch (RIE), inductively coupled plasma (ICP) and electron cyclotron resonance (ECR) etch technology currently used by Trikon's competitors. The Company will continue to produce MORI(TM) etch products at its Newport, United Kingdom facility, and it intends to continue marketing licenses of the MORI(TM) source technology.

  The Company's Planar 200(R) Flowfill(TM) is currently at the stage of customer review and evaluation. Considerable efforts are being applied by the Company to attain product functionality and reliability levels acceptable to the Company's target markets, with an emphasis being given to the Planar 200(R) Flowfill(TM). The Company has sold a limited number of its PINNACLE 8000(R) and PINNACLE 8000R(TM) etch systems to a small number of customers. To date, the substantial majority of the Company's sales of its etch systems, Sigma Forcefill(R) and Planar 200(R) Flowfill(TM) systems have been initial purchases by customers of individual systems. Typically, semiconductor manufacturers initially purchase individual systems and deploy them in a development or pre-production environment prior to purchasing multiple systems for production. There can be no assurance that any of such customers will purchase additional systems from the Company for deployment in production or that any additional customers will enter into licensing agreements for the MORI(TM) source technology.

  Recently, certain customers have adopted a new etching standard, which is referred to as zero overlay design, whereby misalignment of etched metal lines to contact plugs is no longer allowable. This presents a technical challenge to the Company's Forcefill(R) PVD technology which produces a metal plug of the same composition as the connective conductor. Consequently, if part of the contact plug is not covered by the line delineated by the photoresist, then during the etching of the metal lines the metal plug is also partially etched. Because zero overlay design potentially offers higher yields and lower die costs, semiconductor manufacturers have demonstrated strong interest in the standard. Trikon has not yet developed a solution to the problem that it presents to the Forcefill(R) PVD technology. There can be no assurance that Trikon, or any other party, will develop a solution to the technical problems of zero overlay design in connection with Forcefill(R) PVD technology.

  Given that certain of the Company's systems represent an alternative to conventional CVD, PVD and etch systems currently marketed by competitors, management believes that continued growth depends in large part upon the ability of the Company to gain acceptance of its systems and technology. Due to the substantial investment required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line, these manufacturers will tend to choose equipment manufacturers based on past relationships, product compatibility and proven financial performance. Once a semiconductor manufacturer has selected a particular vendor, management believes that the manufacturer generally relies upon the equipment supplied by that vendor for the specific production line application, and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. As a result, semiconductor manufacturers will normally engage in a long period of analysis and planning before determining to convert to a new vendor of capital equipment. Given these factors, there can be no assurance that the Company will be successful in obtaining broader acceptance of its new systems or of its Flowfill(TM) technologies, Forcefill(R) or MORI(TM) source. Customers acceptance may further erode because of the Company's current financial uncertainty.

  Potential Returns of Systems. Under certain circumstances, the Company has provided completed systems to certain strategic customer sites. The Company provides these demonstration systems at no charge for a specified evaluation period. All operating costs incurred during the evaluation period are paid by the customer. At the conclusion of the agreed evaluation period, provided that the equipment performs to the specifications, management of the Company expects that the customer will purchase the demonstration system, though they are not obligated to do so. Included in the pro forma financial statements is an adjustment to fully reserve against MORI(TM) etch demonstration systems. At December 31, 1997, the Company had a Flowfill(TM) product located at a customer site under an evaluation agreement. There can be no assurance that the customers will purchase such evaluation systems at the end of the agreed upon demonstration periods.

  Following the announcement of the restructuring of the Etch Division, certain customers have indicated an intent to return previously purchased systems. The Company has provided for such returns in its financial statements for the year ended December 31, 1997. There can be no assurance that this reserve will be adequate to cover all such returns or any required settlement with such customers.

  Maintenance of Sales and Customer Support Operations for MORI(TM) Etch Products. In November 1997, the Company announced the restructuring of its Etch Division based in Chatsworth, California. In January 1998, the Company terminated all employees engaged in research and development, in sales and marketing, and in manufacturing at the Chatsworth, California facilities. The Company is transferring certain inventory at the Chatsworth, California facilities to its field operations in the United States and to its manufacturing facility in Newport, United Kingdom. The Company will maintain its customer support for the MORI(TM) etch products currently in the field and at customer sites through their life-cycles. Despite the efforts of the Company, there can be no assurance that the Company will be able to maintain sufficient levels of customer support for its MORI(TM) etch products during the transition period and thereafter. Insufficient levels of support would cause customer dissatisfaction, and in turn could cause the return of additional systems. See "--Potential Return of Systems." Furthermore, customer dissatisfaction with support of MORI(TM) etch products could affect the reputation of the Company with regard to all of its products, thereby reducing its overall sales. Therefore, customer dissatisfaction as a result of the restructuring could have materially adverse affect on the results of operations of the Company.

  Rapid Technological Change. The markets in which the Company and its customers compete are characterized by rapidly changing technology, the introduction of alternative technologies, evolving industry standards and continuous improvements in products and services. Management believes that the Company's future success will depend, in part, upon its ability to continue to improve its systems and process technologies and to develop new technologies and systems which compete effectively on the basis of total cost of ownership and performance and which adequately address customer requirements. Due to the risks inherent in transitioning to new products the Company will be required to accurately forecast demand for new products while managing the transition from older products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expense may result. There can be no assurance that the Company will successfully develop and manufacture new products, or that new products introduced by the Company will be accepted in the marketplace. If the Company does not successfully introduce new products, the Company's results of operations will be materially adversely affected.

  Although the Company expects to continue to make significant investments in research and development, as a result of its continued operating losses, it will be necessary to reduce its level of investment in research and development in 1998 as compared to previous years. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products which satisfy customer needs in a timely manner or achieve market acceptance with the planned research and development investment in 1998. The failure to do so could adversely affect the Company's business.

  Quarterly Operating Results Affected by Many Business Factors. The Company has routinely experienced fluctuations in quarterly results and historically derived most of its quarterly revenue from the sale of a small number of systems which typically have list prices ranging from approximately $600,000 to $4,000,000. The Company ships a significant portion of its systems in the last week of each quarter. Accordingly, the timing of the shipment of a single system could have a significant impact on the Company's recognition of revenue and its quarterly operating results. A delay in a shipment near the end of a particular quarter may cause product sales in that quarter to fall below expectations, and may thus materially and adversely affect operating results for such quarter, which will have an adverse impact on the market price of the Common Stock of the Company. Historically, the Company's backlog at the beginning of a quarter has not included all sales required to achieve its sales objectives for that quarter. As such, the Company's quarterly product sales and operating results have historically depended on the receipt of orders and the shipment of products in that same quarter. As of December 31, 1997, backlog was approximately $1.6 million for the Company, as compared to $3.0 million as of September 30, 1997. All of the orders constituting backlog as of December 31, 1997 will be shipped in 1998.

  As a result of its continued investments in research, development and engineering, and the development of a worldwide sales and marketing organization, the Company has significant fixed costs that it will not be able to reduce rapidly if its sales goals for a particular period are not met. The impact of this factor on operating results in any future period cannot be forecasted accurately.

  Highly Competitive Industry. The markets served by the Company's products are extremely competitive. The Company faces significant competition from various suppliers of systems that utilize alternative technologies. In the CVD market, the Company's Flowfill(TM) technology faces competition from a number of CVD competitors, including Applied Materials, Lam Research, Novellus and Watkins-Johnson. In the PVD market, the Company's Forcefill technology faces competition from suppliers of aluminum PVD systems, such as Applied Materials, Tokyo Electron, MRC, Varian and Ulvac. In the etch market, the Company's MORI(TM)- based etch systems and other etch products face competition from suppliers of RIE systems, including Applied Materials, Lam Research and Tokyo Electron, from ICP-based etch systems marketed by Applied Materials and Lam Research, as well as the ECR-based etch system marketed by Hitachi. In addition, as a result of the non-exclusive licenses sold to Applied Material and Lam Research, in the future, the Company's PVD and etch products may have to compete with products of Applied Materials and, with respect to the Company's etch products, Lam Research, based upon the Company's technologies.

  Many of these competitors are substantially larger companies with broader product lines, and have well established reputations in the markets in which the Company competes, longer operating histories, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases and substantially greater financial, technical and marketing resources than the Company and, among other things, may therefore be less vulnerable than the Company to long-term industry downturns, including the downturn presently being experienced by the DRAM manufacturing industry. The Company also faces potential competition from new entrants in its respective markets, including established manufacturers in other segments of the semiconductor capital equipment market, who may decide to diversify into the Company's market segments. There can be no assurance that their competitors will not develop enhancements to or future generations of competitive products that will offer price and performance features superior to those offered by the Company's systems.

  Lengthy Sales Cycle. Sales of the Company's systems typically involve a lengthy period during which it may expend substantial funds and management effort. Such sales will depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity, both of which involve a significant capital commitment by the customer. The amount of time from initial contact with a customer to the first order is typically nine to twelve months, and may be longer, and may involve competing capital budget considerations for the customer, thus making the timing of customers' orders uneven and difficult to predict. The Company's ability to receive orders for production systems from potential semiconductor manufacturing customers depends, among other things, upon such customers undertaking an evaluation for new equipment. Presently, all of the Planar 200(R) Flowfill(TM) systems sold are being used by such customers to evaluate the future manufacturing capabilities of such systems. There can be no assurance that the Company will receive any orders for Planar 200(R) Flowfill(TM) systems from any of the customers who have purchased such systems for evaluation purposes. Prior to placing orders for production systems, semiconductor manufacturing customers expect to evaluate systems on an extended trial basis. Following initial system qualification, the Company often experiences further delays in finalizing system sales while the customer evaluates and receives approvals for the purchase of its systems and completes a new or expanded facility. The failure or inability of the Company to convert an evaluation system with a customer to a sale of production systems could materially and adversely affect operations. Furthermore, this lengthy sales cycle process may adversely affect the Company's ability to rapidly recover from its current low sales level.

  Failure to Retain Key Personnel. The Company's future success depends, to a large extent, upon the efforts and abilities of a number of its current key personnel. Such key personnel include, but are not limited to, Christopher D. Dobson, Chairman of the Board and Chief Executive Officer, Nigel Wheeler, President and Chief Operating Officer, and Nicolas Carrington, Senior Vice President, Sales and Field Operations. During 1997 and the first quarter of 1998, the Company has lost the services of several of its key executive officers and members of management, including Dr. Campbell, formerly Chief Executive Officer, John LaValle, formerly Chief Financial Officer, Steve Rhoades, formerly Vice President, Deposition Division, David J. Hemker, formerly Vice President, Technology, Robert J. Snyder, formerly Senior Vice President, Operations, and Harvey J. Frye, formerly Vice President, Sales and Marketing, and has terminated a significant number of employees at the Company. Furthermore, the Company has not had a full-time Chief Financial Officer since John LaValle resigned as of June 30, 1997. The loss of certain of these people or the Company's inability to retain other key employees could materially and adversely affect its operations.

  Intellectual Property Rights. The Company relies on a variety of types of intellectual property protection to protect proprietary technology, including patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods. Although management believes that the Company's patents and trademarks may have value, management believes that its future success will also depend on the innovation, technical expertise and marketing abilities of its personnel.

  The Company currently holds a number of patents in the United Kingdom, the United States, Taiwan, Germany, France, Italy and the Netherlands, and has patent applications pending in South Korea, Japan and Europe.

  There can be no assurance that patents will be issued on the Company's pending patent applications or that competitors will not be able to legitimately ascertain proprietary information embedded in its products which is not covered by patent or copyright. In such case, the Company may be precluded from preventing the competitor from making use of such information. In addition, should the Company wish to assert its patent rights against a particular competitor's product, there can be no assurance that any claim in a Company patent will be sufficiently broad nor, if sufficiently broad, any assurance that the Company patent will not be challenged, invalidated or circumvented, or that the Company will have sufficient resources to prosecute its rights. The Company has a policy to protect and defend vigorously its patents, trademarks and trade secrets. In connection with the non-exclusive licenses of technologies sold to Applied Materials, the Company released Applied Materials from all claims or actions arising from acts, omissions or dealings of Applied Materials prior to the licenses, other than claims against Applied Materials of infringement of the patent or patent applications of the Company relating to its Flowfill(TM) technology.

  There are no pending lawsuits against the Company regarding infringement of any existing patents or other intellectual property rights or any unresolved claim where the Company has received notice that it is infringing the intellectual property rights of others. There can be no assurance, however, that such infringement claims will not be asserted in the future nor can there be any assurance, if such claims were made, that the Company would be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms. In addition, management believes that litigation in the semiconductor equipment industry over patent and other intellectual property rights has been increasing in recent years.

  Any involvement in a patent or other intellectual property dispute or in any action to protect trade secrets and know-how, even if successful, could materially and adversely affect operations. Adverse determinations in any such action could subject the Company to significant liabilities, require it to seek licenses from third parties, which might not be available, and possibly prevent it from manufacturing and selling its products, any of which could materially and adversely affect operations.

  Trikon is opposing an issued German patent held by a competitor which relate to a process similar to Forcefill(TM). A decision has been issued by the opposition division of the German patent office which strongly suggests that Trikon's Forcefill(TM) process does not infringe on this issued patent. However, Trikon has nonetheless appealed the decision, in case a higher court should give the patent's claims a broad reading. In that event, Trikon believes the claims should be invalid.

  Customer Concentration. To date the Company's product sales have been highly concentrated, with approximately 20% and 14% of its product revenues for the year ended December 31, 1997 derived from sales to Texas Instruments and Siemens and 19% and 12% of its product revenues for the year ended December 31, 1996 derived from sales to Hyundai and Siemens. There can be no assurance that Texas Instruments and Siemens will continue to purchase systems and technology from the Company at current levels, or at all. Furthermore, a portion of the sales in prior periods have been of etch products which the Company may no longer manufacture.

  Year 2000. Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The company is assessing both the internal readiness of its computer systems and the compliance of its products sold to customers for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

ITEM 6. (CONTINUED) SELECTED COMBINED FINANCIAL DATA OF TRIKON LIMITED

  The selected combined financial data presented below for the fiscal year ended June 30, 1993, and as of and for each of the three fiscal years ended June 30, 1994, 1995, and 1996 are derived from audited combined financial statements of Trikon Limited, which have been audited by Ernst & Young Chartered Accountants, independent auditors, and, except with respect to the financial statements for the year ended June 30, 1993 and as of June 30, 1994, are contained in this Report. The selected combined financial data presented below as of June 30, 1993 and for the three months ended September 30, 1995 and 1996 and as of September 30, 1996 is derived from unaudited combined financial statements of Trikon Limited, which are not contained in this Report. The combined financial statements below are presented in British pounds sterling. For reference purpose, the average of the closing selling and buying notes was U.S.$1 to 1.6454 British Pounds Sterling on December 31, 1997. All of the selected combined financial data below is prepared under accounting principles generally accepted in the United Kingdom ("UK GAAP"), which differ in certain respects from United States generally accepted accounting principles ("US GAAP"). The selected combined financial data set forth below is qualified in its entirety by, and should be read in conjunction with, Trikon Limited's unaudited condensed combined financial statements included elsewhere in this Report and with Trikon Limited's combined financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon Limited," which are included in this Report.

                                  THREE MONTHS
                                     ENDED
                                  SEPTEMBER 30                               YEAR ENDED JUNE 30
                          -----------------------------  --------------------------------------------------------------
                               1996           1995            1996            1995            1994            1993
                          --------------  -------------  --------------  --------------  --------------  --------------
                                                      (IN THOUSANDS OF BRITISH POUNDS)
COMBINED PROFIT AND LOSS
 ACCOUNTS DATA:
Sales...................  (Pounds)10,197  (Pounds)7,761  (Pounds)49,012  (Pounds)34,496  (Pounds)23,807  (Pounds)16,547
Cost of sales...........           5,218          3,760          23,406          17,014          11,496           7,967
                          --------------  -------------  --------------  --------------  --------------  --------------
Gross profit............           4,979          4,001          25,606          17,482          12,311           8,580
Operating expenses:
Research and development
 costs..................           1,702          1,239           6,674           4,421           3,332           2,365
Administrative expenses.           2,321          1,861           8,295           8,615           7,161           4,659
                          --------------  -------------  --------------  --------------  --------------  --------------
Total operating ex-
 penses.................           4,023          3,100          14,969          13,036          10,493           7,024
                          --------------  -------------  --------------  --------------  --------------  --------------
Operating profit........             956            901          10,637           4,446           1,818           1,556
Profit on disposal of
 businesses(1)..........             --             --              --            5,040             --              --
                          --------------  -------------  --------------  --------------  --------------  --------------
Profit on ordinary ac-
 tivities before inter-
 est....................             956            901          10,637           9,486           1,818           1,556
Interest payable, net...            (211)          (146)           (609)           (438)           (255)            (95)
                          --------------  -------------  --------------  --------------  --------------  --------------
Profit on ordinary ac-
 tivities before taxa-
 tion...................             745            755          10,028           9,048           1,563           1,461
Tax on profit on ordi-
 nary activities........             332            344           3,721           3,530             574             627
                          --------------  -------------  --------------  --------------  --------------  --------------
Profit for the period...  (Pounds)   413  (Pounds)  411  (Pounds) 6,307  (Pounds) 5,518  (Pounds)   989  (Pounds)   834
                          ==============  =============  ==============  ==============  ==============  ==============

                             AS OF                             AS OF JUNE 30
                          SEPTEMBER 30  -----------------------------------------------------------
                              1996           1996           1995           1994           1993
                         -------------- -------------- -------------- -------------- --------------
                                              (IN THOUSANDS OF BRITISH POUNDS)
COMBINED BALANCE SHEET
 DATA:
Working capital......... (Pounds)15,847 (Pounds)16,422 (Pounds)14,035 (Pounds)10,547 (Pounds)10,075
Total assets............         47,427         51,030         38,339         28,005         22,093
Long-term obligations...            977            948          1,339          1,932          2,559
Total shareholders' eq-
 uity...................         27,013         26,621         20,401         14,844         13,836

--------
(1) Represents the profit, before taxes, recognized on the sales of Surface Technology Systems Limited during the fiscal year ended June 30, 1995.

ITEM 7. (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF TRIKON LIMITED

  The following discussion should be read in conjunction with the section entitled "Selected Combined Financial Data of Trikon Limited" above, with the unaudited condensed combined financial statements of Trikon Limited included elsewhere in this Report and with the combined financial statements of Trikon Limited and notes thereto included in this Report. The combined financial statements of Trikon Limited combine the consolidated financial statements of each of Trikon Technologies Limited and Trikon Equipments Limited, which are subject to common control. The financial information for Trikon Limited has been prepared in accordance with UK GAAP and in British pounds. See the notes to the Trikon Limited combined financial statements of Trikon Limited contained elsewhere in this Report for a reconciliation to US GAAP for selected financial information.

BACKGROUND

  A privately-owned company, Trikon Limited was founded in 1968 by three scientists from the European research division of ITT as a small manufacturer of vacuum accessories. By 1980, the core technologies of Trikon Limited had been developed to address plasma etch (1975), plasma enhanced CVD (1978) and PVD (1980). Trikon Limited opened sales offices in the U.S. and continental Europe markets in the 1970's, appointed its first sales agents in Japan in 1983 and, thereafter, expanded into other areas of the Asia/Pacific region.

  In 1995, Trikon Limited sold its Surface Technology Systems Limited ("STS") subsidiary to Sumitomo Precision Products Co. Limited, resulting in a gain of (Pounds)5.0 million, before taxes, in the fiscal year ended June 30, 1995. The proceeds from the sale of STS were used to fund a portion of a major expansion program which included a move in 1996 into new corporate and manufacturing headquarters in Newport, South Wales.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the combined profit and loss accounts related to the operations of Trikon Limited:

                                                                 THREE MONTHS
                                                                     ENDED
                                          YEAR ENDED JUNE 30     SEPTEMBER 30
                                         ----------------------  --------------
                                          1996    1995    1994    1996    1995
                                         ------  ------  ------  ------  ------
   Sales...............................   100.0%  100.0%  100.0%  100.0%  100.0%
   Cost of sales.......................    47.8    49.3    48.3    51.2    48.4
                                         ------  ------  ------  ------  ------
   Gross margin........................    52.2    50.7    51.7    48.8    51.6
   Research and development expenses...    13.6    12.8    14.0    16.7    16.0
   Administrative expenses.............    16.9    25.0    30.1    22.8    24.0
                                         ------  ------  ------  ------  ------
   Total operating expenses............    30.5    37.8    44.1    39.5    40.0
   Profit on disposal of business......     --     14.6     --      --      --
                                         ------  ------  ------  ------  ------
   Profit on ordinary activities before
    interest...........................    21.7    27.5     7.6     9.3    11.6
   Interest payable, net...............    (1.2)   (1.3)   (1.1)   (2.0)   (1.9)
                                         ------  ------  ------  ------  ------
   Profit on ordinary activities before
    taxation...........................    20.5    26.2     6.5     7.3     9.7
   Tax charge on profit on ordinary
    activities.........................     7.6    10.2     2.4     3.3     4.4
                                         ------  ------  ------  ------  ------
   Profit for the period...............    12.9%   16.0%    4.1%    4.0%    5.3%
                                         ======  ======  ======  ======  ======

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

 Gross Margin

  Trikon Limited's gross margin was 48.8% in the three months ended September 30, 1996 and 51.6% in the three months ended September 30, 1995. The decrease in gross margin is primarily due to the effect of exchange rate fluctuations on conversion to British pounds of revenues earned in other currencies.

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

 Administrative Expenses

  Administrative expenses consist of personnel costs and overhead for administration, finance, sales and marketing, information systems, human resources and general management. Administrative expenses were (Pounds)2.3 million during the three months ended September 30, 1996 compared to (Pounds)1.9 million during the three months ended September 30, 1995, an increase of 21.1% over such periods. Significant variations in expenditure between the two periods were in payroll costs, which increased to (Pounds)945,000 from (Pounds)827,000, an increase of 14.3%, and automobile and travel costs which increased to (Pounds)580,000 from (Pounds)365,000, an increase of 58.9%. Included in administrative expenses for the three months ended September 30, 1996 were currency exchange gains of (Pounds)303,000 compared to currency exchange gains of (Pounds)150,000 for the three months ended September 30, 1995.

  In January 1996, Trikon Limited commenced partial occupation of new leased premises in Newport, South Wales.

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

 Worldwide Tax Expense

  Trikon Technologies Limited and Trikon Equipments Limited each operate as a holding company. Trikon Technologies Limited and its subsidiaries operate in the United Kingdom. Trikon Equipments Limited has operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, Trikon Equipments Limited's consolidated effective tax rate may increase to the extent it reports tax losses in some subsidiaries and taxable income in others. The subsidiaries are subject to taxation in countries where they operate, and such operations generally are taxed at rates similar to or higher than tax rates in the United Kingdom. The payment of dividends or distributions by the subsidiaries to Trikon Equipments Limited would be subject to withholding taxes in the country of domicile and may be mitigated under the terms of relevant double tax treaties with the United Kingdom.

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

  The increase in revenues is primarily due to sales of Sigma products. Units shipped increased to 17 Sigma systems and five Forcefill(TM) modules in the year ended June 30, 1996, compared to 15 Sigma systems and four Forcefill(TM) modules in the year ended June 30, 1995. Revenues from these products were (Pounds)26.5 million, representing 54.2% of total revenues in the year ended June 30, 1996 compared to revenues of (Pounds)18.0 million, representing 58.6% of total revenues (less STS revenues) in the year ended June 30, 1995. Revenues from the sales of Sigma products increased by 47.2% between the two years. The increase in revenues of approximately 47% from the sale of Sigma products from year to year was primarily due to higher unit selling prices and a reduction in the number of sales made through distributors.

  Revenues from sales of Planar 200(R) Flowfill(TM) products were (Pounds)4.6 million for the year ended June 30, 1996 and (Pounds)1.5 million for the year ended June 30, 1995, an increase of 206%. Six Planar 200(R) Flowfill(TM) systems were shipped during the year ended June 30, 1996, compared to the shipment of two such systems during the year ended June 30, 1995.

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

 Gross Margin

  Trikon Limited's gross margin was 52.2% in the year ended June 30, 1996 and 50.7% in the year ended June 30, 1995. Excluding sales and related costs of sales of STS, the gross margin for the year ended June 30, 1995 was 51.9%. The gross margins achieved by Trikon Limited were influenced primarily by changes in product mix. Overall gross margins are also influenced by the portion of total sales which are sold through distributors at reduced sales prices and the impact of currency exchange rates on sales denominated in currencies other than British pounds.

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

 Administrative Expenses

  Administrative expenses consist of personnel costs and overhead for administration, finance, sales and marketing, information systems, human resources and general management. Administrative expenses were (Pounds)8.3 million during the year ended June 30, 1996 compared to (Pounds)8.6 million during the year ended June 30, 1995, a decrease of 3.7% over such periods. Excluding administrative expenses and non-recurring expenditures associated with the sale of STS, administrative expenses and non-recurring expenditures associated with the sale of STS, administrative expenses were (Pounds)7.1 million during the year ended June 30, 1995. Significant variations in expenditure between the two periods were in payroll costs, which increased to (Pounds)3.4 million from (Pounds)2.8 million, an increase of 21.4%, and travel costs which increased to (Pounds)2.1 million from (Pounds)1.5 million, an increase of 40%. Included in administrative expenses for the year ended June 30, 1996 were currency exchange gains of (Pounds)604,000 compared to currency exchange losses of (Pounds)73,000 for the year ended June 30, 1995.

 Interest Expense, Net

  Net interest expense was (Pounds)609,000 in the year ended June 30, 1996 compared to (Pounds)438,000 in the year ended June 30, 1995, an increase of 39.0% over such periods. The increase was primarily due to increased working capital requirements necessary to fund the expansion of the business.

 Income Tax Expense

  Income tax expense was (Pounds)3.7 million in the year ended June 30, 1996 compared to (Pounds)3.5 million in the year ended June 30, 1995, an increase of 5.7% over such periods. The effective tax rates were 37.1% and 39.0%, respectively. The high effective tax rate for the year ended June 30, 1995 was primarily due to a larger portion of earnings arising in countries with a higher effective tax rate than the United Kingdom.

COMPARISON OF THE YEAR ENDED JUNE 30, 1995 TO THE YEAR ENDED JUNE 30, 1994

 Revenues

  Total revenues, exclusive of STS revenues, were (Pounds)30.7 million in the fiscal year ended June 30, 1995 compared to (Pounds)18.4 million in the year ended June 30, 1994, an increase of 66.9%. The increase in revenues was primarily attributable to increased sales of Sigma products. Shipments increased to 15 Sigma systems and four Forcefill(R) modules in fiscal 1995, compared to four Sigma systems and one Forcefill(R) module in fiscal 1994. Revenues from these products were (Pounds)18.0 million in fiscal 1995 compared to (Pounds)5.2 million in fiscal 1994, an increase of 246.2%.

  Revenues from sales of Planar 200 Flowfill(TM) products were (Pounds)1.5 million for the year ended June 30, 1995 and (Pounds)1.3 million for the year ended June 30, 1994. Two Planar 200(R) Flowfill(TM) systems were shipped in each of fiscal year 1995 and 1994.

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

 Gross Margin

  Gross margin was 50.7% and 51.7% for the years ended June 30, 1995 and 1994, respectively. The gross margins achieved by Trikon Limited was influenced by changes in product mix, the portion of total sales which are sold through distributors at reduced sales prices and the impact of currency exchange rates on sales denominated in currencies other than British pounds.

 Research and Development Expenses

  Research and development expenses, exclusive of expenses of STS, were (Pounds)4.1 million in the year ended June 30, 1995, compared to (Pounds)2.8 million in the year ended June 30, 1994, an increase of 46.4%. The increased expenditure was primarily attributable to research and development of the Forcefill(R) and Flowfill(TM) technologies. Research and development expenses as a percentage of revenues were 12.8% in fiscal 1995 compared with 14.0% in fiscal 1994.

 Administrative Expenses

  Administrative expenses, exclusive of expenses of STS, were (Pounds)7.5 million in the year ended June 30, 1995 compared to (Pounds)5.4 million in the year ended June 30, 1994. Excluding a non-recurring expenditure associated with the sale of STS, administrative expenses in fiscal 1995 amounted to (Pounds)7.1 million, an increase of 31.5% from fiscal 1994.

 Interest Expense, Net

  Net increase expense was (Pounds)438,000 and (Pounds)255,000 in the fiscal years ended June 30, 1995 and 1994, respectively. The increases were primarily due to increased working capital requirements due to the expansion of the business.

 Income Tax Expense

  Worldwide income tax expense was (Pounds)3.5 million in the fiscal year ended June 30, 1995. This amount included (Pounds)2.0 million in respect of the gain on the sale STS. The effective tax rate was 39.0% in the year ended June 30, 1995. Income tax expense was (Pounds)574,000 in fiscal 1994, an effective tax rate of 36.7%.

 Worldwide Tax Expense

  Trikon Technologies Limited and Trikon Equipments Limited each operated as a holding company. Trikon Technologies Limited and its subsidiaries operate in the United Kingdom. Trikon Equipments Limited has operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, Trikon Equipments Limited consolidated effective tax rate may increase to the extent it reports tax losses in some subsidiaries and taxable income in others. The subsidiaries are subject to taxation in countries where they operate, and such operations generally are taxed at rates similar to or higher than tax rates in the United Kingdom. The payment of dividends or distributions by the subsidiaries to Trikon Equipments Limited would be subject to withholding taxes in the country of domicile and may mitigated under the terms of relevant double tax treaties with the United Kingdom

 Liquidity and Capital Resources

  Net cash provided by operating activities was (Pounds)4.9 million for the year ended June 30, 1996 against a net outflow from operating activities of (Pounds)3.3 million in the year ended June 30, 1995. Net cash outflows from operating activities were (Pounds)2.7 million in fiscal 1994. The net cash inflows and outflows from activities reflect movements in the working capital of Trikon Limited.

  Net cash provided by operating activities was (Pounds)2.3 million for the three months ended September 30, 1996 against a net inflow from operating activities of (Pounds)147,000 in the three months ended September 30, 1995. The net cash inflows from operating activities reflect movements in the working capital of Trikon Limited.

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

  Trikon Limited leased a 102,000 square foot facility into which it moved certain of its sales, customer support and financing operations in January 1996. The rental of the new premises was (Pounds)500,000 per annum.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the Index included at "Item 14. Exhibits and Financial Statements Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF TRIKON.

  The following table sets forth certain information concerning Trikon's directors and executive officers.

NAME                     AGE                          POSITION
----                     ---                          --------
Christopher D. Dobson...  61 Director, Chairman of the Board and Chief Executive Officer
Nigel Wheeler...........  47 Director, President, Chief Operating Officer
Jeremy Linnert..........  53 Director, Acting Chief Financial Officer and Secretary
Nicolas Carrington......  35 Senior Vice President, Sales and Field Operations
Brian D. Jacobs(1)(2)...  36 Director
Richard M. Conn(1)(2)...  53 Director

--------
(1) Member of the Audit Committee

(2) Member of the Compensation Committee

  Mr. Dobson joined Trikon's Board of Directors as Chairman in November 1996 upon the Acquisition of Trikon Limited. Upon the resignation of Dr. Campbell in December 1997, Mr. Dobson was appointed Chief Executive Officer of the Company. Mr. Dobson was a co-founder of Trikon Limited and was the Chairman of Trikon Limited's board of directors from 1971 to November 1996.

  Mr. Wheeler joined Trikon as a director and the President and Chief Operating Officer in November 1996 upon the Acquisition of Trikon Limited. In December 1997, Mr. Wheeler was appointed Secretary. From July 1993 to November 1996, Mr. Wheeler served as Trikon Limited's Chief Executive Officer. From July 1986 to July 1993, Mr. Wheeler was the General Operations Director of Trikon Limited and had served in other capacities with Trikon Limited since 1980.

  Mr. Linnert joined Trikon in November 1996 upon the Acquisition of Trikon Limited. In December 1997, Mr. Linnert was appointed Secretary and acting Chief Financial Officer of Trikon. Mr. Linnert was elected to the Board of Directors of Trikon in January 1998. Mr. Linnert joined Trikon Limited in November 1988 as Management Accountant and became Financial Controller and Company Secretary in December 1992. From November 1988 to December 1992, Mr. Linnert served as assistant to the Financial Director of Trikon Limited.

  Mr. Carrington was appointed Senior Vice President, General Manager of the Deposition Division of Trikon in November 1996. In connection with the restructuring of Trikon's business, his title was changed to Senior Vice President, Sales and Field Operations in December 1997. He joined Trikon Limited in 1991 as Technical Marketing Manager and was appointed Product Director in September 1993, with responsibility for coordinating the development and marketing of Trikon Limited products. From May 1990 to February 1991 Mr. Carrington was Area Sales Manager for Northern Europe of Tegal Corporation.

  Mr. Jacobs has served as a director of Trikon since March 1993. Mr. Jacobs is currently a general partner and executive vice president of St. Paul Venture Capital, which he joined in June 1992. Mr. Jacobs also serves as a director of several private corporations.

  Mr. Conn was elected to the Board of Directors of Trikon in January 1998. Mr. Conn formed Business Development Consulting in early 1997 and serves as a consultant in the semiconductor equipment industry. Prior to forming Business Development Consulting, Mr. Conn was a Vice President of Sales at KLA Instruments Corporation, the predecessor to KLA-Tencor from 1984 until 1996. During his tenure at KLA Instruments Corp., Mr. Conn was a member of the boards of directors of KLA Instruments Corporation's subsidiaries in the United Kingdom, France and Germany. Mr. Conn has held several other positions in the semiconductor industry at companies that include Eaton Semiconductor Equipment, Applied Materials UK and ITT Semiconductors.

  The term of office for each director is one year. All directors are elected at the annual meeting of shareholders and hold office until the election and qualification of their successor at the next annual meeting of shareholders. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors and executive officers of Trikon.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Exchange Act ("Section 16(a)"), requires Trikon's directors and certain of its officers, and persons who own more than 10% of Trikon's Common Stock (collectively, "Insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Insiders are required by Commission regulations to furnish Trikon with copies of all Section 16(a) forms they file.

  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5s were required for those persons, Trikon believes that its Insiders complied with all applicable Section 16 filing requirements for 1997, on a timely basis, with the exception of the following late filings by (i) Gregor A. Campbell, the former Chief Executive Officer of the Company, who filed a Form 4 in November 1997 to report his sale of 145,000 shares of Common Stock in October 1997, (ii) Harvey J. Frye, the Vice President of Sales and Marketing of the Company, who filed a Form 4 in February 1998 to report his exercise his sale of 30,000 shares of Common Stock in November 1997 and failed to file a Form 5 to report the grant of stock options in February 1997 to purchase 15,000 shares of Common Stock , (iii) Jeremy Linnert, a director and the Acting Chief Financial Officer of the Company, who filed a Form 3 in February 1998 to report his beneficial ownership of stock options to purchase 15,000 shares on Common Stock of the Company after being appointed as Chief Financial Officer in December 1997, (iv) Steve Rhoades, the former Vice President of the Deposition Division, who failed to file a Form 4 and Form 5 to report his sale of 2,000 shares of Common Stock in April 1997, his purchase of 3,333 shares of Common Stock in November 1997, his sales of 14,833 shares of Common Stock in November 1997, and the grant of stock options in February 1997 to purchase 15,000 shares of Common Stock, (v) David J. Hemker, the former Vice President of the Technology Division, who failed to file a Form 5 to report the grant of stock options in February 1997 to purchase 15,000 shares of Common Stock, (vi) Craig S. Montesanti, the former Senior Director of Finance and Administration, who failed to file a Form 3 to report his beneficial ownership on becoming an Insider on April 1996 and failed to file a Form 5 to report the grant of stock options in February 1997 to purchase 5,000 shares of Common Stock and in May 1997 to purchase 3,500 shares of Common Stock, (vii) Robert J. Snyder, the former Senior Vice President of Operations, who failed to file a Form 5 to report the grant of stock options in February 1997 to purchase 5,000 shares of Common Stock and in April 1996 to purchase 20,000 shares of Common Stock, and
(viii) John LaValle, the former Vice President and Chief Financial Officer, who failed to file a Form 4 to report his purchase of 7,333 shares of Common Stock in December 1996, of 22,001 shars of Common Stock in March 1997, and of 4,416 shares of Common Stock in September 1997. Trikon received no representation that a Form 5 was not required and does not otherwise know that a Form 5 is not required for the following Insiders: Hiroyuki Mizuno, Kenneth Levy, Roger McDaniel, Gregor A. Campbell, Charles Thompson, Bradford Jones, John Rollwagen, John LaValle and Gerald Cox.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

  The following table sets forth all compensation received for services rendered to Trikon in all capacities for the years ended December 31, 1997, 1996 and 1995, by (i) each person who served as Chief Executive Officer of Trikon during the year ended December 31, 1997 and (ii) each of the other four most highly compensated executive officers of Trikon who were serving as executive officers at December 31, 1997 and whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers"). For the purpose of calculating salaries and other compensation paid in British pounds to Nigel Wheeler, Christopher D. Dobson, and Nicolas Carrington, the conversion rate of
1.6454 is being used, which is the average of the closing selling and buying rates on December 31, 1997.

                          SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                           COMPENSATION
                                                                              AWARDS
                                                                           ------------
                                                       COMPENSATION         SECURITIES
                                                    ------------------      UNDERLYING
                                             FISCAL                           STOCK        ALL OTHER
                                              YEAR  SALARY($) BONUS($)      OPTIONS(#)  COMPENSATION($)
                                             ------ --------- --------     ------------ ---------------
 Christopher D. Dobson(1).................    1997  $315,917  $    --            --         $15,605(2)
  Chief Executive Officer                     1996    52,653       --            --           2,582(3)
 Gregor A. Campbell(4)....................    1997   242,307       --         60,000          1,789(5)
  Former Chief Executive Officer              1996   210,000       --         43,000          2,895(5)
                                              1995   160,000    36,708        96,666            779(5)
 Nigel Wheeler(6).........................    1997   268,200   268,200       200,000         50,388(7)
  Director, President and Chief               1996    44,699       --            --           5,485(8)
  Operating Officer
 Harvey J. Frye(9)........................    1997   175,000    15,750        15,000          5,946(10)
  Former Vice President, Sales & Marketing    1996   150,001       --          7,000          6,278(11)
                                              1995   140,000       256        30,000         35,802(12)
 Nicolas Carrington(13)...................    1997   115,589    57,795(14)    36,300         15,199(15)
  Senior Vice President, General              1996    13,711       --            --           1,924(16)
  Manager of Deposition Division
 Steve Rhoades(17)........................    1997   152,000    13,680        15,000            --
  Former Vice President, General Manager      1996   124,886       --          7,000            --
  of Deposition Division                      1995   103,750       --         19,167            --

--------
(1) Mr. Dobson joined Trikon in November 1996 upon the Company's Acquisition of Trikon Limited. Mr. Dobson was appointed Chief Executive Officer in December 1997 upon the resignation of Mr. Campbell.

(2) Of this amount, (i) $1,483 represents a telephone allowance, (ii) $12,888 represents a car allowance, and (iii) $1,234 represents premiums paid by Trikon for private medical insurance.

(3) Of this amount, (i) $206 represents a telephone allowance, (ii) $2,228 represents a car allowance, and (iii) $148 represents premiums paid by Trikon for private medical insurance.

(4) Dr. Campbell resigned from the Company effective December 1, 1997.

(5) This amount represents premiums paid by Trikon for life insurance of which the officer's designee is the beneficiary.

(6) Mr. Wheeler joined Trikon in November 1996 as President and Chief Operating Officer upon the Acquisition of Trikon Limited.

(7) Of this amount, (i) $1,485 represents a telephone allowance, (ii) $15,651 represents a car allowance, (iii) $1,070 represents premiums paid by Trikon for private medical insurance, and (iv) $32,182 represents pension contributions by Trikon on behalf of the officer.

(8) Of this amount, (i) $483 represents a telephone allowance, (ii) $1,922 represents a car allowance, (iii) $131 represent premiums paid by Trikon for private medical insurance, and (iv) $2,949 represents pension contributions by Trikon on behalf of the officer.

(9) Mr. Frye resigned from the Company effective January 12, 1998.

(10) Of this amount, (i) $5,700 represents a car allowance and (ii) $246 represents premiums paid by Trikon for life insurance of which the officer is the beneficiary.

(11) Of this amount, (i) $5,904 represents a car allowance and (ii) $374 represents premiums paid by Trikon for life insurance of which the officer is the beneficiary.

(12) Of this amount, (i) $30,000 represents reimbursement for relocation expenses, (ii) $102 represents premiums paid by Trikon for life insurance of which the officer is the beneficiary and (iii) $5,700 represents a car allowance.

(13) Mr. Carrington joined Trikon in November 1996 as Senior Vice President, General Manager of Deposition Division.

(14) This amount represents consideration for Mr. Carrington's agreement to remain with Trikon until March 31, 1998.

(15) Of this amount, (i) $762 represents a telephone allowance, (ii) $10,461 represents a car allowance, (iii) $329 represents premiums paid by Trikon for private medical insurance, and (iv) $3,647 represents contributions by Trikon pursuant to a defined contribution agreement on behalf of the officer.

(16) Of this amount, (i) $185 represents a telephone allowance, (ii) $1,283 represents a car allowance, (iii) $41 represents premiums paid by Trikon for private medical insurance, and (iv) $415 represents contributions by Trikon pursuant to a defined contribution agreement on behalf of the officer.

(17) Mr. Rhoades resigned from the Company effective January 12, 1998.

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

OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth each grant of stock options made during the year ended December 31, 1997 to each of the Named Executive Officers. No stock appreciation rights ("SARs") have ever been granted by Trikon.

                                       PERCENT OF
                         NUMBER OF    TOTAL OPTIONS                       POTENTIAL REALIZABLE
                         SECURITIES    GRANTED TO                           VALUE AT ASSUMED
                         UNDERLYING     EMPLOYEES   EXERCISE              ANNUAL RATES OF STOCK
                          OPTIONS       IN FISCAL     PRICE   EXPIRATION PRICE APPRECIATION FOR
                         GRANTED(#)      YEAR(%)    ($/SH)(1)    DATE        OPTION TERM(2)
                         ----------   ------------- --------- ---------- -----------------------
NAME                                                                          5%($)      10%($)
----                                                                     ----------- -----------
Christopher D. Dobson...      --             --          --         --           --          --
Dr. Gregor A.
 Campbell(3)............   60,000(4)      4.6969%    $  7.00   5-7-2007   $  264,136  $  669,372
Nigel Wheeler(5)........  200,000(6)     15.6562      11.625  3-18-2007    1,462,180   3,705,451
Harvey J. Frye(7).......   15,000(8)      1.1742       12.25  2-28-2007      115,559     292,850
Nicolas Carrington(5)...   36,300(6)      2.8416      11.625  3-18-2007      265,386     672,539
Steve Rhoades(9)........   15,000(8)      1.1742       12.25  2-28-2007      115,559     292,850

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

(3) Dr. Campbell resigned from the Company effective December 1, 1997. All of Dr. Campbell's unexercised options granted in 1997 expired on December 31, 1997.

(4) Represents stock options that vest in equal, annual increments of 25% over the four-year period following their date of grant, May 7, 1997.

(5) On February 6, 1998, the Company cancelled the stock options granted to Mr. Wheeler and Mr. Carrington in 1997 and issued new stock options with an exercise price of $1.4375 per share to each for the same number of shares as the cancelled stock options. The new stock options vest in installments six months later than each installment was due to vest pursuant to the cancelled stock options.

(6) Represents stock options that vest in equal, annual increments of 25% over the four-year period following their date of grant, March 18, 1997.

(7) Mr. Frye resigned from the Company as of January 12, 1998.

(8) Represents stock options that vest in equal, annual increments of 25% over the four-year period following their date of grant, February 28, 1997. These options expired on March 13, 1998, 30 days after the resignation of Mr. Frye and Mr. Rhoades.

(9) Mr. Rhoades resigned from the Company effective January 12, 1998.

AGGREGATED STOCK OPTION EXERCISES IN FISCAL YEAR 1997 AND FISCAL YEAR-END OPTION VALUES

  The following table sets forth the number and value of shares acquired by the Named Executive Officers upon exercise of stock options during Trikon's fiscal year ended December 31, 1997 and of the exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 1997.

                                                      NUMBER OF      VALUE OF UNEXERCISED
                                                 UNEXERCISED OPTIONS     IN-THE-MONEY
                           SHARES                  AT FISCAL YEAR-    OPTIONS AT FISCAL
                         ACQUIRED ON                   END(#)            YEAR-END ($)
                            VALUE       VALUE       EXERCISABLE/         EXERCISABLE/
NAME                     EXERCISE(#) REALIZED($)    UNEXERCISABLE      UNEXERCISABLE(1)
----                     ----------- ----------- ------------------- --------------------
Christopher D. Dobson...      --           --            --                  --
Gregor A. Campbell(2)...      --           --        147,500/-0-            $0/$0
Nigel Wheeler(3)........      --           --        -0-/200,000             0/0
Harvey J. Frye(4).......   27,000      $58,668      17,750/52,250          0/18,000
Nicolas Carrington(3)...      --           --        -0-/36,300              0/0
Steve Rhoades(5)........    5,333       18,423      5,083/31,251           0/2,000

--------
(1) These values are calculated using the December 31, 1997 closing price of Common Stock on Nasdaq of $1.0625 per share, less the exercise price of the options, multiplied by the number of shares to which the options relate.

(2) Dr. Campbell resigned from the Company effective December 1, 1997. Dr. Campbell's unexercised stock options granted on May 7, 1997 and October 23, 1996 expired on December 31, 1997, and those granted on January 1, 1996 and June 2, 1995 expired on January 30, 1998.

(3) On February 6, 1998, the Company cancelled the stock options granted to Mr. Wheeler and Mr. Carrington in 1997 and issued new stock options with an exercise price of $1.4375 per share to each for the same number of shares as the cancelled stock options. The new stock options vest in installments six months later than each installment was due to vest pursuant to the cancelled stock options.

(4) Mr. Frye resigned from the Company effective January 12, 1998. All of Mr. Frye's unexercised options granted in 1997 expired on February 11, 1998 and the remainder of his unexercised options expired on March 13, 1998.

(5) Mr. Rhoades resigned from the Company effective January 12, 1998. All of Mr. Rhoades' unexercised options granted in 1997 expired on February 11, 1998 and the remainder of his unexercised options expired on March 13, 1998.

PENSION PLANS

  The following table shows the estimated annual pension benefits payable to a covered participant at normal retirement age, which is age 65, under the Company's defined benefit pension plan, the Electrotech Retirement Benefits Scheme. (For female members, pension earned prior to 6th April 1996 may be taken unreduced from age 60.) The plan members are required to contribute at the rate of 5% of taxable remuneration, the balance of the cost being met by the Company. Benefits are provided on retirement, death and withdrawal, with vesting after two years service in the plan. Pensions increase in payment at the rate of 5% per annum. Benefits are calculated with reference to taxable remuneration and years of service in the plan and are not subject to offsets for social security retirement benefits:

                              PENSION PLAN TABLE

                                           YEARS OF SERVICE
                    --------------------------------------------------------------
    REMUNERATION          10             20              30          40 OR MORE
    ------------    -------------- --------------- --------------- ---------------
   (Pounds) 50,000  (Pounds) 8,333 (Pounds) 16,667 (Pounds) 25,000 (Pounds) 33,333
           100,000          16,667          33,333          50,000          66,667
           150,000          25,000          50,000          75,000         100,000
           200,000          33,333          66,667         100,000         133,333
           250,000          41,667          83,333         125,000         166,667
           300,000          50,000         100,000         150,000         200,000

  A participant's remuneration covered by the Company's pension plan is his or her highest taxable salary in the last five plan years of the participant's career or, in the case of a controlling director with a 20% stock holding, the average such salary over his or her last three plan years. Taxable remuneration for the only Named Executive Officer in the plan, as at the end of the last calendar year is (Pounds)163,000 (approximately $268,200) for Mr. Wheeler. The projected number of years of service for Mr. Wheeler upon his normal retirement age is 33 years and 10 months. Pension contributions of $2,949 and $32,182 on behalf of Mr. Wheeler for fiscal years 1996 and 1997, respectively, have been included in the Other Annual Compensation column of the Summary Compensation Table.

EMPLOYMENT AGREEMENTS

  Trikon entered into a retention agreement with contract with Mr. Carrington, on October 2, 1997, pursuant to which he agreed to remain with the Company until March 31, 1998 in exchange for a bonus of approximately $58,151, or six months salary. Trikon has also entered into an employment agreement with Mr. Wheeler, dated November 15, 1996, pursuant to which Mr. Wheeler is to be nominated as a director and to act as the President and Chief Operating Officer for the three-year term of the agreement. The agreement with Mr. Wheeler renews annually unless terminated by either party. Under the agreement, Mr. Wheeler is paid a base salary of $268,200 per year, net of any U.S. taxes or other assessments so long as he is not a U.S. citizen. The base salary is subject to certain annual, upward adjustments by the Company. In addition, Mr. Wheeler is eligible to receive an annual performance bonus for each year of service. Mr. Wheeler was also granted, in connection with entering into such agreement, options to acquire 200,000 shares of Common Stock at an exercise price of $11.625 per share, the fair market value of a share of Common Stock on the date of grant. The employment agreement further provides certain customary insurance, vacation benefits and termination provisions. Other than as set forth above, Trikon currently has no employment contracts with any of the Named Executive Officers.

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

  In December 1997, the Company agreed to pay Jeremy Linnert (Pounds)20,000 (approximately $32,908), subject to his serving as a director until June 30, 1998, in consideration for his agreement to stand for election as director.

  In May 1997, the Board, in connection with their election to the Board of Directors, approved the grant to each of Roger McDaniel and Kenneth Levy of an option to purchase 12,500 shares of Common Stock at an exercise price of $7.00 per share, which price represented the fair market value of a share of Common Stock on the date of grant, which option vests in equal, annual increments of 25% over the four-year period following their date of grant, subject to such individual's continued service as a director of the Company.

  In June 1995, John Rollwagen agreed to increase his duties as the Chairman of the Board of the Company to a half-time basis. In consideration therefor, the Company agreed to pay Mr. Rollwagen an annual salary of $144,000, as well as certain expenses. In November 1996, Mr. Rollwagen resigned as Chairman of the Board, but not as a director, upon Trikon's acquisition of Trikon Limited. In consideration of the Board of Directors' desire that Mr. Rollwagen remain a member of the Board following his resignation, the Board approved the extension of Mr. Rollwagen's annual salary through December 31, 1997, subject to his continued participation as a director and senior advisor to the Company. The Board also approved at such time the immediate vesting of all of Mr. Rollwagen's outstanding, unvested options to purchase an aggregate of (i) 9,335 shares of Common Stock at an exercise price of $1.05 per share and (ii) 53,333 shares of Common Stock at an exercise price of $6.30 per share. Mr. Rollwagen resigned as a director of the Company effective November 15, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee of the Board of Directors of Trikon (the "Compensation Committee") consisted of Charles Thompson from January 1, 1997 until October 31, 1997, at which time Mr. Thompson resigned from the Board, and Bradford Jones from January 1, 1997 until May 6, 1997, at which time Mr. Jones resigned from the Board. On May 7, 1997, the Compensation Committee was expanded from two to three members, and John Rollwagen was elected to serve as a member and continued in such capacity until November 15, 1997. On July 31, 1997, Mr. McDaniel was elected as Chairman of the Compensation Committee and served in such capacity until September 20, 1997. On January 23, 1998, Brian
D. Jacobs and Richard M. Conn were elected as members of the Compensation Committee and are the two current members of such committee.

  None of these individuals was at any time during the fiscal year ended December 31, 1997 or at any other time an officer or employee of Trikon. No executive officer of Trikon serves as a member of the Board or the Compensation Committee of any other entity which has one or more executive officers serving as a member of Trikon's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  To the extent known by Trikon, the following table sets forth certain information regarding beneficial ownership of Common Stock and Preferred Stock as of February 20, 1998 by (i) each person (or group or affiliated persons) who is known by Trikon to own beneficially more than 5% of Trikon's outstanding Common Stock or Series G Preferred Stock, (ii) each of Trikon's directors and nominees for director, (iii) each person who served as Chief Executive Officer of Trikon during the year ended December 31, 1997 and each of the other Named Executive Officers and (iv) Trikon's directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                                                                    SHARES OF
                                       SHARES OF                     SERIES G
                                         COMMON                     PREFERRED     PERCENT OF
                                         STOCK          PERCENT OF    STOCK        SERIES G
                                      BENEFICIALLY        COMMON   BENEFICIALLY   PREFERRED
NAME AND ADDRESS OF BENEFICIAL OWNER     OWNED           STOCK(1)     OWNED        STOCK(2)
------------------------------------  ------------      ---------- ------------   ----------
Christopher D. Dobson...               4,853,334           32.1%          --          -- %
  Ringland Way, Newport
  Gwent, NP6 2TA, U.K.
Dawson-Samberg Capital
 Management, Inc........               1,737,315(3)(4)     10.5     1,481,481(4)     50.0%
  354 Pequot Avenue
  Southport, CT 06490
The Capital Group
 Companies, Inc.........               1,368,510(5)         9.0           --          --
  333 South Hope Street,
   52nd Floor
  Los Angeles, CA 90071
SBIC Partners L.P.......               1,254,900(6)         8.1       296,296        10.0
  201 Main Street, Suite
   2302
  Fort Worth, TX 76102

                                                                      SHARES OF
                                       SHARES OF                       SERIES G
                                         COMMON                       PREFERRED     PERCENT OF
                                         STOCK            PERCENT OF    STOCK        SERIES G
                                      BENEFICIALLY          COMMON   BENEFICIALLY   PREFERRED
NAME AND ADDRESS OF BENEFICIAL OWNER     OWNED             STOCK(1)     OWNED        STOCK(2)
------------------------------------  ------------        ---------- ------------   ----------
Travelers Group Inc.......               821,913(7)           5.2          --           --
  838 Greenwich Street
  New York, NY 10013
St. Paul Fire & Marine
 Insurance Company,.......             1,040,235(8)           6.8      185,185          6.3
  385 Washington Street
  St. Paul, MN 55102
The DDJ Entities..........             1,017,589(9)           6.3           --           --
  141 Linden Street, Suite
   4
  Wellesley, MA 02181
Thomas Unterberg and
 Affiliated Entities......               350,923(10)(11)        *      350,923(11)     11.8
  c/o C.E. Unterberg,
   Towbin
  10 East 50th Street
  New York, NY 10022
P.A.W. Partners Offshore
 Fund, L.P................               340,740(12)            *      340,740         11.5
  10 Glenville Street
  Greenwich, CT 06831
Gregor A. Campbell(13)....                   --                 *          --           --
Nigel Wheeler.............                   --               --           --           --
Harvey J. Frye(14)........                   --                 *          --           --
Nicolas Carrington........                   --               --           --           --
Steve Rhoades(14).........                   --                 *          --           --
Brian D. Jacobs...........             1,040,235(8)           6.8      185,185          6.3
Jeremy Linnert............                   --               --           --           --
Richard M. Conn...........                   --               --           --           --
All current directors and
 executive officers as a
 group (6 persons)........             5,893,569(15)         38.3      185,185          6.3

--------
*Less than 1%.

(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Percent ownership is based on the number of shares of Common Stock outstanding as of February 20, 1998, which number was 15,140,115 shares, plus any shares issuable pursuant to options, warrants, the Convertible Notes or shares of Series G Preferred Stock held by the person in question which may be exercised or converted within 60 days after February 20, 1998.

(2) Percent ownership is based on the number of shares of Series G Preferred Stock outstanding as of February 20, 1998, which number was 2,962,032.

(3) The number of shares beneficially owned by Dawson-Samberg Capital Management, Inc. is based on information contained in a Schedule 13G filed on February 4, 1998. Based upon the Company's records, the number of shares includes 1,481,481 shares of Common Stock issuable upon conversion of shares of Series G Preferred Stock and excludes 444,445 shares of Common Stock issuable under warrants which require 61 days notice prior to exercise.

(4) Dawson-Samberg Capital Management, Inc., an investment adviser registered under the Investment Advisers Act of 1940, acts as an investment adviser to certain investment funds and managed accounts, including Pequot Partners Equity Fund, L.P., Pequot Offshore Private Equity Fund, Inc., Pequot Partners Fund, L.P. and Pequot International Fund, Inc., which hold 690,650, 87,445, 351,693, and 351,693 shares of Series G Preferred Stock, respectively.

(5) The number of shares beneficially owned by The Capital Group Companies, Inc. ("CGC") is based on the information contained in a Schedule 13G filed by CGC and The Capital Guardian Trust Company ("CGTC") on February 11, 1997. CGTC, a bank as defined in Section 3(a)6 of the Exchange Act and a wholly owned subsidiary of CGC, was the beneficial owner of 911,680 shares of Common Stock reported as beneficially owned by CGC. The remaining shares of Common Stock reported as being beneficially owned by CGC were beneficially owned by other subsidiaries of CGC, none of which by itself owned 5% or more of the outstanding Common Stock.

(6) The number of shares beneficially owned by SBIC is based on the information contained in a Schedule 13D filed by SBIC Partners, Forrest Binkley & Brown L.P. ("FBB"), Forrest Binkley & Brown Venture Co. ("Venture Co."), Gregory J. Forrest, Nicholas B. Binkley and Jeffrey J. Brown on August 21, 1997. Messrs. Forrest, Binkley and Brown are each executive officers, directors and shareholders of Venture Co., which is the sole general partner of FBB, the managing general partner of SBIC Partners. SBIC Partners, FBB and Venture Co. have sole voting power with respect to the shares of the capital stock of the Company beneficially owned by SBIC Partners. Messrs. Forrest, Binkley and Brown have share voting power with respect to such shares. Includes 958,604 shares of Common Stock and 296,296 shares of Common Stock issuable upon the conversion of shares of Series G Preferred Stock. Excludes 88,889 shares of Common Stock issuable under warrants which require 61 days notice prior to exercise.

(7) The number of shares beneficially owned by Travelers Group Inc. ("TRV") is based on information in a Schedule 13D/A filed by TRV on January 30, 1998. All shares of the Common Stock reported as beneficially owned by TRV were directly beneficially owned by subsidiaries of TRV. Includes 808,123 shares of Common Stock issuable upon conversion of an aggregate principal amount of $12,635,000 of the Company's Convertible Notes.

(8) The number of shares beneficially owned by St. Paul Companies, Inc. ("St. Paul") is based on information in a Schedule 13G/A filed by St. Paul on February 6, 1998. Represents shares held through St. Paul's wholly-owned subsidiary, St. Paul Fire & Marine Insurance Company ("St. Paul F&M"), and through St. Paul F&M's 99% ownership of St. Paul Venture Capital IV, LLC. Includes 782,138 shares of Common Stock; 68,954 shares of Common Stock issuable under warrants that are exercisable within 60 days of February 6, 1998; 185,185 shares of Common Stock issuable upon conversion of shares of Series G Preferred Stock; and 3,958 shares of Common Stock issuable under stock options exercisable within 60 days of February 6, 1998. Excludes 55,556 shares of Common Stock issuable under warrants which require 61 days notice prior to exercise. Mr. Jacobs, a director of the Company, is a general partner and Executive Vice President of St. Paul Venture Capital, Inc., an affiliate of St. Paul. Mr. Jacobs disclaims beneficial ownership of the shares held by St. Paul, except to the extent of his pecuniary interest therein.

(9) The number of shares beneficially owned by the DDJ Entities is based on the information contained in a Schedule 13D filed by DDJ Capital Management, LLC ("DDJ") on behalf of DDJ Capital III, LLC ("DDJ III"), B III Capital Partners, L.P. (the "DDJ Fund") and itself on November 26, 1997. DDJ III is the general partners of, and DDJ is the investment manager for, the DDJ Fund. All shares of Common Stock reported as beneficially owned by DDJ Entities were directly beneficially owned by the DDJ Fund. Includes 1,017,589 shares of Common Stock issuable upon conversion of an aggregate principal amount of $15,910,000 of the Convertible Notes.

(10) Includes 350,923 shares of Common Stock issuable upon conversion of shares of Series G Preferred Stock. Excludes 105,277 shares of Common Stock issuable under warrants which require 61 days notice prior to exercise.

(11) Thomas Unterberg disclaims beneficial ownership of 29,628 shares of Series of Series G Preferred Stock, which he holds for the benefit of two adult daughters.

(12) Includes 340,740 shares of Common Stock issuable upon conversion of shares of Series G Preferred Stock. Excludes 102,221 shares of Common Stock issuable under warrants which require 61 days notice prior to exercise.

(13) Dr. Campbell resigned from the Company effective December 1, 1997.

(14) Mr. Frye and Mr. Rhoades resigned from the Company on January 12, 1998.

(15) Includes 68,954 shares of Common Stock issuable under warrants that are exercisable within 60 days of February 6, 1998, 3,958 shares of Common Stock issuable under stock options issuable within 60 days of February 6, 1998, and 185,185 shares of Common Stock issuable upon conversion of shares of Series G Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 John Rollwagen

  Mr. Rollwagen resigned as Chairman of the Board, but not as a director, in November 1996 upon Trikon's Acquisition of Trikon Limited. In consideration of the Board of Directors' desire that Mr. Rollwagen remain a member of the Board following his resignation, the Board approved the extension of Mr. Rollwagen's annual salary of $144,000 through December 31, 1997, subject to his continued participation as a director and senior advisor to the Company. The Board also approved at such time the immediate vesting of all of Mr. Rollwagen's outstanding, unvested options to purchase an aggregate of (i) 9,335 shares of Common Stock at an exercise price of $1.05 per share and (ii) 53,333 shares of Common Stock at an exercise price of $6.30 per share. Mr. Rollwagen resigned as a director and senior advisor of Trikon effective November 15, 1997.

 John LaValle

  In February 1997, in consideration of his efforts in connection with the Acquisition, the Board approved the immediate vesting of an unvested option to purchase 25,001 shares of Common Stock at an exercise price of $1.05. Mr. LaValle resigned as Chief Financial Officer of Trikon effective June 30, 1997.

 CVD Partnership

  On March 29, 1996, Trikon, as a Limited Partner, entered into the CVD Limited Partnership with CVD Inc., as general partner, and SBIC Partners, Norwest and R&M Partners/CVD, G.P., each as a Limited Partner. The CVD Partnership was sponsored by Trikon to fund research and development costs and expenses relating to CVD technology and applications using MORI(TM) source technology. An aggregate of $5,350,000 was invested by the Limited Partners in the CVD Partnership to fund such research and development efforts, which were to be performed by Trikon under an agreement with the CVD Partnership. In connection with the formation of the CVD Partnership, Trikon entered into option agreements (the "CVD Option Agreements") with the Limited Partners. Pursuant to the CVD Option Agreements, Trikon had an exercisable option (the "CVD Option"), expiring March 29, 2001, to acquire all of the Limited Partners' interest in the CVD Partnership and thereby effectively acquire full ownership of the developed technology and terminate further royalty obligations. In addition, the Limited Partners received warrants (the "CVD Warrants") to purchase an aggregate of 277,662 shares of Trikon's Common Stock at a purchase price of $12.75 per share. The CVD Warrants would have become exercisable for a one-year period following exercise of the CVD Option, but only if the CVD Option had been actually exercised by Trikon. In connection with their investment in the CVD Partnership, each of SBIC Partners and Norwest received a CVD Warrant to purchase 130,726 shares of Common Stock.

  Trikon was paid for research and development services in an amount equal to its actual direct costs, as defined, plus a stated percentage of such costs. During the years ended December 31, 1996 and 1997, the amount of such research and development payments to Trikon by the CVD Partnership was $2,841,427 and $0, respectively. Under the applicable agreement, Trikon would have been obligated to pay royalties to the CVD Partnership on sales of developed CVD products. Each of SBIC Partners and Norwest invested $2,500,000 in the CVD Partnership. As of March 31, 1996, SBIC Partners beneficially owned 638,604 shares of Common Stock, or approximately 7.4% of the shares of Common Stock then outstanding, and Norwest and its affiliates beneficially owned 603,898 shares of Common Stock, or approximately 7.0% of the shares of Common Stock then outstanding.

  In connection with the Flowfill(TM) CVD Development, the Company announced that it would henceforth focus all of its CVD resources to further evaluate and develop products based on the Flowfill(TM) technology. In that regard, Trikon advised the Limited Partners that it had decided to discontinue the research and development efforts of the CVD Partnership. One of the Limited Partners asserted that such action was inconsistent with the terms of the research and development agreement entered into between the Company and the CVD Partnership and that, accordingly, a settlement of any and all claims that the Limited Partners may have had in connection with such discontinuation was appropriate.

  Effective June 30, 1997, the Company acquired all the outstanding limited partnership interests of the CVD Partnership and all of the share interests in the CVD Partnership's corporate general partner in consideration of the Company's issuance the CVD Partnership Shares pro rata to the Limited Partners, excluding the Company, pursuant to the terms of the CVD Purchase Agreement. As a result of the CVD Acquisition, all CVD technology which had been developed by the CVD Partnership prior to such discontinuation, together with approximately $2,208,000 of unspent funds of the CVD Partnership, are owned solely by the Company. Any and all claims that the Limited Partners may have had in connection with the termination of the research and development project thereunder, the CVD Options, the CVD Warrants or otherwise relating to the CVD Partnership were released and discharged pursuant to the CVD Purchase Agreement.

  In connection with the purchase of all of the outstanding interests in the Limited Partnership and its corporate general partner, the Company agreed to cause a registration statement covering the CVD Partnership Shares (the "CVD Registration Statement") to be filed under the Securities Act and to become effective on or prior to September 1, 1997. In the event that the Company did not cause the CVD Registration Statement covering the CVD Partnership Shares to become effective, the Company would be obligated, pursuant to the original terms of the CVD Purchase Agreement, to pay the holders of CVD Partnership Shares liquidated damages comprised of a one-time fee of $75,000, and an amount equal to $2,500 per day for each day after September 1, 1997 and prior to the effective date of the CVD Registration Statement.

  The Company and the holders of the CVD Partnership Shares amended the CVD Purchase Agreement on December 12, 1997 to provide for (i) the immediate payment of liquidated damages accrued through November 1, 1997 of $225,000,
(ii) no further incurrence of liquidated damages should the CVD Registration Statement be effective by March 15, 1998, (iii) in the event that Trikon does not cause the CVD Registration Statement to become effective by March 15, 1998, resumption of liquidated damages accruing at a rate of $2,500 for each day thereafter until the CVD Registration Statement becomes effective, and
(iv) should the CVD Registration Statement not be effective by April 1, 1998, Trikon would become obligated to the Limited Partners for the liquidated damages for the period between November 1, 1997 and March 15, 1998 of $335,000. As of the date of this Report, the Company had not caused a registration statement to become effective. As of December 1, 1997, SBIC Partners beneficially owned 1,254,900 shares of Common Stock, or approximately 6.8% of the shares of Common Stock then outstanding, and Norwest and its affiliates beneficially owned less than 5% of the shares of Common Stock then outstanding.

 Note Purchase Agreement

  On December 16, 1996, the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with five investors, including Brentwood Associates V, L.P. ("Brentwood"), St. Paul F&M and

SBIC Partners, confirming their equal $1,250,000 commitments for unsecured subordinated debt in the amount of $6,250,000, which commitments were given prior to the Acquisition to satisfy a working capital closing condition thereto. Prior to the Acquisition in November 1996, St. Paul, the parent of St. Paul F&M, SBIC Partners and Brentwood beneficially owned 1,073,558, 638,604 and 564,796 shares of Common Stock, respectively, or approximately 12.3%, 7.3%, and 6.5% of the Common Stock then outstanding, respectively.

  The interest rate on amounts drawn under the Note Purchase Agreement was the bank's prime rate plus 4%. Interest was only payable quarterly in arrears on amounts then outstanding. The ability to borrow under the Note Purchase Agreement expired January 1, 1998 and amounts borrowed under the Note Purchase Agreement plus accrued but unpaid interest would have been due on January 1, 2000. Pursuant to the Series G Preferred Stock Purchase Agreement (as defined below), the Company released St. Paul F&M and SBIC Partners from any obligation to loan money pursuant to the Note Purchase Agreement. As of the date of this Report, no amount was ever borrowed under the Note Purchase Agreement.

  On the date of execution of the Note Purchase Agreement, each investor received a warrant to acquire up to 49,020 shares of Common Stock with an exercise price of $12.75. Each such warrant became exercisable with respect to 50% of such shares on the commitment by such investors to provide financing to the Company under the Note Purchase Agreement. Any advances made under the Note Purchase Agreement would have triggered the exercisability of the remaining shares covered by such warrants. As of the date of this Report, warrants with respect to an aggregate of 122,550 shares of Common Stock at an exercise price of $12.75 were exercisable by such investors. All such warrants expire on December 16, 2001. Holders of such warrants have certain registration rights.

 Series G Preferred Stock Private Placement

  On June 27, 1997, the Company entered into a Series G Preferred Stock Agreement (the "Series G Preferred Stock Purchase Agreement") with certain investors, including St. Paul Venture Capital and SBIC Partners, regarding the issuance and sale of shares of Series G Preferred Stock and warrants to purchase shares of Common Stock. Pursuant to the Series G Preferred Stock Purchase Agreement, which effectively closed on June 30, 1997, the Company issued and sold to investors, in transactions exempt from registration under the Securities Act, 2,962,032 shares of Series G Preferred Stock at $6.75 per share and warrants to purchase 888,610 shares of Common Stock at an exercise price per share of $8.00 share. The Series G Preferred Stock is convertible on a share-for-share basis into Common Stock (subject to customary antidilution adjustments) at any time after September 29, 1997, bears no dividend and will automatically convert into Common Stock on June 30, 2000. The warrants issued in connection with the Series G Preferred Stock private placement are exercisable at any date at least 61 days after written notice of such intended exercise is provided to the Company. Such warrants expire on June 30, 2000. Holders of Series G Preferred Stock and shares of Common Stock issuable upon conversion thereof and warrants to purchase shares of Common Stock at an exercise price of $8.00 per shares and shares of Common Stock issuable upon exercise thereof have certain registration rights.

  Unterberg Harris (renamed C.E. Unterberg, Towbin) acted as an investment banker to the Company in the Series G Private Placement and received from the Company approximately $250,000 in fees for such services. Thomas Unterberg was then a managing director of Unterberg Harris.

  As of December 1, 1997, St. Paul, the parent of St. Paul Venture Capital, and SBIC Partners beneficially owned 1,040,235 and 1,254,900 shares of Common Stock, respectively, or approximately 6.8% and 8.1% of the Common Stock then outstanding, respectively. As of December 1, 1997, Thomas Unterberg and affiliated entities beneficially owned approximately 11.8% of the Series G Preferred Stock then outstanding.

                               ----------------

  The following are some of the companies mentioned in this Report: Anelva Corporation, a subsidiary of NEC Corporation ("Anelva"), AT&T Corp. ("AT&T"), Applied Materials, Inc. ("Applied Materials"), Daewoo Corp. ("Daewoo"), Dallas Semiconductor Corporation ("Dallas Semiconductor"), Fujitsu Limited ("Fujitsu"), GEC Plessey Semiconductors, Limited ("GEC Plessey"), Hitachi, Ltd. ("Hitachi"), Hyundai Corp. ("Hyundai"), International Business Machine Corporation ("IBM"), IC Works, Inc. ("IC Works"), KLA-Tencor Corporation ("KLA-Tencor"), Lam Research Corporation ("Lam Research"), Leybold, Inc ("Leybold"), LG Semicon, Inc. ("LG Semicon"), LSI Logic Corporation ("LSI Logic"), Material Resources Corp. ("MRC"), Matsushita Electric Industrial Co. Ltd. ("Matsushita"), Micron Technology, Inc. ("Micron Technology"), Mitsubishi Corporation ("Mitsubishi"), Motorola, Inc. ("Motorola"), National Semiconductor Corporation ("National Semiconductor"), NEC Corporation ("NEC"), Novellus Systems, Inc. ("Novellus"), OKI Electric Industry Co., Ltd. ("OKI"), ING C Olivetti & C SPA ("Olivetti"), Orbit Semiconductor, Inc. ("Orbit Semiconductor"), Philips Electronics NV ("Philips"), Ricoh Co. Ltd. ("Ricoh"), Samsung Enterprises, Inc. ("Samsung"), Sharp Corp. ("Sharp"), Siemens AG ("Siemens"), Sony Corporation ("Sony"), TEMIC Semiconductor ("TEMIC"), Texas Instruments Incorporated ("Texas Instruments"), Tokyo Electron Ltd. ("Tokyo Electron"), Toshiba Corp. ("Toshiba"), TriQuint Semiconductor, Inc. ("TriQuint"), Tower Semiconductor Ltd. ("Tower Semiconductor"), Varian Associates, Inc. ("Varian"), Ulvac Japan, Ltd. ("Ulvac") and the Watkins-Johnson Company ("Watkins-Johnson").

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Index to Financial Statements

                                                                             PAGE
                                                                             ----
Report of Independent Auditors..............................................  F-4
Consolidated Balance Sheets--December 31, 1997 and 1996.....................  F-5
Consolidated Statements of Operations--Years ended December 31, 1997, 1996 and 1995...................................................................  F-7
Consolidated Statements of Shareholders' Equity (Deficiency)--Years ended
 December 31, 1997, 1996 and 1995...........................................  F-8
Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995...................................................................  F-9
Notes to Consolidated Financial Statements.................................. F-11
Supplemental Combined Financial Statements of Trikon Equipments Limited and
 Trikon Technologies Limited:
  Report of Independent Auditors............................................ F-31
  Combined Profit and Loss Accounts--Years ended June 30, 1996, 1995 and
   1994..................................................................... F-32
  Combined Statements of Total Recognized Gains and Losses--Years ended June
   30, 1996, 1995 and 1994.................................................. F-33
  Combined Balance Sheets--June 30, 1996 and 1995........................... F-34
  Combined Cash Flow Statements--Years ended June 30, 1996, 1995 and 1994... F-35
  Notes to the Combined Financial Statements................................ F-36
Unaudited Condensed Combined Statements of Income--Three months ended
 September 30, 1996 and 1995................................................ F-50
Unaudited Condensed Combined Balance Sheets--September 30, 1996 and 1995.... F-51
Unaudited Condensed Combined Cash Flow Statements--Three months ended
 September 30, 1996 and 1995................................................ F-52
Notes to Unaudited Condensed Combined Financial Statements.................. F-53

(a) (2) Index to Financial Statement Schedules

  Schedule II -- Valuation and Qualifying Accounts.

  All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a) (3) List of Exhibits

  NUMBER  DESCRIPTION
  ------  -----------
  2.1#    Share Purchase Agreement dated July 17, 1996 (the "Share Purchase
          Agreement") among the Company, Trikon Limited and the Trikon Limited
          Shareholders
  2.2#    Amendment No. 1 to Share Purchase Agreement dated as of September 9,
          1996
  2.3#    Amendment No. 2 to Share Purchase Agreement dated as of October 16,
          1996
  2.4#    Amendment No. 3 to Share Purchase Agreement dated as of November 13,
          1996
  3.1@@   Seventh Restated Articles of Incorporation of the Company
  3.2@@   Certificate of Ownership of Plasma & Materials Technologies, Inc.
          amending the Company's Seventh Restated Articles of Incorporation to
          effect the change of its name to "Trikon Technologies, Inc."
  3.3@    Bylaws of the Company, as amended and currently in effect
  3.4@@   Certificate of Determination of the Company's Series G Preferred
          Stock, as amended to date
  4.1#    Indenture dated as of October 7, 1996 between the Company and U.S.
          Trust Company of California, N.A.
  4.2*    Warrant to Purchase Common Stock issued to St. Paul Fire and Marine
          Insurance Company on November 29, 1993
  4.3*    Warrant to Purchase Common Stock issued to Brentwood Associates V,
          L.P. on November 29, 1993
  4.4+++  Form of Common Stock Purchase Warrant, issued to certain of the
          Limited Partners (as hereinafter defined on March 29, 1996)
  4.5@    Form of Promissory Note issued to each investor under the Note
          Purchase Agreement on December 16, 1996
  4.6@    Form of Common Stock Purchase Warrant issued to each investor under the Note Purchase Agreement on December 16, 1996
  4.7@@   Form of Common Stock Purchase Warrant issued under the Stock Purchase
          Agreement dated as of June 27, 1997 in connection with Series G
          Preferred Stock
  4.8@@   Form of Common Stock Purchase Warrant issued under the Stock Purchase
          Agreement dated as of June 27, 1997 in connection with the Series G
          Preferred Stock
  4.9@@   Warrant to Purchase Common Stock issued to the lenders under the
          Amendment to the Credit Agreement on June 17, 1997
  4.10*   Co-Investment Agreement made as of August 30, 1991 between BeneVent and Brentwood V
 10.1@    1991 Stock Option Plan of the Company, as amended to date, including the Company's Share Option Scheme for its U.K. employees and the related Share Option and Reimbursement Agreement Between the Company,
          Trikon Limited and certain of Trikon Limited's subsidiaries
 10.2#    Employment Agreement dated as of November 15, 1995 between that
          Company and Nigel Wheeler
 10.3#    Registration Agreement dated as of November 15, 1996 between the
          Company and Christopher D. Dobson
 10.4***+ International Technology License and Sales Agreement between the
          Company and Alcan-Tech Co., Inc. dated November 15, 1991
 10.5***+ International Technology License and Sales Agreement between the
          Company and Anelva Corporation, dated February 7, 1992

  NUMBER  DESCRIPTION
  ------  -----------
 10.6*+   Technology License and Sales Agreement between the Company and
          Leybold AG dated December 8, 1992
 10.7***+ Technology License and Sales Agreement between the Company and
          Watkins-Johnson Company dated December 23, 1993
 10.8*    Master Lease Agreement between Phoenix Leasing Inc. and the Company, effective December 16, 1993 and ending December 16, 1997
 10.9*    Royalty Agreement dated October 3, 1986 by and between the Company and Messrs. Conn, Campbell and Goebel
 10.10*   Assignment of Royalty Rights dated June 8, 1990 executed by Messrs.
          Conn and Campbell in favor of the Company
 10.11*   Agreement entered into the 25th day of June 1986 by and between the
          Company and Leybold-Heraeus GmbH
 10.12**+ Distribution Agreement dated July 1, 1995 by and between the Company and Canon Sales
 10.13#   Registration Agreement dated as of October 7, 1996 among the Company,
          Salomon Brothers Inc. and Unterberg Harris
 10.14++  Agreement of Limited Partnership of PMT CVD Partners, L.P. (the "CVD
          Partnership") dated as of March 29, 1996, entered into between CVD,
          Inc. (the "General Partner") and the limited partners listed therein
          (the "Limited Partners")
 10.15+++ Form of Option Agreement, dated as of March 29, 1996, entered into between the Company and certain of the Limited Partners
 10.16+++ Form of Partnership Subscription Agreement, dated as of March 29,
          1996, entered into among the Partnership, the General Partner and certain of the Limited Partners
 10.17+++ Share Subscription and Shareholders Agreement, dated as of March 29,
          1996, entered into between the General Partner and Limited Partners, as the shareholders of the General Partner
 10.18+++ Research & Development Agreement, dated as of March 29, 1996, entered into between the Company and the CVD Partnership
 10.19+++ Technology License Agreement, dated as of March 29, 1996, entered into between the Company and the CVD Partnership
 10.20@   Note Purchase and Loan Agreement dated as of December 16, 1996 (the
          "Note Purchase Agreement") by and among the Company and the persons listed on Schedule 1 thereto
 10.21@   Lease dated July 5, 1985 concerning the Company's facilities at
          Newport, Gwent, United Kingdom, as assigned to Electrotech Limited effective January 19, 1995
 10.22@@  Partnership Interest and Share Purchase Agreement dated as of June
          20, 1997 among the Company, SBIC Partners, Norwest Equity Partners, and R&M Partners/CVD, G.P.
 10.23@@  Stock Purchase Agreement dated June 27, 1997 among the Company and 25 investors
 10.24@@@ MORI(TM) Source Technology License Agreement between the Company and
          Applied Materials
 10.25@@@ FORCEFILL(TM) Technology License Agreement between Trikon Equipment
          Limited and Applied Materials
 10.26@@@ FORCEFILL(TM) Technology License Agreement between Trikon
          Technologies Limited and Applied Materials
 10.27    Amendment No. 1 to Partnership Interest and Share Purchase Agreement,
          dated December 12, 1997, among the Company, SBIC Partners, Norwest, and R&M Partners/CVD, G.P.

NUMBER  DESCRIPTION
------  -----------
10.28   MORI(TM) Source Technology License Agreement between the Company and Lam Research Corporation
11      Computation of Earnings (Loss) Per Share
21      Subsidiaries of the Registrant
23.1    Consent of Ernst & Young LLP
23.2    Consent of Ernst & Young-Chartered Accountants
27      Financial Data Schedule

--------
* Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-4450) on July 11, 1995.

** Filed as an exhibit to Amendment No. 1 to the Company's Registration
   Statement of Form S-1 (Registration No. 33-94450) on July 28, 1995.

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

# Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-26482) on November 27, 1996.

## Filed as an exhibit to the Company's Registration Statement of Form S-3 on December 16, 1997.

### Set forth in the signature page hereto.

@ Filed as an exhibit to the Company's Annual Report on Form 10-K for the Annual Period Ended December 31, 1996 (File No. 0-26482) on April 15, 1997.

@@ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 (File No. 0-26482) on August 14, 1997.

@@@ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997 (File No. 0-26482) on November 14, 1997.

(B) REPORTS ON FORM 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: April 8, 1998

                                          TRIKON TECHNOLOGIES, INC.

                                       By: /s/ Christopher D. Dobson
                                           ------------------------------------
                                            Christopher D. Dobson
                                            Chief Executive Officer, Chairman
                                            of the Board and Director

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher D. Dobson and Jeremy Linnert, and each of them with all power to act without the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                                    TITLE                                       DATE
        ---------                                    -----                                       ----
/s/ Christopher D. Dobson            Chief Executive Officer, Chairman of the Board          April 8, 1998
-------------------------            and Director (Principal Executive Officer)
    CHRISTOPHER D. DOBSON

/s/ Jeremy Linnert                   Acting Chief Financial Officer, Secretary and           April 8, 1998
-------------------------            Director (Principal Financial and Accounting
    JEREMY LINNERT                   Officer)

/s/ Nigel Wheeler                    President, Chief Operating Officer and Director         April 8, 1998
-------------------------
    NIGEL WHEELER

/s/ Brian D. Jacobs                  Director                                                April 8, 1998
-------------------------
    BRIAN D. JACOBS

/s/ Richard M Conn                   Director                                                April 8, 1998
-------------------------
    RICHARD M. CONN

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
TRIKON TECHNOLOGIES, INC.
Pro Forma Financial Information...........................................   F-2
Unaudited Pro Forma Statement of Operations...............................   F-3
Report of Independent Auditors............................................   F-4
Consolidated Balance Sheets--December 31, 1997 and 1996...................   F-5
Consolidated Statements of Operations--Years ended December 31, 1997, 1996
 and 1995.................................................................   F-7
Consolidated Statements of Shareholders' Equity (Deficiency)--Years ended
 December 31, 1997, 1996 and 1995.........................................   F-8
Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996
 and 1995,................................................................   F-9
Notes to Consolidated Financial Statements................................  F-11

TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED
Report of Independent Auditors............................................  F-31
Combined Profit and Loss Accounts--Years ended June 30, 1996, 1995 and
 1994.....................................................................  F-32
Combined Statements of Total Recognized Gains and Losses--Years ended June
 30, 1996, 1995 and 1994..................................................  F-33
Combined Balance Sheets--June 30, 1996 and 1995...........................  F-34
Combined Cash Flow Statements--Years ended June 30, 1996, 1995 and 1994...  F-35
Notes to the Combined Financial Statements................................  F-36
Unaudited Condensed Combined Statements of Income--Three months ended
 September 30, 1996 and 1995..............................................  F-50
Unaudited Condensed Combined Balance Sheets--September 30, 1996 and 1995..  F-51
Unaudited Condensed Combined Cash Flow Statements--Three months ended
 September 30, 1996 and 1995..............................................  F-52
Notes to Unaudited Condensed Combined Financial Statements................  F-53

                           TRIKON TECHNOLOGIES, INC.

                        PRO FORMA FINANCIAL INFORMATION

                               DECEMBER 31, 1997
                        (IN THOUSANDS OF U.S. DOLLARS)

  The unaudited pro forma financial information presented following should be read in conjunction with the notes thereto, as set forth below, and the separate financial statements of Trikon and Trikon Limited presented elsewhere herein.

  The accompanying unaudited pro forma financial data includes the following unaudited pro forma financial statements.

  The accompanying unaudited Statement of Operations for the year ended December 31, 1997 gives effect to the 1) repayment and termination of the Working Capital Facility, 2) closure of the Company's Etch operations at its Chatsworth, California location and related asset impairment charges and 3) certain other restructuring costs, including the write-down of intangible assets/values, as a result of recent and projected revenues, continuing losses and negative cash flows, which indicate the intangible assets have become impaired as if they had occurred as of the January 1, 1997. Accordingly, the unaudited pro forma statement of operations excludes the results of operations of the Company's Etch operations, includes certain adjustments to reduce amortization expense related to the write-off of intangible assets and the related tax effect, and reduced interest expense reflecting the pay off of the Working Capital Facility.

  Following the completion of the restructuring of the Company's operations, the remaining business will consist primarily of the worldwide operations of Trikon Limited, the Company acquired by Trikon on November 15, 1996, with headquarters located in the United Kingdom.

  The unaudited pro forma financial information is an estimate subject to future refinement, does not give effect to any efficiencies in operations that might be expected as a result of the above described events and the Company's restructuring efforts and is not intended to be indicative of future operations.

                  UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

                           TRIKON TECHNOLOGIES, INC.

                             AT DECEMBER 31, 1997
                        (IN THOUSANDS OF U.S. DOLLARS)

                                                      PRO FORMA
                                                     ADJUSTMENTS
                                          REMOVE      SHUT DOWN
                                           ETCH         ETCH           PRO FORMA
                          CONSOLIDATED OPERATIONS(1)  DIVISION      CONSOLIDATED(6)
                          ------------ ------------- -----------    ---------------
Total revenue...........   $  85,109     $ (8,803)    $(29,500)(2)     $ 46,806
Costs and expenses:
  Cost of goods sold....      61,974       (8,095)     (20,735)(2)       33,144
  Research and develop-
   ment.................      17,033       (7,847)         --             9,186
  Selling, general and
   administrative.......      34,734      (13,741)         --            20,993
  Amortization of intan-
   gibles...............       3,116          --        (3,116)(3)          --
  Purchased in-process
   technology...........       2,975       (2,975)         --               --
  Restructuring costs...      18,273          --       (18,273)(2)          --
  Impairment write-
   downs................      44,135          --       (44,135)(2)          --
                           ---------     --------     --------         --------
                             182,240      (32,658)     (86,259)          63,323
                           ---------     --------     --------         --------
Loss from operations....     (97,131)      23,855       56,759          (16,517)
Interest expense, net...     (11,394)         --         3,106 (4)       (8,288)
                           ---------     --------     --------         --------
Loss before income tax
 benefit................    (108,525)      23,855       59,865          (24,805)
Income tax provision
 (benefit)..............      (9,248)         --         9,540 (5)          292
                           ---------     --------     --------         --------
Net loss................   $ (99,277)    $ 23,855     $ 50,325         $(25,097)
                           =========     ========     ========         ========
Net loss per share basic
 and diluted............   $   (6.71)                                  $  (1.70)
                           =========                                   ========
Number of shares used in
 per share computation..      14,800                                     14,800
                           =========                                   ========

--------
NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

Pro forma adjustments to the unaudited pro forma statement of operations for the year ended December 31, 1997 are as follows:

(1) Removes the operations of the Company's Etch operations in Chatsworth, CA, except for ongoing corporate cost of approximately $750,000.

(2) Removes the restructuring cost and asset impairment write-downs and the license revenue from the sale of the Mori source and Forcefill license.

(3) Represents a reduction in amortization expense related to the write-downs of intangible assets discussed above.

(4) Represents a reduction in interest expense resulting from the assumed repayment of the Working Capital Facility as of January 1, 1997 and the removal of financing cost written off calculated as follows:

  Working Capital Facility paid off.................................... $14,261
  Interest rate in effect during period................................      10%
                                                                        -------
  Reduced interest expense.............................................   1,426
  Write-off of financing cost..........................................   1,680
                                                                        -------
                                                                        $ 3,106
                                                                        =======

(5) Represents the tax effect of the amortization adjustment and the write-off of a deferred tax liability which was established when the Company acquired Trikon Limited in November 1996 for the difference in the book and tax basis of the assets primarily consisting of the intangible assets. Accordingly, the write-off of such intangible assets directly impacts the deferred tax liability and creates a deferred income tax benefit.

(6) Includes approximately $5.2 million effect (i.e. charged to cost of goods sold) associated with the APB No. 16 write-up of Trikon Limited inventory.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Trikon Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of Trikon Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the three years ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trikon Technologies, Inc. at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

  As discussed in Note 1, the Company has experienced a significant loss from operations, negative cash flow from operating activities and its Working Capital Facility has been terminated, in addition, concern exists as to the Company's ability to renegotiate the terms of its outstanding Convertible Notes which could become in default during 1998. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Ernst & Young LLP

Woodland Hills, California
March 20, 1998, except for Note 13
as to which the date is April 3, 1998

                           TRIKON TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                DECEMBER 31
                                                             ------------------
                                                               1997     1996
                                                             -------- ---------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $  9,260 $  20,188
  Short-term investments....................................      --      1,464
  Accounts receivable, less allowances of $2,657 and $4,732
   at December 31, 1997 and 1996, respectively..............   18,842    27,230
  Inventories, net..........................................   23,870    53,837
  Other current assets......................................    1,622     4,723
                                                             -------- ---------
    Total current assets....................................   53,594   107,442
Property, equipment and leasehold improvements:
  Land......................................................    2,208     2,290
  Machinery and equipment...................................   11,604    16,488
  Furniture and fixtures....................................    2,326     4,299
  Leasehold improvements....................................    9,037    10,993
                                                             -------- ---------
                                                               25,175    34,070
  Less accumulated depreciation and amortization............    3,035     5,326
                                                             -------- ---------
                                                               22,140    28,744
Demonstration systems, net of accumulated depreciation......    1,227     6,080
Intangible assets, net of accumulated amortization:
  Developed technology......................................      --     29,742
  Assembled workforce.......................................      --      5,565
  Covenant not to compete...................................      --        393
  Financing costs...........................................    2,298     4,515
  Other intangibles.........................................       15       269
                                                             -------- ---------
                                                                2,313    40,484
Other assets................................................      416       430
                                                             -------- ---------
Total assets................................................ $ 79,690 $ 183,180
                                                             ======== =========

        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Convertible subordinated notes......................... $  86,250  $     --
  Bank credit line.......................................       --      14,151
  Accounts payable.......................................     6,501     18,943
  Accrued expenses.......................................     3,264      5,564
  Warranty and related expenses..........................     1,439      2,553
  Accrued salaries and related liabilities...............       573      1,211
  Income tax payable.....................................     1,606      3,960
  Interest payable.......................................     1,542      1,431
  Restructuring cost.....................................     3,952        --
  Sales returns payable..................................    11,468        --
  Deferred revenue.......................................     1,923        --
  Current portion of long-term debt and capital lease ob-
   ligations.............................................       870      1,558
                                                          ---------  ---------
    Total current liabilities............................   119,388     49,371
Long-term debt and capital lease obligations, less cur-
 rent portion............................................       127        984
Deferred income taxes....................................       --       9,660
Income tax payable.......................................       --         351
Other....................................................     1,544      1,556
Pension obligations......................................     3,574      3,760
Convertible subordinated notes...........................       --      86,250
Commitments and contingencies
Shareholders' equity (deficiency):
  Preferred Stock:
    Authorized shares--20,000,000
    3,125,000 shares designated as Series G Preferred
     Stock--$6.75 per share liquidation preference
    Series G Preferred issued and outstanding--2,962,032
     shares and zero shares at December 31, 1997 and
     1996, respectively..................................    19,349        --
  Common Stock, no par value:
    Authorized shares--50,000,000........................
    Issued and outstanding--15,147,000 and 14,310,410
     shares at December 31, 1997 and 1996................   137,767    131,873
  Cumulative transaction adjustments.....................      (745)     1,412
  Accumulated deficit....................................  (201,314)  (102,037)
                                                          ---------  ---------
Total shareholders' equity (deficiency)..................   (44,943)    31,248
                                                          ---------  ---------
Total liabilities and shareholders' equity (deficiency).. $  79,690  $ 183,180
                                                          =========  =========

        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31
                                                 ------------------------------
                                                   1997       1996       1995
                                                 ---------  ---------  --------
Revenues:
  Product sales................................  $  55,609  $  39,386  $ 20,890
  License revenues.............................     29,500        --        400
  Contract revenues............................        --       2,841       --
                                                 ---------  ---------  --------
                                                    85,109     42,227    21,290
Costs and expenses:
  Cost of goods sold...........................     61,974     24,597    11,144
  Research and development.....................     17,033     10,145     4,567
  Selling, general and administrative..........     34,734     16,592     5,943
  Amortization of intangibles..................      3,116        482       --
  Purchased in-process technology..............      2,975     86,028       --
  Restructuring costs..........................     18,273        --        --
  Impairment write-downs.......................     44,135        --        --
                                                 ---------  ---------  --------
                                                   182,240    137,844    21,654
                                                 ---------  ---------  --------
Loss from operations...........................    (97,131)   (95,617)     (364)
Interest:
 Interest expense..............................    (12,068)    (1,821)     (294)
 Interest income...............................        674      1,628       777
                                                 ---------  ---------  --------
Income (loss) before income tax provision (ben-
 efit).........................................   (108,525)   (95,810)      119
Income tax provision (benefit).................     (9,248)    (1,335)        1
                                                 ---------  ---------  --------
Net income (loss)..............................  $ (99,277) $ (94,475) $    118
                                                 =========  =========  ========
Net income (loss) per share:
  Basic........................................  $   (6.71) $  (10.03) $   0.02
  Diluted......................................      (6.71)    (10.03)     0.02
Number of shares used in per share computation:
  Basic........................................     14,800      9,420     5,614
  Diluted......................................     14,800      9,420     6,025

        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)

                           CONVERTIBLE
                         PREFERRED STOCK       SERIES G
                         (SERIES A AND B)   PREFERRED STOCK   COMMON STOCK                CUMULATIVE
                         -----------------  --------------- ---------------- ACCUMULATED  TRANSLATION
                          SHARES   AMOUNT   SHARES  AMOUNT  SHARES  AMOUNT     DEFICIT    ADJUSTMENTS   TOTAL
                         -------- --------  ------ -------- ------ --------- -----------  ----------- ---------
Balance at January 1,
 1995...................   2,824  $  3,036    --   $    --     939 $     179 $   (7,634)    $  --     $  (4,419)
 Exercise of options....     --        --     --        --      48        51        --         --            51
 Issue costs of (Series
  F) Redeemable
  Convertible Preferred
  Stock.................     --        --     --        --     --        --         (46)       --           (46)
 Conversion of warrants
  to Common Stock.......     --        --     --        --      65       --         --         --           --
 Common Stock issued
  during the Initial
  Public Offering.......     --        --     --        --   3,163    40,093        --         --        40,093
 Conversion of
  Convertible Preferred
  Stock (Series A
  and B) to Common
  Stock.................  (2,824)   (3,036)   --        --     941     3,036        --         --           --
 Conversion of
  Redeemable Convertible
  Preferred Stock
  (Series C, D, E and F)
  to Common Stock.......     --        --     --        --   3,504    17,616        --         --        17,616
 Net income.............     --        --     --        --     --        --         118        --           118
                         -------  --------  -----  -------- ------ --------- ----------     ------    ---------
Balance at December 31,
 1995...................     --        --     --        --   8,660    60,975     (7,562)       --        53,413
 Exercise of options....     --        --     --        --      45       128        --         --           128
 Issuance of stock for
  bonuses...............     --        --     --        --       5        70        --         --            70
 Issuance of Common
  Stock for acquisition
  of Trikon Limited.....     --        --     --        --   5,600    70,700        --         --        70,700
 Cumulative translation
  adjustments...........     --        --     --        --     --        --         --       1,412        1,412
 Net loss...............     --        --     --        --     --        --     (94,475)       --       (94,475)
                         -------  --------  -----  -------- ------ --------- ----------     ------    ---------
Balance at December 31,
 1996...................     --        --     --        --  14,310   131,873   (102,037)     1,412       31,248
 Exercise of options....     --        --     --        --     150       268        --         --           268
 Issuance of Stock......     --        --     --        --       7        49        --         --            49
 Issuance of Common
  Stock for acquisition
  of CVD Limited
  Partnership...........     --        --     --        --     680     5,183        --         --         5,183
 Issuance of (Series G)
  Convertible Preferred
  Stock.................     --        --   2,962    19,349    --        --         --         --        19,349
 Issuance of warrants to
  purchase Common Stock.     --        --     --        --     --        394        --         --           394
 Cumulative translation
  adjustments...........     --        --     --        --     --        --         --      (2,157)      (2,157)
 Net Loss...............     --        --     --        --     --        --     (99,277)       --       (99,277)
                         -------  --------  -----  -------- ------ --------- ----------     ------    ---------
Balance at December 31,
 1997...................     --   $    --   2,962  $ 19,349 15,147 $ 137,767 $ (201,314)    $ (745)   $ (44,943)
                         =======  ========  =====  ======== ====== ========= ==========     ======    =========

        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                    YEAR ENDED DECEMBER 31
                                                 ------------------------------
                                                   1997       1996       1995
                                                 ---------  ---------  --------
OPERATING ACTIVITIES
Net income (loss)..............................  $ (99,277) $ (94,475) $    118
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
 Depreciation and amortization of plant,
  equipment, leasehold, improvements, and
  demonstration systems........................      7,161      1,937     1,243
 Amortization of intangibles...................      3,116        482       --
 Provision for loss on accounts receivable.....        632      3,402       --
 Write-off of financing cost...................      1,680        --        --
 Write-off of purchased in-process technology..      2,975     86,029       --
 Amortization of financing costs...............        931        --        --
 Impairment write-downs........................     44,135        --        --
 Inventory write-downs.........................     20,735        --        --
 Deferred income taxes.........................     (9,660)    (1,145)      --
 Advances to employees/officer/shareholder.....        --         --         55
 Changes in operating assets and liabilities:
 Accounts receivable...........................      6,615     (5,493)   (7,335)
 Inventories (including demonstration systems).     13,003    (10,442)      564
 Other current assets..........................      3,101        312       (34)
 Sales returns.................................     11,419        --        --
 Restructuring cost............................      3,952        --        --
 Accounts payable and other liabilities........    (16,581)     9,949     1,088
 Income tax payable............................     (2,705)       --        --
 Deferred revenue..............................      1,923        --        --
                                                 ---------  ---------  --------
Net cash used in operating activities..........     (6,845)    (9,444)   (4,301)
INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
 improvements..................................    (10,684)   (10,032)   (1,099)
Proceeds from sale of property, equipment and
 leasehold improvements........................      1,288        --        --
Proceeds from sales of short-term investments..     11,800     33,427     3,000
Purchase of short-term investments.............    (10,336)   (20,899)  (16,992)
Purchase of Trikon Limited, net of cash
 acquired of $4,444,000........................        --     (76,832)      --
Other assets...................................       (172)      (185)     (330)
                                                 ---------  ---------  --------
Net cash used in investing activities..........     (8,104)   (74,521)  (15,421)
FINANCING ACTIVITIES
Repayment of debt acquired in acquisition of
 Trikon Limited................................        --     (17,631)      --
Proceeds from issuance of convertible
 subordinated notes............................        --      86,250       --
Financing costs................................        --      (4,516)      --
Net borrowings (repayments) under bank credit
 lines.........................................    (14,151)    14,151    (2,000)
Proceeds from sale of Preferred Stock (net of
 issuance costs)...............................     19,349        --      3,365
Proceeds from Initial Public Offering (Common
 Stock)........................................        --         --     40,093
Cash received in purchase of CVD Partnership
 with issuance of common stock.................      2,208        --        --
Proceeds from sale of Common Stock and
 Warrants......................................        317        198        51
Payments on capital lease obligations..........     (1,545)      (482)     (581)
                                                 ---------  ---------  --------
Net cash provided by financing activities......      6,178     77,970    40,928
Effect of exchange rate changes in cash........     (2,157)     1,413       --
                                                 ---------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents...................................    (10,928)    (4,582)   21,206
Cash and cash equivalents at beginning of year.     20,188     24,770     3,564
                                                 ---------  ---------  --------
Cash and cash equivalents at end of year.......  $   9,260  $  20,188  $ 24,770
                                                 =========  =========  ========

                           TRIKON TECHNOLOGIES, INC.

                           (IN THOUSANDS OF DOLLARS)

                                                    YEAR ENDED DECEMBER 31
                                                 ------------------------------
                                                    1997        1996     1995
                                                 -----------  --------  -------
SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMA-
 TION
Cash paid during the year for:
  Interest...................................... $     1,238  $    496  $   290
  Taxes (primarily foreign).....................       2,885       221        1
Non-cash investing and financing activities:
  Equipment acquired under capital lease........ $       --   $    --   $   528
  Conversion of Series (A, B, C, D, E and F)
   Preferred Stock to Common Stock..............         --        --    17,616
Acquisition of Triton Limited:
  Fair market value of assets acquired.......... $       --   $206,936  $   --
  Fair market value of liabilities assumed......         --    (53,259)     --
  Issuance of common stock......................         --    (70,700)     --
  Cash acquired.................................         --     (4,444)     --
  Acquisition costs of $7,976 less amounts paid
   through December 31, 1996....................         --     (1,701)     --
                                                 -----------  --------  -------
  Cash paid to acquire Trikon Limited........... $       --   $ 76,832  $   --
                                                 ===========  ========  =======
Acquisition of CVD Limited Partnership
  Fair market value of assets acquired.......... $ 5,183,000  $         $
  Issuance of common stock......................  (5,183,000)
  Cash acquired.................................  (2,208,000)      --       --
                                                 -----------  --------  -------
  Cash received in purchase of CVD Limited Part-
   nership...................................... $(2,208,000) $    --   $   --
                                                 ===========  ========  =======

        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES

 Background

  On March 31, 1997, Plasma & Materials Technologies, Inc. changed its name to Trikon Technologies, Inc. Trikon Technologies, Inc. and its subsidiaries (the "Company") operates in one segment, designing, manufacturing and marketing advanced high density, low pressure plasma sources, process modules and plasma processing systems. These products are used for etch and chemical vapor deposition applications and are sold to semiconductor and flat panel display manufacturers worldwide.

  The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Basis of Presentation

  The financial statements of the Company for the year ended December 31, 1997 have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses from operations and negative cash flows from operating activities, resulting in violations of debt covenants and the termination of the Company's working capital facility (Note 6). The Company does not currently have a credit facility with any lenders or any other readily available source of debt financing. Management's plans with respect to these conditions include the sale of licenses discussed below and in Note 13, restructuring of its operations, as discussed in Note 3, and obtaining a new working capital facility. Management believes that the successful implementation of these actions and the cash flow from future operations will be sufficient to fund the Company's operations. However any increase in costs or decrease or elimination of anticipated sources of revenues or the inability of the Company to successfully implement management's plans would raise significant doubt as to the Company's ability to fund its operations in the ordinary course.

  Based upon the current financial position of the Company, it is probable that a "Designated Event" under the terms of the Convertible Notes could occur, causing the Convertible Notes to be callable. Accordingly, the Convertible Notes have been classified as a current liability in the accompanying financial statements. The Company has announced plans to commence an exchange offer for its Convertible Notes (Note 13). Failure to effect an exchange of the Convertible Notes would also raise substantial doubt about the Company's ability to continue as a going concern.

  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

 Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash Equivalents

  Cash equivalents represent short-term investments that are highly liquid, are of limited credit risk and have original maturities of three months or less when purchased.

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


 Short-Term Investments

  The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investment securities to be classified as trading, available for sale, or held to maturity. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classification at each balance sheet date. As of December 31, 1996, all investments in the short- term investment portfolio are classified as available for sale. Under SFAS No. 115, investments classified as available for sale are required to be recorded at fair value and any temporary difference between an investment's cost and its fair value is required to be recorded as a separate component of shareholders' equity.

 Major Customers and Concentration of Credit Risk

  Accounts receivable consist primarily of amounts due from original equipment manufacturers, end use customers, and distributors within the Company's industry. At December 31, 1997 four customers represented 16%, 14%, 13% and 11% of the total accounts receivable. At December 31, 1996, three customers represented 19%, 12% and 11%, respectively, of the Company's total accounts receivable.

  The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company does not require collateral. Credit losses have been within management's expectations and an estimate of uncollectible accounts has been provided for in the financial statements.

  Total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from two customers represented 35% and 13% each of total revenue for the year ended December 31, 1997, revenue from two customers represented 19% and 12% each of the total revenue for the year ended December 31, 1996 and revenue from five customers represented 19%, 15%, 12%, 11% and 11% each of total revenue for the year ended December 31, 1995.

  The Company's revenue by geographic area approximated the following:

                                                       YEAR ENDED DECEMBER 31
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   United States.................................... $ 53,433 $  9,854 $ 11,276
   Europe...........................................   25,087    8,655      241
   Asia Pacific (primarily Japan and Korea).........    6,589   23,718    9,773
                                                     -------- -------- --------
     Total.......................................... $ 85,109 $ 42,227 $ 21,290
                                                     ======== ======== ========

 Inventory

  Inventories are stated at the lower of cost (first-in, first-out method) or market and consists of the following:

                                                                  DECEMBER 31
                                                               -----------------
                                                                 1997     1996
                                                               -------- --------
                                                                (IN THOUSANDS)
   Components................................................. $  7,864 $ 17,754
   Work-in-process............................................   13,680   32,993
   Finished goods.............................................    2,326    3,090
                                                               -------- --------
                                                               $ 23,870 $ 53,837
                                                               ======== ========

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


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

 Property, Equipment and Leasehold Improvements

  Property, equipment and leasehold improvements are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets (5 years) or the lease term. Owned buildings are depreciated using the straight-line method over 50 years.

 Demonstration Systems

  Demonstration or evaluation units represent completed systems located at certain strategic customer sites ("beta sites") or at the Company's facilities. The Company provides these demonstration systems at no charge for a specified evaluation period. All operating costs incurred during the evaluation period are paid by the customer. At the conclusion of the agreed upon evaluation period, provided that the equipment performs to required specifications, management expects that the customer, while not obligated to do so, will purchase the system. Demonstration systems are stated at the lower of cost or estimated net realizable value and are depreciated on a straight line method over four years, if the product is not sold after one year.

 Intangible Assets

  Intangible assets consisting of developed technology, assembled workforce and covenant not to compete at December 31, 1996 arose from the allocation of the purchase price of the acquisition of Electrotech Limited and Electrotech Equipments Limited, discussed in Note 2, to their estimated fair value. Intangible assets are amortized on a straight-line basis over ten years for developed technology, eight years for assembled workforce and three years for the covenant not to compete. See Note 3 for discussion of the impairment write down of these assets.

  Financing cost consists of costs incurred primarily related to the issuance of the convertible subordinated notes and in obtaining the working capital facility. Financing costs are amortized over the term of the related credit facility using the effective interest method. In connection with the termination of the Company's Working Capital Facility (Note 6) approximately $1,680,000 of financing costs related to the working capital facility were written off as a charge to interest expense.

  Other intangible assets consist primarily of patents and are amortized on a straight line basis over 5 years.

  The Company periodically reviews intangible assets for impairment in value. Intangible assets are reflected net of accumulated amortization of $711,000 at December 31, 1996.

 Accounting for Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


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

  Contract revenue represents revenue earned under a contract to perform research and development for a limited partnership in which the Company was the shareholder of the general partner.

  Deferred revenues represent payments received toward future product sales and services which have not been recognized.

 Licensing Agreements

  On November 12, 1997, the Company granted non-exclusive, worldwide, paid-up licenses of its MORI(TM) source and Forcefill PVD(R) technologies to Applied Materials, Inc. (License Sale). Under the terms of the license agreements, and related technology transfer agreements, Applied Materials, Inc. will pay the Company approximately $30 million, of which $500,000 has been allocated to the sale, under the license agreement, of four MORI(TM) sources shipped in the fourth quarter 1997. Of the $30 million total fee under the license agreements $27 million has been paid (much of which was used to pay-off the Working Capital Facility and the interest due to the Convertible Note holders) and an additional $3 million was paid upon completion of the technology transfer during 1998.

  License fee revenue in 1995 is derived from the grant of the non-exclusive rights to use, sell and manufacture certain technologies developed by the Company.

 Research and Development Costs

  Research and development costs are expensed as incurred and include the cost incurred under a contract to perform research and development for a limited partnership.

 Stock Based Compensation

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" which generally measures compensation expense based on the excess of the quoted market price of the Company's Common Stock over the option price on the measurement date. In October 1995, SFAS No. 123 "Accounting for Stock Based Compensation" was issued. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting requirements of SFAS No. 123. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to continue to measure compensation costs following present accounting rules under APB No. 25, and, accordingly, recognizes no compensation for the stock option grants, since the exercise price of stock options granted equals the quoted market price of the underlying stock at the date of grant.

 Net Income (Loss) Per Share

  On December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary and diluted EPS with basic and diluted EPS. Basic EPS is determined by dividing

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. Basic and diluted earnings per share for each of the years ended December 31, 1997 and 1996 are the same since all stock options and warrants are anti-dilutive for the years where the Company incurred a net loss. Basic and diluted EPS for the year ended December 31, 1995 has been recomputed in accordance with Staff Accounting Bulletin (SAB) No. 98 to exclude certain options and warrants previously included in the calculation as "cheap stock" under SAB 83 and include, in diluted shares, the diluted effect of stock options and warrants representing approximately 504,000 shares, however, the EPS amount did not change as a result of the SAB 98 calculation for the year ended December 31, 1995. Basic and diluted earnings per share for the year ended December 31, 1995 includes shares of common stock issued upon the conversion of preferred stock in connection with the Company's Initial Public Offering, as if converted at the original date of issuance.

 Foreign Currency Translation

  The functional currency of most of the Company's foreign subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the balance sheet date and translates the income statement items at the average exchange rate for the year. Translation adjustments are recorded as a component of shareholders' equity in the consolidated balance sheet. Transaction gains and losses, other than those that relate to transactions deemed to be of a long-term nature, are recognized in earnings. Exchange losses amounted to $667,000, $951,000 and none in the years ended December 31, 1997, 1996 and 1995, respectively.

 Reclassifications

  Certain amounts in the 1996 and 1995 financial statements have been reclassified to be consistent with the 1997 presentation.

2. BUSINESS ACQUISITION

  On November 15, 1996, the Company acquired all the issued and outstanding shares of Electrotech Limited and Electrotech Equipments Limited (collectively Electrotech). Subsequent to the Acquisition, Electrotech Limited and Electrotech Equipments Limited formally changed their names to Trikon Technologies Limited and Trikon Equipments Limited. As a result of the Acquisition, each of Trikon Technologies Limited and Trikon Equipments Limited became a direct, wholly-owned subsidiary of the Company. Trikon has since reorganized its ownership of Trikon Technologies Limited and Trikon Equipments Limited such that Trikon Technologies Limited and Trikon Equipments Limited are directly owned by holding companies (collectively, with Trikon Technologies Limited and Trikon Equipments Limited, referred to as "Trikon Limited") that, in turn are directly wholly-owned by Trikon. Trikon Limited develops, manufactures, markets and services semiconductor fabrication equipment for the worldwide semiconductor manufacturing industry. The aggregate purchase price paid by the Company, excluding approximately $7,976,000 in acquisition costs, was $145,700,000 consisting of $75,000,000 paid in cash and the issuance of 5,600,000 shares of Common Stock of the Company with an estimated fair market value of $70,700,000, based on the quoted market price the last day prior to the public announcement of the parties agreement to the acquisition terms.

  The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price, plus costs directly attributable to the completion of the acquisition, have been allocated to the assets and liabilities acquired. Approximately $86,028,000 of the total purchase price represented the value of the in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations.

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

The fair value of the in-process research and development was estimated by an independent appraiser. Purchased in-process technology was analyzed through interviews and analysis of data concerning each of Trikon Limited's projects in development (i.e., Forcefill(R) and Flowfill(TM)). Expected future cash flows of the developmental projects were discounted to present value taking into account risks associated with the inherent difficulties and uncertainties in completing the projects, and thereby achieving technological feasibility, and the risks related to potential changes in future target markets. The Company's expected post-acquisition business strategies were considered as they relate to Trikon Limited's current products and projects in development. Considerable efforts are being applied by Trikon Limited to its Forcefill(R) and Flowfill(TM) projects to attain product functionality and reliability levels acceptable to their intended target market.

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

  The Company's consolidated results of operations include the operating results of Trikon Limited from the acquisition date. The following unaudited pro forma information combines the consolidated results of operations of the Company and Trikon Limited as if the acquisition occurred on January 1, 1996 and 1995, respectively. The pro forma information is presented for illustrative purposes only, and is not necessarily indicative of what the actual results of operations would have been during such periods or representative of future operations.

                                                      YEAR ENDED DECEMBER 31
                                                    ---------------------------
                                                        1996           1995
                                                    -------------  ------------
   Total revenues.................................. $ 109,280,000  $ 75,673,000
   Gross profit....................................    57,302,000    38,466,000
   Net loss........................................   (10,306,000)   (1,045,000)
   Net loss per share..............................         (0.72)        (0.09)

  The pro forma information presented above does not reflect the write-off of in-process research and development costs of $86,029,000 or $3,008,000 of charges to cost of sales related to the write-off of inventory which was sold during the period, both of which were included in operating results for the year ended December 31, 1996.

3. RESTRUCTURING AND IMPAIRMENT WRITE-DOWNS

 Restructuring

  In the second half of 1997, as a result of continuing losses and violations of debt covenants, the Company began a restructuring effort that included exploring various strategic alternatives as to the future of the business. In October 1997, the Company announced a 20% reduction in its workforce. In November 1997, in connection with the sale of worldwide non-exclusive licenses of its MORI(TM) Source and Forcefill(R) PVD technologies for $30 million, the Company announced the shut down of its Etch operations located in Chatsworth, California which resulted in an additional 13% reduction in the Company's workforce. Product sales revenues and operating losses, excluding restructuring costs and impairment writedowns, of the Etch business, which is not anticipated to generate significant revenues in the future, were $8,803,000 and $23,855,000 for the year ended December 31, 1997.

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


  The following table identifies the amounts charged to restructuring cost on the income statement and the amounts included in liabilities at December 31, 1997 related to the closure of the Chatsworth Etch operations:

                                                     RESTRUCTURING RESTRUCTURING
   ITEM                                                 CHARGE       LIABILITY
   ----                                              ------------- -------------
   Employee termination benefits....................    $ 1,003       $   745
   Salaries to termination date.....................      1,646           761
   Professional fees................................        676           550
   Financial advisor fee............................      1,450           --
   Future rent and lease termination................        302           302
   Contract termination costs.......................        527           527
   Overhead during closure period...................        823           692
   Other............................................        378           375
   Sales returns....................................     11,468        11,468
                                                        -------       -------
                                                        $18,273       $15,420
                                                        =======       =======

  Employee termination benefits represent severance and other termination benefits related to the termination of approximately 169 employees in the October and November 1997 worldwide reduction in work force. Salaries to the termination date represent the salaries of all personnel at the Chatsworth Etch operations and certain employees of the Korea Etch operations from the date of the termination announcement to their estimated termination dates. Salaries to the termination date, included in the liability represent amounts to be paid to employees involved with the closure of the Etch operations or product support personnel who will continue through May of 1998 to support products sold prior to December 31, 1997. Personnel continuing at the Chatsworth facility are not expected to engage in revenue producing activity. Professional fees include cost incurred through December 31, 1997 by the Company to restructure the operations. Financial advisor fees represent the amount paid to an investment banking firm related to various business strategies including the license sale to Applied Materials. Future rent and lease termination fees represent the future rent payments and lease termination cost for noncancelable leases for facilities that the Company has or will abandon as part of the closure of the Chatsworth Etch operations. Contract termination cost represent the estimated cost of cancellation of certain purchase orders and the overhead costs represent the estimated overhead to be incurred through May 1998 while closing the facility.

  As a result of the Company's decision to substantially exit the Mori Etch business, the Company anticipates certain Mori Etch related product returns. Although the Company is not required to accept such returns, the Company believes it may be necessary to maintain certain customer relationships. Accordingly, the sales return reserve is management's estimate of the liability for Mori Etch products that may be returned due to the Company's decision to substantially exit the Mori Etch business.

 Impairment Write-downs

   In connection with the closure of the Chatsworth Etch operations and the sale of the MORI(TM) Source and Forcefill(R) PVD licenses, the Company recorded non cash related charges of approximately $32.5 million for the write-off of certain accounts receivable, inventory and long-lived assets which due to the sale of the licenses and the decision to close the facility have become impaired. The inventory write-downs amounted to $20.7 million and were charged to cost of goods sold and the remaining write-offs are included in impairment losses on the accompanying statement of operations. In addition, based on recent and projected operating results, the Company evaluated its long-lived assets, principally the intangible assets established in the acquisition of Trikon Limited, for impairment under SFAS No. 121. The carrying amount of these assets exceeded the projected undiscounted

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

future cash flows, and accordingly, the carrying amount was written down to fair value. Fair value was determined based on an analysis of the projected future discounted cash flows of the underlying operations, including cash generated from the disposal of underlying assets, which resulted in a near zero valuation of these assets. A write-off of $32.3 million was recorded and included in impairment losses in the accompanying statement of operations.

  The impairment write-downs, excluding inventory write-downs of $20.7 million recorded in cost of goods sold, reflected in the statement of operations consisted of the following non-cash related charges:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
   Accounts receivable...........................................    $ 1,141
   Property plant and equipment..................................     10,228
   Other assets..................................................        440
   Developed technology..........................................     27,106
   Assembled workforce...........................................      4,947
   Covenant not to compete.......................................        273
                                                                     -------
                                                                     $44,135
                                                                     =======

 Pro Forma Information (Unaudited)

  The accompanying unaudited pro forma statement of operations data for the year ended December 31, 1997 gives effect to the closure of the Etch operations in Chatsworth and related asset impairment write-downs and other impairment write-downs described above as if they had occurred as of January 1, 1997 and, accordingly, excludes the results of operations of the Company's Etch operations, excludes revenues generated from the sale of the licenses and includes certain adjustments to reduce amortization expense related to the write-off of intangible assets and record the related tax effect, and reduce interest expense reflecting the pay off of the Working Capital Facility discussed in Note 6.

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
   Revenues......................................................    $ 46,806
   Gross profit..................................................      13,662
   Net loss......................................................     (25,097)
   Basic and diluted net loss per share..........................       (1.70)

  The unaudited pro forma financial information is an estimate subject to future refinement, does not give effect to any efficiencies in operations that might be expected, as a result of the above described events, and the Company's restructuring efforts and is not intended to be indicative of future operations.

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


4. FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                                                   YEAR ENDED DECEMBER 31
                                               -------------------------------
                                               1997(1)(2)   1996(3)     1995
                                               ----------  ---------  --------
                                                      (IN THOUSANDS)
   REVENUES:
   Unaffiliated Customers
     North America(1)......................... $  45,946   $  33,446  $ 21,290
     Foreign (primarily Europe)(1)............    39,163       8,781       --
   Inter-geographic:
     North America............................       653         --        --
     Foreign (primarily Europe)...............    16,382         174       --
     Eliminations.............................   (17,035)       (174)      --
                                               ---------   ---------  --------
                                               $  85,109   $  42,227  $ 21,290
                                               =========   =========  ========
   OPERATING LOSS:
     North America(2)......................... $ (50,991)  $  (5,582) $   (365)
     Foreign (primarily Europe)(3)............   (46,140)    (90,035)      --
                                               ---------   ---------  --------
                                               $ (97,131)  $ (95,617) $   (365)
                                               =========   =========  ========
   Identifiable assets:
     United States............................ $  15,893   $  60,568  $ 59,293
     Foreign (primarily Europe)...............    63,797     122,612       --
                                               ---------   ---------  --------
                                               $  79,690   $ 183,180  $ 59,293
                                               =========   =========  ========
   Export Sales from the United States........ $     187   $  23,585  $ 10,014
                                               =========   =========  ========

--------
(1) Included in North America and Foreign revenues is $19.5 million and $10.0 million, respectively, of revenues under the MORI(TM) source and the Forcefill (R)PVD license agreements.
(2) The North America operating loss for the year ended December 31, 1997 includes a restructuring charge of $18.3 million and asset impairment write-downs of $28.2 million, including inventory write downs of $16.4 million. The foreign operating loss for the year ended December 31, 1997 includes impairment write downs of $36.6 million, including inventory write downs of $4.3 million.
(3) The year ended December 31, 1996 includes a $86,028,000 charge for in-process technology, and a $3,008,000 charge to cost of goods sold, representing a portion of the purchase price of Trikon Limited allocated to inventory, which was sold subsequent to the acquisition date.

5. FINANCIAL INSTRUMENTS

  The Company's financial instruments consist primarily of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, capital lease obligations, borrowings under the revolving line of credit and the convertible subordinated notes. The carrying amounts at December 31, 1997 of these financial instruments approximates their fair value, except for the convertible subordinated notes for which the fair market value was approximately $34,500,000, based on quoted market rates.

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


  Information about contractual maturities of short-term investments at December 31, 1996, there were no short-term investments at December 31, 1997; is as follows:

                                                     DUE AFTER ONE
                                         DUE IN ONE  YEAR THROUGH   DUE AFTER
                                        YEAR OR LESS  THREE YEARS  THREE YEARS
                                        ------------ ------------- -----------
   U.S. Treasury Securities and
    obligations of U.S. Government
    Agencies...........................    $ --        $ 750,000    $     --
   U.S. Corporate Securities...........      --              --       714,000
                                           -----       ---------    ---------
                                           $ --        $ 750,000    $ 714,000
                                           =====       =========    =========

  Gross unrealized holding gains and losses on sales of short-term investments were not significant as of or for the periods ended December 31, 1997, 1996 or 1995. There were no realized gains and losses on sales of short-term investments during the years ended December 31, 1997, 1996 or 1995. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available to meet the Company's current cash requirements.

  The Company invests in a variety of financial instruments such as commercial paper, commercial bonds, and municipal bonds. The Company, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer.

6. REVOLVING LINES OF CREDIT AND LONG-TERM DEBT

 Working Capital Facility

  During the period from November 14, 1996 to November 12, 1997 the Company had a senior secured credit agreement with certain banks in the United States and United Kingdom (the "Working Capital Facility") that permitted the Company and its U.K. subsidiaries to borrow up to an aggregate of $35 million, subject to certain borrowing base limitations based on eligible accounts receivable.

  The weighted average interest rate on all borrowings outstanding at December 31, 1996 under the Working Capital Facility was 9.93%.

  The Working Capital Facility required the Company, among other things, to comply with certain financial ratios and covenants. At December 31, 1996 and March 31, 1997 the Company was not in compliance with certain financial ratio requirements which were waived by its lenders as of December 31, 1996 and March 31, 1997. The waivers given to the Company for covenant violations at December 31, 1996 and March 31, 1997 expired June 30, 1997. Concurrent with the June 30, 1997 first closing of the Private Placement (Note 10), the Company entered into an amendment with its lending banks (the "Amendment") to amend its Working Capital Facility. The Amendment, among other things, revised certain financial ratios and covenants as to which the Company had previously been in default.

  As a result of the substantial loss incurred during the June 30, 1997 and September 30, 1997 quarters the Company violated the financial ratios and covenant requirements set forth in the Amendment. The Company received waivers from its lending banks with regard to the June 30, 1997 covenant violations, which extended the Working Capital Facility through September 30, 1997. Under the terms of the June 30, 1997 waiver, the lending banks suspended their obligation to advance any further funds under the Working Capital Facility.

  As a result of the Company being in default under the Working Capital Facility, the lenders issued in October 1997 a payment blockage notice to the holders of the Convertible Notes (the "Payment Blockage

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

Notice"). The Payment Blockage Notice would have prevented the payment of any principal or interest due and payable under the Convertible Notes until the earlier of the curing of any event of default under the Working Capital Agreement or 180 days.

  On November 12, 1997, the Company entered into a pay-off agreement with its domestic and U.K. lenders under the Working Capital Facility (the "Pay-off Agreement"). Under the Pay-off Agreement, among other things, the Company made payments in the aggregate of approximately $12.5 million (which included all outstanding principal and interest due at November 12, 1997) to its lenders under the Working Capital Facility, the lenders under the Working Capital Facility released all of their liens on the assets of the Company, the Working Capital Facility was terminated, and the Payment Blockage Notice was cancelled. In addition, in order to collateralize certain obligations of Trikon Limited relating to bankers guarantees and a credit facility with the Company's U.K. lender, the Company provided cash collateral of approximately $1.4 million to the U.K. lender.

  On November 12, 1997, the Company made an interest payment of approximately $3.1 to the holders of the Convertible Notes, which payment was originally due on October 15, 1997.

 Convertible Notes

  In connection with the acquisition of Trikon Limited, the Company issued $86,250,000 of Convertible Subordinated Notes (the Convertible Notes). The Convertible Notes bear interest at 71/8% which is payable in semi-annual installments beginning on April 15, 1997. The Convertible Notes mature on October 15, 2001, and are unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt (as defined) of the Company, including without limitation, all debt arising under the Working Capital Facility. The Notes are convertible, at the option of the holder, into shares of Common Stock at a conversion price of $15.635 per share, subject to adjustment in certain events. Since January 1997, the Convertible Notes have borne an additional 0.5% interest per annum due to the Company's noncompliance with certain registration rights of the Convertible Notes.

  Under the Indenture governing the Convertible Notes, upon the occurrence of a Designated Event, each holder shall have the right to require the Company to repurchase all or any part of such holder's Convertible Notes at a purchase price equal to 101% of the principal amount thereof, together with all accrued and unpaid interest thereon. A Designated Event is deemed to occur if the Company is neither listed on a United States national securities exchange nor approved for trading on an established over-the-counter trading market in the United States. If the Company's Common Stock is delisted from the Nasdaq National Market, there is a risk that some or all of the holders of Convertible Notes will exercise their option to sell their option to sell their Convertible Notes to the Company. If the holders of Convertible Notes exercise their option to sell the Convertible Notes to the Company, the Company will not have the funds necessary to repurchase the Convertible Notes. The Company's failure to purchase the tendered Convertible Notes would constitute an Event of Default under the Indenture. Based on the 1997 operating results, an Event of default was considered probable to occur in 1998, absent a change in the bond indenture. Accordingly, the Convertible Notes have been classified as a current liability in the accompanying balance sheet.

 U.K. Term Note

  The Company's United Kingdom subsidiary has a term-loan from Lloyd's Bank PLC which is secured by property in Bristol, United Kingdom. Interest is payable monthly for borrowings at a fixed rate of 10.0025% per annum. At December 31, 1997, the amount outstanding was $0.3 million which is repayable on May 23, 1998. This agreement places no restrictions on the Company and does not require the Company to comply with certain financial ratios or covenants.

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


 Note Purchase Agreement

  On December 16, 1996, the Company entered into a Note Purchase Agreement (the Note Purchase Agreement) with five investors to provide a commitment for unsecured subordinated debt in the amount of $6,250,000. The Note Purchase Agreement was terminated in connection with the issuance of the Series G Preferred Stock (Note 10).

7. PMT CVD PARTNERS, L.P.

  On March 29, 1996, the Company entered into a number of agreements with PMT CVD Partners, L.P. (the Limited Partnership) and the limited partners thereof (the Limited Partners). The Limited Partnership was formed to fund research and development costs and expenses relating to chemical vapor deposition (CVD) technology and applications. An aggregate of approximately $5,350,000 was invested in the Limited Partnership to fund such research and development efforts. The Limited Partnership owns the rights to the technology developed. The Company had entered into a license agreement with the Limited Partnership whereby the Company was obligated to pay stated royalties to the Limited Partnership, ranging from 2% to 5% of sales of related products depending on the geographic location of the sale. There was no provision for royalty payments to the Limited Partners in fiscal 1996. The Company had been granted an exclusive option to purchase all of the Limited Partners' interest in the Limited Partnership, based on an established purchase price formula which would have terminated the Company's obligation under the license agreement. The Company may have exercised such option at its sole discretion and was under no obligation to repay the funds received for research and development.

  During 1996 the Company provided certain personnel to the Limited Partnership to perform such research and development activities. The Company was paid for such services at an amount equal to its actual direct costs, as defined, plus a stated percentage of such costs. During the year ended December 31, 1996, the amount of research and development costs incurred, including the stated percentage of 250% of direct costs, with respect to CVD technology and applications was $2,841,000 and is reflected in contract revenue in the accompanying statement of operations. The actual total cost incurred under the arrangement approximated the amount of revenues recognized and was recorded in research and development expense.

  In the first quarter of fiscal 1997, the Company determined that certain characteristics of the CVD technology of Trikon Limited known as "Flowfill" are superior to the high density plasma CVD processes being pursued by the Limited Partnership pursuant to the R&D Agreement (the R&D Agreement) entered into as of March 29, 1996 between the Limited Partnership and the Company. The Company has, accordingly, discontinued further research and development work under the R&D Agreement and has instead focused its consolidated efforts, on its own behalf and not on behalf of the Limited Partnership, upon the Flowfill CVD technology used in the Trikon Limited equipment.

  Accordingly, a settlement of any and all rights and claims by the limited partners of the Limited Partnership was made on June 30, 1997 to terminate the R&D Agreement and all related agreements, and purchase all of the outstanding interests in the Limited Partnership for 679,680 shares of Common Stock (the "LP Shares"). The assets acquired included approximately $2.2 million of cash and approximately $3.0 million of in-process research and development which was recorded as a one-time charge as purchased in-process technology expense in the quarter ended June 30, 1997. In connection with the purchase of all of the outstanding interests in the Limited Partnership, the Company agreed to cause a registration statement covering the LP Shares to be filed under the Securities Act of 1933, as amended (the "Securities Act"), to become effective on or prior to September 1, 1997. In the event that the Company did not cause a registration statement to become effective on or prior to September 1, 1997, the Company originally agreed to pay the holders of the CVD Partnership Shares liquidated damages comprised of a one-time fee of $75,000 and an amount equal to $2,500 per day for each day

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

after September 1, 1997 and prior to the effective date of the registration statement. The Company and the holders of the CVD Partnership Shares amended the CVD Purchase Agreement on December 12, 1997 to provide for (i) the immediate payment of liquidated damages accrued through November 1, 1997 of $225,000, (ii) no further incurrence of liquidated damages should the registration statement be effective by March 15, 1998, (iii) in the event that Trikon does not cause the registration statement to become effective by March 15, 1998, resumption of liquidated damages accruing at a rate of $2,500 for each day thereafter until the Registration Statement becomes effective, and
(iv) should the registration statement not be effective by April 1, 1998, Trikon will become obligated to the Limited Partners for the liquidated damages for the period between November 1, 1997 and March 15, 1998, $335,000. As of March 20, 1998 the Company had not caused a registration statement to become effective.

8. INCOME TAXES

  The income tax provision (benefit) consists of the following:

                                                   YEAR ENDED DECEMBER 31
                                                  ------------------------------
                                                     1997       1996      1995
                                                  --------   ---------   -------
                                                       (IN THOUSANDS)
   Current:
     Federal..................................... $    --    $       7   $ --
     State.......................................      --           34       1
     Foreign.....................................      --         (231)    --
                                                  --------   ---------   -----
                                                       --         (190)      1
   Deferred:
     Foreign.....................................   (9,248)     (1,145)    --
                                                  --------   ---------   -----
       Total deferred provision (benefit)........ $ (9,248)  $  (1,335)  $   1
                                                  ========   =========   =====

  A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income (loss) before tax, is as follows:

                                                   YEAR ENDED DECEMBER 31
                                                  ------------------------------
                                                     1997       1996      1995
                                                  --------   ---------   -------
   Statutory federal income tax rate--provision
    (benefit)....................................      (35)%       (35)%    34%
   Nondeductible in-process technology charge....      --           31     --
   Change in valuation reserve attributable to
    utilization of operating loss carryforwards..      --          --      (34)
   Change in valuation reserve due to net
    operating loss carryforwards not utilized....       26           3     --
                                                  --------   ---------   -----
                                                        (9)%        (1)%   -- %
                                                  ========   =========   =====

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


  Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                            1997   1996   1995
                                                           ------ ------- -----
                                                              (IN THOUSANDS)
Deferred tax liabilities:
  Domestic:
    State taxes not benefited............................. $1,603 $   294 $ 132
    Tax depreciation in excess of book depreciation.......     38     --    --
  Foreign:
    Basis difference from acquisition of Trikon Limited...    --    9,692   --
    Tax depreciation in excess of book....................    --    1,360   --
                                                           ------ ------- -----
                                                            1,641  11,346   132
Deferred tax assets:
  Domestic:
    Allowances not currently deductible for tax purposes..    482   1,674   103
    Accrued expenses not currently deductible for tax pur-
     poses................................................     11     460   322
    Book depreciation in excess of tax depreciation.......    --      291    74
    Net operating loss carryforwards...................... 12,121   2,375 2,075
    Foreign tax credit carryforwards......................    285     285   273
    Research and development and other credits............  1,770   1,463 1,123
    Inventory write-downs................................. 10,598     --    --
    Restructuring costs...................................  7,044     --    --
  Foreign:
    Allowances and accruals not currently deductible for
     tax purposes.........................................    --    1,392   --
                                                           ------ ------- -----
                                                           32,311   7,940 3,970
Less valuation reserve on domestic deferred tax assets.... 30,670   6,254 3,838
                                                           ------ ------- -----
Net deferred tax assets...................................  1,641   1,686   132
                                                           ------ ------- -----
Net deferred tax liabilities.............................. $  --  $ 9,660 $ --
                                                           ====== ======= =====

  The basis difference from the acquisition of Trikon Limited in 1996 arises from the purchase price allocation to certain assets with no corresponding change in the tax basis of such assets. At the acquisition date, the Company recorded a deferred tax liability of $10,828,000 for this basis difference, of which approximately $1,136,000 was reflected as a portion of the deferred tax benefit recorded in the statement of operations for the year ended December 31, 1996. In 1997 the Company wrote-off the basis difference and the associated deferred tax liability. The income tax benefit for the year ended December 31, 1997 includes a benefit of $9,248,000, representing the reversal of the deferred tax liability as a result of the impairment write-down of certain long-lived intangible assets established in connection with the acquisition of Trikon Limited in November 1996.

  The loss before income taxes of the Company's foreign subsidiaries for the year ended December 31, 1997 was approximately $47,865,000. The loss before income taxes of the Company's foreign subsidiaries for the year ended December 31, 1996, excluding the $86,028,000 charge for in-process technology and the $3,008,000 charge to cost of goods sold, related to the allocation of the purchase price in the acquisition of Trikon Limited, was approximately ($1,350,000). Income or loss before income taxes of the Company's foreign subsidiaries was not significant in 1995.

  At December 31, 1997, the Company had research and development credit carryforwards of approximately $1,193,000 and $577,000 for federal and state tax purposes, respectively, that expire at various dates through 2011. At December 31, 1997 the Company also had net operating loss carryforwards for federal and state income tax purposes of approximately $33,037,000 and $10,054,000, respectively, which expire at various dates through

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

2011. The Company's utilization of its net operating loss and credit carryforwards depends upon future income and is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

9. COMMITMENTS AND CONTINGENCIES

 Leases:

  The Company leases certain equipment under capital leases. The Company also leases its offices, manufacturing facilities and certain equipment under noncancelable operating lease agreements. Certain leases are subject to escalation clauses based on applicable inflation indexes.

  Cost of equipment under capital leases included in property and equipment at December 31, 1997 and 1996 was $1,119,000 and $3,135,000, and accumulated amortization was $457,000 and $948,688, respectively. Amortization expense under these leases is included in depreciation expense.

  Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1997:

                                                              CAPITAL OPERATING
                                                              LEASES   LEASES
                                                              ------- ---------
                                                                (IN THOUSANDS)
   1998......................................................  $ 568   $ 1,458
   1999......................................................    133     1,311
   2000......................................................    --      1,180
   2001......................................................    --      1,128
   2002......................................................    --      1,103
                                                               -----   -------
                                                                 701   $ 6,180
                                                                       =======
   Less amounts representing imputed interest................     34
                                                               -----
   Present value of net minimum lease payments, including
    amounts classified as current............................  $ 667
                                                               =====

  Rental expense for operating leases was $1,468,000, $689,000 and $339,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

 Contingencies:

  The Company is opposing an issued German patent held by a competitor which relates to a process similar to the Company's Forcefill product. The Company's management and its advisors believe this patent is too broadly worded and as presently worded there is some possibility that an infringement by the Company might be alleged. The Company cannot predict the outcome of this matter and there can be no assurance as to the possible effects of this matter on the financial statements of the Company.

  In the ordinary course of business and in connection with the Company's restructuring, the Company is involved with various types of claims and legal proceedings which may result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company's financial position, cash flow or results of operations.

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


10. PREFERRED STOCK AND WARRANTS

 Preferred Stock:

  The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion.

  On August 24, 1995, the Company converted 2,823,837 shares of Preferred Stock (Series A and B) into 941,279 shares of Common Stock and 10,513,382 shares of Preferred Stock (Series C, D, E and F) into 3,504,461 shares of Common Stock, in connection with its Initial Public Offering.

  During the quarter ended June 30, 1997, the Company commenced a private offering (the "Private Placement") of shares of its newly-authorized Series G Preferred Stock together with three-year warrants to purchase Common Stock at an exercise price of $8.00 per share (the "Warrants"). The Company sold an aggregate of 2,962,032 shares of Series G Preferred Stock (together with Warrants to purchase an aggregate of 888,610 shares of Common Stock) with net proceeds to the Company of approximately $19,349,000. Investors in the Private Placement received Warrants exercisable for a number of shares of Common Stock equal to 30% of the number of shares of Series G Preferred Stock purchased, at a total price of $6.75 per share of Series G Preferred Stock. The Series G Preferred Stock has a liquidation preference of $6.75 per share which is generally applicable to any liquidation or acquisition of the Company, such that the Series G Preferred Stock receives the first $6.75 per share of available proceeds, the shares of Common Stock then receive the next $6.75 per share, and thereafter the Series G Preferred Stock and the Common Stock share any remaining proceeds pro rata (on an as converted basis assuming conversion of all of the Series G Preferred Stock into Common Stock). The Series G Preferred Stock is convertible at the option of the holders on a share-for-share basis into Common Stock commencing September 30, 1997 (subject to antidilution adjustments), bears no dividend (except as may be paid on the Common Stock into which it is convertible) and will be automatically converted into Common Stock on June 30, 2000.

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

 Warrants:

  In connection with the issuance of the Series D Preferred Stock in November 1993, the Company issued warrants to purchase an aggregate of 80,000 shares of Common Stock at an exercise price of $4.50 per share exercisable at any time through December 31, 1998 (the "1993 Warrants"). The fair market value of these warrants was deemed to be immaterial on the date of issuance.

  On the date of execution of the Note Purchase Agreement, discussed in Note 5, warrants (the Note Purchase Agreement Warrants) to acquire up to 245,100 shares of Common Stock with an exercise price of $12.75 per

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

share were issued. The Note Purchase Agreement Warrants vested 50% upon the execution of the Note Purchase Agreement and 50% upon funding of borrowings under the Note Purchase Agreement. No borrowings were ever funded under the Note Purchase Agreement and, accordingly, warrants to purchase 122,550 shares of Common Stock are exercisable. All such warrants expire on December 16, 2001. The Company has not assigned any value to the warrants that are currently exercisable, because such amounts are not significant to the financial statements.

  On June 30, 1997, in conjunction with the issue of an amended Working Capital Facility agreement, the Company issued to the lending Banks, and their administrative agents, warrants to purchase an aggregate of 178,182 shares of Common Stock at an exercise price of $6.75 per share.

  At December 31, 1997, the following warrants were outstanding:

                                 NUMBER     SHARES    EXERCISE
WARRANT                         OF SHARES EXERCISABLE  PRICE    EXPIRATION DATE
-------                        ---------- ----------- -------- -----------------
1993 Common Warrants.........    80,000      80,000   $  4.50  December 31, 1998
Note Purchase Agreement--War-
 rants.......................   245,100     122,550   $ 12.75  October 7, 2001
Series G Preferred Stock-
 holder Warrants.............   888,610         --    $  8.00  June 30, 2000
Amended Working Capital War-
 rants.......................   178,182     178,182   $  6.75  November 16, 1999

11. STOCK OPTIONS

  In October 1996, the Company changed its "Non-Qualified" Employee Option Plan to an Incentive Stock Option Plan (the Option Plan) on a go forward basis. The Option Plan provides options to purchase up to 2,400,000 shares of the Company's Common Stock for officers, directors, and key employees, at an exercise price equal to the fair market value on the date of grant as determined by the Board of Directors. The shares issued under the Option Plan shall become vested over periods up to five years and have a maximum term of ten years. A summary of the changes in the status of options is as follows:

                                                                       WEIGHTED
                                                                        AVERAGE
                                           SHARES    PRICE RANGE PER     PRICE
                                         OUTSTANDING      SHARE        PER SHARE
                                         ----------- ----------------- ---------
Outstanding at January 1, 1995..........    379,000  $  1.05 - $  1.05  $ 1.05
  Granted...............................    393,000     1.65 -   13.63    6.45
  Canceled..............................    (61,000)    1.05 -    8.00    1.24
  Exercised.............................    (49,000)    1.05 -    1.05    1.05
                                          ---------
Outstanding at December 31, 1995........    662,000     1.05 -   13.63    4.23
  Granted...............................    416,000     8.88 -   14.75   12.14
  Canceled..............................    (79,000)    1.05 -   14.75    5.66
  Exercised.............................    (45,000)    1.05 -    6.30    2.81
                                          ---------
Outstanding at December 31, 1996........    954,000     1.05 -   14.75    7.63
  Granted...............................  1,277,000      7.0 -   12.25   10.92
  Canceled..............................   (502,000)    1.05 -   14.75    9.38
  Exercised.............................   (150,000)    1.05 -    8.88    1.78
                                          ---------
Outstanding at December 31, 1997........  1,579,000  $  1.05 - $ 14.75  $10.16
                                          =========

  At December 31, 1997, 1996 and 1995, 302,000, 370,000 and 96,000 shares were exercisable at weighted-average prices of $7.77, $5.95 and $1.20, respectively.

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


  Option shares available for grant at December 31, 1997 were 515,000.

  Information regarding stock options outstanding as of December 31, 1997 is as follows:

PRICE RANGE                     OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
-----------               ------------------------------- ----------------------
                                             WEIGHTED
                             WEIGHTED        AVERAGE                 WEIGHTED
                             AVERAGE        REMAINING                AVERAGE
  SHARES                  EXERCISE PRICE CONTRACTUAL LIFE SHARES  EXERCISE PRICE
  ------                  -------------- ---------------- ------- --------------
Under $5.00..............      1.23            6.09        48,122      1.17
$5.00 to $10.00..........      7.36            7.10       188,488      6.61
Over $10.00..............     12.03            9.12        74,730     14.12

  Subsequent to year end options to purchase 438,000 number of shares were cancelled in connection with employee terminations. In addition, options to purchase 1,278,056 shares of common stock were cancelled and replaced with options to purchase the same number of shares at an exercise price of $1.4375 per share.

 Fair Value Disclosure

  SFAS No. 123, Accounting for Awards of Stock-Based Compensation to Employees requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income (loss) and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

  The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996, and 1995, respectively: Risk-free interest rates of 6.0%, 5.9%, and 6.1%%; a zero dividend yield in all three years; volatility factors of the expected market price of the Company's Common Stock of 65.7% for all three years and an expected life of the options of 5.5 years in all three years. These assumptions resulted in weighted-average fair values of $6.85, $7.62, and $4.04 per share for stock options granted in 1997, 1996, and 1995, respectively.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for 1997 has been adjusted to reflect the cancellation of non-vested options terminated in conjunction with the restructuring. The pro forma effect on net income for 1997, 1996, and 1995 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                                              YEARS ENDED DECEMBER 31
                                       ---------------------------------------
                                           1997           1996         1995
                                       -------------  -------------  ---------
Pro forma net loss.................... $(100,946,000) $ (95,157,000) $ (43,000)
Pro forma basic and diluted earnings
 per share............................ $       (6.82) $      (10.10) $   (0.01)

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


12. EMPLOYEE BENEFIT PLAN

 United States 401(k)

  In November 1993, the Company established a 401(k) plan (the Plan) covering substantially all of its United States employees. The Plan allows eligible employees to contribute up to 15% of their compensation. Company contributions are voluntary and at the discretion of the Board of Directors. There were no contributions made by the Company for the years ended December 31, 1997, 1996, and 1995.

 United Kingdom Pension Plan

  The group operates a pension plan known as "The Electrotech Retirements Benefits Scheme," (the Plan), which undertakes to provide retirement benefits to participating employees based upon their final pensionable salary. The assets of the Plan are administered by the Trustees and are separate from those of the Company.

  Employer contributions are made at rates recommended by a qualified actuary following his triennial valuation of the fund. Contributions made in the year ended December 31, 1997 amounted to $253,000 and during the six week period from November 15, 1996 to December 31, 1996 amounted to $41,000.

  The group also makes contributions to a Group Personal Pension plan for employees who are not members of the final salary plan. Total contributions to the group plan and personal pension plan for the year ended December 31, 1997 amounted to $429,000 and for the six week period from November 15, 1996 to December 31, 1996 amounted to $99,000.

  The following table sets forth the plan and funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996.

  Actuarial present value of benefit obligations:

                                                               DECEMBER 31
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
                                                              (IN THOUSANDS)
   Accumulated benefit obligations including vested bene-
    fits of $9,163,000 and $7,881,000 at December 31,
    1997 and 1996, respectively..........................  $   9,163  $   7,881
                                                           =========  =========
   Projected benefit obligation for service rendered to
    date.................................................  $ (11,116) $ (10,043)
   Fair value of plan assets (consisting of various cash
    funds)...............................................      5,921      5,629
                                                           ---------  ---------
   Projected benefit obligation in excess of plan assets.     (5,195)    (4,414)
   Unrecognized net loss.................................      1,332        654
                                                           ---------  ---------
   Net pension liability recognized in the consolidated
    balance sheet........................................  $  (3,863) $  (3,760)
                                                           =========  =========

  The unfunded project benefit obligation at the acquisition date was approximately $3,742,000 and was recorded as the net pension liability at that date.

  Vested benefits are calculated by reference to that portion of the accumulated benefit obligation which is not contingent upon an employee remaining in the service of the employer. The discount rate and pensions inflation used in determining the actuarial present value of the projected benefit obligation were 7.0% and 4.0%, respectively at December 31, 1997 and 7.25% and 6.25%, respectively, at December 31, 1996. The expected long-term rate of return on plan assets were 8.5% and 9% at December 31, 1997 and 1996, respectively.

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


  The components of net pension expense for the years ended December 31 are as follows:

                                                                  1997    1996
                                                                -------  -------
                                                                (IN THOUSANDS)
   Service cost................................................ $   367  $   35
   Interest cost on projected benefit obligation...............     710      87
   Return on plan assets.......................................    (498)    (63)
   Net amortization or deferral................................     --      --
                                                                -------  ------
   Net periodic pension cost................................... $   579  $   59
                                                                =======  ======

13. SUBSEQUENT EVENTS TO THE YEAR ENDED DECEMBER 31, 1997

 Bond Exchange Offer:

  On April 3, 1998 the Company announced that it proposes to commence an exchange offer (the "Exchange Offer") for the Convertible Notes and Series G Preferred Stock. Pursuant to the proposed Exchange Offer the holders of the Convertible Notes would receive a new series of mandatorily redeemable preferred stock (the Exchange Preferred Stock) with a face amount and liquidation preference of $30,000,000 and shares of common stock representing approximately 51,900,000 shares or 54% of the Company's outstanding common stock (after giving effect to and assuming 100% participation in the Exchange Offer) in exchange for the Convertible Notes. Pursuant to the Exchange Offer the holders of Series G Preferred Stock would receive new shares of common stock representing about 16% of the outstanding common stock (after giving effect to and assuming 100% participation in the Exchange Offer) in exchange for the Series G Preferred Stock and warrants. The Exchange Preferred Stock will be mandatorily redeemable for cash on June 30, 2001, at a redemption price equal to the stated value and the holders of the Exchange Preferred Stock shall be entitled to receive dividends at an annual rate of 8 1/8% of the stated amount payable annually, at the option of the Company, in cash, common stock, additional shares of preferred stock or any combination thereof. The Exchange Preferred Stock will be subject to certain automatic conversion privileges based on the Company's stock price and accelerated redemption if certain cash flow levels are achieved.

  In connection with the Exchange Offer, the Company would issue new restricted Common Stock to the Company's Chairman representing approximately 11,500,000 shares or 12% of outstanding common stock (after giving effect to and assuming 100% participation in the Exchange Offer).

  The Exchange offer will be accounted for under SFAS No. 15, "Troubled Debt Restructuring."

 Sale of License:

  Non-Exclusive License of Technology to Lam Research. On March 18, 1998, the Company granted a non-exclusive, worldwide license of its MORI(TM) source technology to Lam Research. Under the terms of the license agreement, Lam Research will pay up to $20.0 million, $9.0 million of which was paid in the first quarter of 1998, $1.0 million of which is due in the second quarter of 1998 and $10.0 million of which consists of contingent payments and royalties. The license agreement does not preclude Trikon from utilizing, or licensing to other third parties, the licensed technology.

                        REPORT OF INDEPENDENT AUDITORS

To the directors of Trikon Equipments Limited and Trikon Technologies Limited

  We have audited the accompanying combined balance sheets of Trikon Equipments Limited and Trikon Technologies Limited (formerly Electrotech Equipments Limited and Electrotech Limited, respectively) as of June 30, 1995 and 1996 and the related profit and loss accounts and statements of cash flows for each of the three years in the period ended June 30, 1996. These combined financial statements are the responsibility of the companies' directors. Our responsibility is to express an opinion on these combined financial statements based on our audits.

  We conducted our audits in accordance with United Kingdom auditing standards which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting and amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Trikon Equipments Limited and Trikon Technologies Limited as of June 30, 1995 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with accounting principles generally accepted in the United Kingdom which differ in certain respects from those followed in the United States (see Note 29 of the notes to the combined Financial Statements).

                                          Ernst & Young
Chartered Accountants
Registered Auditor
Cardiff, Wales
August 28, 1996, except for
 the second sentence of Note
 1, as to which the date is
 April 3, 1998

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

                       COMBINED PROFIT AND LOSS ACCOUNTS

                                        YEAR ENDED JUNE 30
                           ---------------------------------------------
                                1996            1995           1994
                           --------------  -------------- --------------
                                 (IN THOUSANDS OF BRITISH POUNDS)
SALES(3)
Continuing operations....  (Pounds)49,012  (Pounds)30,703 (Pounds)18,402
Discontinued operations..             --            3,793          5,405
                           --------------  -------------- --------------
                                   49,012          34,496         23,807
COST OF SALES............          23,406          17,014         11,496
                           --------------  -------------- --------------
GROSS PROFIT.............          25,606          17,482         12,311
Research and development
 costs...................           6,674           4,421          3,332
Administrative expenses..           8,295           8,615          7,161
                           --------------  -------------- --------------
OPERATING PROFIT(4)
Continuing operations....          10,637           4,322          1,798
Discontinued operations..             --              124             20
                           --------------  -------------- --------------
                                   10,637           4,446          1,818
                           --------------  -------------- --------------
PROFIT ON DISPOSAL OF
 DISCONTINUED OPERA-
 TIONS(5)................             --            5,040            --
                           --------------  -------------- --------------
PROFIT ON ORDINARY ACTIV-
 ITIES BEFORE INTEREST...          10,637           9,486          1,818
Interest receivable(8)...             216             125             65
Interest payable(9)......             825             563            320
                           --------------  -------------- --------------
PROFIT ON ORDINARY ACTIV-
 ITIES BEFORE TAXATION...          10,028           9,048          1,563
Tax on profit on ordinary
 activities(10)..........           3,721           3,530            574
                           --------------  -------------- --------------
PROFIT FOR THE FINANCIAL
 YEAR....................           6,307           5,518            989
Retained profit brought
 forward.................          18,011          12,412         11,356
Exchange difference on
 opening balance.........             (67)             30             16
Amortization of revalua-
 tion surplus............              51              51             51
                           --------------  -------------- --------------
RETAINED PROFIT AT THE
 END OF THE FINANCIAL
 YEAR....................  (Pounds)24,302  (Pounds)18,011 (Pounds)12,412
                           ==============  ============== ==============

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

  The Notes to the Combined Financial Statements form part of these Combined Financial Statements.

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

            COMBINED STATEMENTS OF TOTAL RECOGNIZED GAINS AND LOSSES

                                                 YEAR ENDED JUNE 30
                                     -------------------------------------------
                                          1996           1995          1994
                                     --------------  ------------- -------------
                                          (IN THOUSANDS OF BRITISH POUNDS)
PROFIT FOR THE FINANCIAL YEAR......  (Pounds) 6,307  (Pounds)5,518 (Pounds)  989
Exchange differences on foreign
 currency translation..............  (Pounds)   (87) (Pounds)   39 (Pounds)   19
                                     --------------  ------------- -------------
Total recognized gains and losses
 for the year......................  (Pounds) 6,220  (Pounds)5,557 (Pounds)1,008
                                     ==============  ============= =============
NOTE OF HISTORICAL COST PROFITS AND
 LOSSES
Reported profit on ordinary activi-
 ties before taxation..............  (Pounds)10,028  (Pounds)9,048 (Pounds)1,563
Difference between historical cost
 depreciation charge and the actual
 depreciation charge for the year
 calculated on the revalued amount.              51             51            51
                                     --------------  ------------- -------------
Historical cost profit on ordinary
 activities before taxation........  (Pounds)10,079  (Pounds)9,099 (Pounds)1,614
                                     ==============  ============= =============
Historical cost profit for the
 year..............................  (Pounds) 6,358  (Pounds)5,569 (Pounds)1,040
                                     ==============  ============= =============

  The Notes to the Combined Financial Statements form part of these Combined Financial Statements.

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

                            COMBINED BALANCE SHEETS

               ASSETS                                         JUNE 30
               ------                              -----------------------------
                                                        1996           1995
                                                   -------------- --------------
                                                         (IN THOUSANDS OF
                                                          BRITISH POUNDS)
FIXED ASSETS
Intangible assets(11)............................. (Pounds)    18 (Pounds)    27
Tangible assets(12)...............................         11,496          7,969
                                                   -------------- --------------
                                                           11,514          7,996
CURRENT ASSETS
Inventories(13)...................................         17,438         12,741
Accounts receivable(14)...........................         20,002         16,034
Cash..............................................          2,076          1,568
                                                   -------------- --------------
                                                           39,516         30,343
                                                   -------------- --------------
TOTAL ASSETS...................................... (Pounds)51,030 (Pounds)38,339
                                                   ============== ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Bank loans and overdrafts......................... (Pounds) 8,106 (Pounds) 2,591
Trade accounts payable............................          4,669          4,078
Corporate tax.....................................          3,353          3,810
Accruals and deferred income......................          1,672          1,196
Other current liabilities(15).....................          5,294          4,633
                                                   -------------- --------------
                                                           23,094         16,308
                                                   -------------- --------------
NONCURRENT LIABILITIES
Long-term borrowings(16)..........................            400            800
Corporate tax(16).................................            203            406
Other noncurrent liabilities(16)..................            345            133
                                                   -------------- --------------
                                                              948          1,339
                                                   -------------- --------------
PROVISION FOR LIABILITIES AND CHARGES
Deferred taxation(18).............................            367            291
                                                   -------------- --------------
TOTAL LIABILITIES.................................         24,409         17,938
                                                   -------------- --------------
SHAREHOLDERS' EQUITY
Share capital(19).................................             11             11
Revaluation reserve(20)...........................          2,308          2,379
Profit and loss account...........................         24,302         18,011
                                                   -------------- --------------
                                                           26,621         20,401
                                                   -------------- --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........ (Pounds)51,030 (Pounds)38,339
                                                   ============== ==============

  A summary of the significant adjustments to shareholders' equity which would be required if US generally accepted accounting principles had been applied instead of UK generally accepted accounting principles is set forth in Note 29 of the Notes to the Combined Financial Statements.

  The Notes to the Combined Financial Statements form part of these Combined Financial Statements.

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

                         COMBINED CASH FLOW STATEMENTS

                                              YEAR ENDED JUNE 30
                                 ----------------------------------------------
                                      1996            1995            1994
                                 --------------  --------------  --------------
                                       (IN THOUSANDS OF BRITISH POUNDS)
NET CASH INFLOW/(OUTFLOW) FROM
 OPERATING ACTIVITIES(21)......  (Pounds) 4,918  (Pounds)(3,336) (Pounds)(2,712)
                                 --------------  --------------  --------------
RETURNS ON INVESTMENTS AND SER-
 VICING OF FINANCE
Interest received..............             216             125              65
Interest paid..................            (825)           (563)           (320)
                                 --------------  --------------  --------------
NET CASH OUTFLOW FROM RETURNS
 ON INVESTMENTS AND SERVICING
 OF FINANCE....................            (609)           (438)           (255)
                                 --------------  --------------  --------------
TAXATION
UK corporate tax (paid) recov-
 ered..........................          (3,866)            244              (6)
Overseas tax paid..............            (439)            (74)           (277)
                                 --------------  --------------  --------------
TAX (PAID)/RECOVERED...........          (4,305)            170            (283)
                                 --------------  --------------  --------------
INVESTING ACTIVITIES
Payments to acquire tangible
 fixed assets..................          (4,849)         (2,532)           (771)
Receipts from sale of subsidi-
 ary company(22)...............             --            6,631             --
Receipts from sale of tangible
 fixed assets..................              26              33              26
                                 --------------  --------------  --------------
NET CASH (OUTFLOW)/INFLOW FROM
 INVESTING ACTIVITIES..........  (Pounds)(4,823) (Pounds) 4,132  (Pounds)  (745)
                                 --------------  --------------  --------------
NET CASH (OUTFLOW)/INFLOW BE-
 FORE FINANCING................  (Pounds)(4,819) (Pounds)   528  (Pounds)(3,995)
                                 --------------  --------------  --------------
FINANCING
Medium-term bank loan repay-
 ments(25).....................  (Pounds)  (400) (Pounds)  (400) (Pounds)  (400)
Increase in other noncurrent
 liabilities...................             212             --              --
                                 --------------  --------------  --------------
NET CASH OUTFLOW FROM FINANC-
 ING...........................  (Pounds)  (188) (Pounds)  (400) (Pounds)  (400)
                                 --------------  --------------  --------------
(DECREASE)/INCREASE IN CASH AND
 CASH EQUIVALENTS(23)..........  (Pounds)(5,007) (Pounds)   128  (Pounds)(4,395)
                                 ==============  ==============  ==============

  A summary of the cash flow statement under US generally accepted accounting principles is set forth in Note 29 of the Notes to the Combined Financial Statements.

  The Notes to the Combined Financial Statements form part of these Combined Financial Statements.

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

                  NOTES TO THE COMBINED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

1. BASIS OF PREPARATION

  The combined financial statements combine the consolidated financial statements of Trikon Equipments Limited with those of Trikon Technologies Limited, which are not part of a UK group but are subject to common control. During 1997, Trikon Equipments Limited and Trikon Technologies Limited changed their names from Electrotech Equipments Limited and Electrotech Limited respectively.

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

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

2. ACCOUNTING POLICIES--(CONTINUED)

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

 Pension costs

  Trikon Equipments Limited, Trikon Technologies Limited and their subsidiary companies operate a pension scheme known as "The Electrotech Retirement Benefits Scheme" which undertakes to provide retirement benefits to participating employees based upon their final pensionable salary. The assets of the scheme are administered by the Trustees and are separate from those of Trikon Equipments Limited, Trikon Technologies Limited and their subsidiaries.

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

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

4. OPERATING PROFIT

  Operating profit is stated after charging:

                                                     YEAR ENDED JUNE 30
                                              ---------------------------------
                                                 1996       1995        1994
                                              ---------- ----------- ----------
                                                      (IN THOUSANDS OF
                                                       BRITISH POUNDS)
      Auditor's remuneration................. (Pounds)88 (Pounds)102 (Pounds)98
      Depreciation of owned assets...........      1,280         810        597
      Hire of assets--operating leases.......        490         543        542
      Loss on disposal of tangible fixed as-
       sets..................................         44         --           4
      Net loss on currency translation.......        --           73        --

  And after crediting:

      Net gain on currency translation.......        604         --          29
      Profit on disposal of tangible fixed
       assets................................         20          12         15
      Rental income..........................         46          93        109

5. PROFIT ON DISPOSAL OF DISCONTINUED OPERATIONS

  The profit on disposal of discontinued operations is the net profit before taxation on the sale of a subsidiary, Surface Technology Systems Limited, during March 1995.

6. DIRECTORS' REMUNERATION

                                                    YEAR ENDED JUNE 30
                                            -----------------------------------
                                               1996        1995        1994
                                            ----------- ----------- -----------
                                                     (IN THOUSANDS OF
                                                      BRITISH POUNDS)
      Directors' emoluments...............  (Pounds)264 (Pounds)369 (Pounds)200
      Directors' pension contributions....            8          33          26
                                            ----------- ----------- -----------
      Total directors' remuneration.......  (Pounds)272 (Pounds)402 (Pounds)226
                                            =========== =========== ===========
      The remuneration of the Chairman and
       highest paid director was:
      Trikon Equipments Limited...........  (Pounds)176 (Pounds)270 (Pounds)134
      Trikon Technologies Limited.........          --          --          --

  The remuneration of the directors, including the above, fell within the following ranges:

                                                    YEAR ENDED JUNE 30
                                            -----------------------------------
                                               1996        1995        1994
                                            ----------- ----------- -----------
                                                NO.         NO.         NO.
                                            ----------- ----------- -----------
      Nil-5,000...........................            2           1           2
      10,001-15,000.......................          --            1         --
      65,001-70,000.......................          --          --            1
      70,001-75,000.......................          --            1         --
      85,001-90,000.......................            1         --          --
      130,001-135,000.....................          --          --            1
      175,001-180,000.....................            1         --          --
      265,001-270,000.....................          --            1         --

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

7. STAFF COSTS

  The average number of persons employed during the year was as follows:

                                                                   YEAR ENDED
                                                                    JUNE 30
                                                                 --------------
                                                                 1996 1995 1994
                                                                 ---- ---- ----
                                                                 NO.  NO.  NO.
                                                                 ---- ---- ----
      Management and administration.............................  102  102   86
      Production................................................  432  337  275
      Sales and marketing.......................................   24   30   28
                                                                 ---- ---- ----
                                                                  558  469  389
                                                                 ==== ==== ====

  The aggregate payroll costs of these persons were as follows:

                                                 YEAR ENDED JUNE 30
                                     -------------------------------------------
                                          1996           1995          1994
                                     -------------- -------------- -------------
                                                  (IN THOUSANDS OF
                                                   BRITISH POUNDS)
      Wages and salaries............ (Pounds)11,775 (Pounds)10,263 (Pounds)7,729
      Social security costs.........            902            758           571
      Pension costs.................            298            242           124
                                     -------------- -------------- -------------
                                     (Pounds)12,975 (Pounds)11,263 (Pounds)8,424
                                     ============== ============== =============

8. INTEREST RECEIVABLE AND SIMILAR INCOME

                                                      YEAR ENDED JUNE 30
                                              ----------------------------------
                                                 1996        1995        1994
                                              ----------- ----------- ----------
                                               (IN THOUSANDS OF BRITISH POUNDS)
      Bank interest.......................... (Pounds)216 (Pounds)125 (Pounds)65
                                              ----------- ----------- ----------
                                              (Pounds)216 (Pounds)125 (Pounds)65
                                              =========== =========== ==========

9. INTEREST PAYABLE AND SIMILAR CHARGES

                                                    YEAR ENDED JUNE 30
                                            -----------------------------------
                                               1996        1995        1994
                                            ----------- ----------- -----------
                                             (IN THOUSANDS OF BRITISH POUNDS)
      Bank interest........................ (Pounds)739 (Pounds)402 (Pounds)101
      Overseas tax interest................          22         --           18
      Interest on amounts payable within
       five years..........................          64         161         201
                                            ----------- ----------- -----------
                                            (Pounds)825 (Pounds)563 (Pounds)320
                                            =========== =========== ===========

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

10. TAX ON PROFIT ON ORDINARY ACTIVITIES

  The taxation charge is made up as follow:

                                                  YEAR ENDED JUNE 30
                                        ---------------------------------------
                                            1996          1995         1994
                                        ------------- ------------- -----------
                                           (IN THOUSANDS OF BRITISH POUNDS)
      UK corporate tax charge at 33%... (Pounds)2,467 (Pounds)1,097 (Pounds)348
      UK corporate tax on profit on
       disposal of discounted
       operation.......................           --          1,964         --
      Overseas tax.....................         1,178           389          74
      Deferred tax.....................            76            80         152
                                        ------------- ------------- -----------
                                        (Pounds)3,721 (Pounds)3,530 (Pounds)574
                                        ============= ============= ===========

11. INTANGIBLE ASSETS

                                                      YEAR ENDED JUNE 30,
                                                --------------------------------
                                                   1996       1995       1994
                                                ---------- ---------- ----------
                                                (IN THOUSANDS OF BRITISH POUNDS)
License transferred from associated company:
   Cost as at July 1 and June 30............... (Pounds)90 (Pounds)90 (Pounds)90
  Accumulated depreciation as at July 1........         63         54         45
  Provided in year.............................          9          9          9
                                                ---------- ---------- ----------
  Acculated depreciation as at June 30.........         72         63         54
                                                ---------- ---------- ----------
    Net book value at June 30, 1996, 1995 and
     1994...................................... (Pounds)18 (Pounds)27 (Pounds)36
                                                ========== ========== ==========

12. TANGIBLE FIXED ASSETS

                                                      PLANT,
                           FREEHOLD     LEASEHOLD    MACHINERY      FIXTURES,
                           LAND AND      LAND AND    AND MOTOR      EQUIPMENT
                           BUILDINGS    BUILDINGS    VEHICLES      & FITTINGS        TOTAL
                         -------------  ---------- -------------  -------------  --------------
                                          (IN THOUSANDS OF BRITISH POUNDS)
COST
At July 1, 1993......... (Pounds)4,522  (Pounds)34 (Pounds)5,175  (Pounds)3,142  (Pounds)12,873
Additions...............           --          --            298            476             774
Disposals...............           --          --             (5)          (116)           (121)
Exchange differences....            (2)        --             (2)             1              (3)
                         -------------  ---------- -------------  -------------  --------------
At June 30, 1994........         4,520          34         5,466          3,503          13,523
                         -------------  ---------- -------------  -------------  --------------
DEPRECIATION
At July 1, 1993.........           427          12         3,815          2,374           6,628
Charge for the year.....           106           2           320            163             591
Disposals...............            (1)        --             (5)           (94)           (100)
Exchange differences....           --          --             (1)             1             --
                         -------------  ---------- -------------  -------------  --------------
At June 30, 1994........           532          14         4,129          2,444           7,119
                         -------------  ---------- -------------  -------------  --------------
NET BOOK VALUE
At June 30, 1994........ (Pounds)3,988  (Pounds)20 (Pounds)1,337  (Pounds)1,059   (Pounds)6,404
                         =============  ========== =============  =============  ==============

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

12. TANGIBLE FIXED ASSETS - CONTINUED

                                                              PLANT,
                            FREEHOLD         LEASEHOLD       MACHINERY        FIXTURES,
                            LAND AND         LAND AND        AND MOTOR        EQUIPMENT
                            BUILDINGS        BUILDINGS       VEHICLES        & FITTINGS          TOTAL
                         ---------------  --------------- ---------------  ---------------  ----------------
                                                 (IN THOUSANDS OF BRITISH POUNDS)
COST
At July 1, 1994......... (Pounds)  4,520  (Pounds)     34 (Pounds)  5,466  (Pounds)  3,503  (Pounds)  13,523
Additions...............             --               139           2,006              398             2,543
Disposals...............             --               --             (460)            (415)             (875)
Exchange differences....             (14)             --               (2)              18                 2
                         ---------------  --------------- ---------------  ---------------  ----------------
At June 30, 1995........           4,506              173           7,010            3,504            15,193
                         ---------------  --------------- ---------------  ---------------  ----------------
DEPRECIATION
At July 1, 1994.........             532               14           4,129            2,444             7,119
Charge for the year.....             102                2             489              217               810
Disposals...............             --               --             (430)            (273)             (703)
Exchange differences....              (4)             --               (3)               5                (2)
                         ---------------  --------------- ---------------  ---------------  ----------------
At June 30, 1995........             630               16           4,185            2,393             7,224
                         ---------------  --------------- ---------------  ---------------  ----------------
NET BOOK VALUE
At June 30, 1995........ (Pounds)  3,876  (Pounds)    157 (Pounds)  2,825  (Pounds)  1,111  (Pounds)   7,969
                         ===============  =============== ===============  ===============  ================
COST
At July 1, 1995......... (Pounds)  4,506  (Pounds)    173 (Pounds)  7,010  (Pounds)  3,504  (Pounds)  15,193
Additions...............           2,534              --            1,763              552             4,849
Disposals...............            (107)             --              (15)            (109)             (231)
Exchange differences....              (3)             --               (4)              (5)              (12)
                         ---------------  --------------- ---------------  ---------------  ----------------
At June 30, 1996........           6,930              173           8,754            3,942            19,799
                         ---------------  --------------- ---------------  ---------------  ----------------
DEPRECIATION
At July 1, 1995.........             630               16           4,185            2,393             7,224
Charge for the year.....              96               54             862              259             1,271
Disposals...............             (66)             --               (6)            (109)             (181)
Exchange differences....              (2)             --               (4)              (5)              (11)
                         ---------------  --------------- ---------------  ---------------  ----------------
At June 30, 1996........             658               70           5,037            2,538             8,303
                         ---------------  --------------- ---------------  ---------------  ----------------
NET BOOK VALUE
At June 30, 1996........ (Pounds)  6,272  (Pounds)    103 (Pounds)  3,717  (Pounds)  1,404  (Pounds)  11,496
                         ===============  =============== ===============  ===============  ================

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

  The net book value of the freehold land and buildings on the historical cost basis as at June 30, 1996 was (Pounds)3,970,000 (1995: (Pounds)1,543,000).
Included in the total net book value of tangible fixed assets at June 30, 1996 was (Pounds)688,000 (1995: (Pounds)372,000) in respect of assets held under hire purchase agreements.

13. INVENTORIES

                                                          AS OF JUNE 30
                                                 -------------------------------
                                                      1996            1995
                                                 --------------- ---------------
                                                        (IN THOUSANDS OF
                                                         BRITISH POUNDS)
      Raw materials and parts................... (Pounds) 10,627 (Pounds)  6,077
      Work in progress..........................           5,552           5,377
      Finished goods............................           1,259           1,287
                                                 --------------- ---------------
                                                 (Pounds) 17,438 (Pounds) 12,741
                                                 =============== ===============

  The difference between the purchase price or production cost of inventories and their replacement price is not material.

14. ACCOUNTS RECEIVABLE

                                                         AS OF JUNE 30
                                                -------------------------------
                                                     1996            1995
                                                --------------- ---------------
                                                       (IN THOUSANDS OF
                                                        BRITISH POUNDS)
      Trade debtors............................ (Pounds) 17,406 (Pounds) 13,416
      Other debtors............................           1,492           2,172
      Prepayments and accrued income...........           1,024             328
      Amounts owed by companies under common
       control.................................              80             118
                                                --------------- ---------------
                                                (Pounds) 20,002 (Pounds) 16,034
                                                =============== ===============

15. OTHER CURRENT LIABILITIES

                                                        AS OF JUNE 30
                                               -------------------------------
                                                    1996            1995
                                               --------------- ---------------
                                                      (IN THOUSANDS OF
                                                       BRITISH POUNDS)
      Obligations under hire purchase con-
       tracts (see note 17)................... (Pounds)    242 (Pounds)    180
      Warranty provisions.....................           1,107             702
      Payments received on account............           2,779           1,886
      Other creditors.........................              46              36
      Other tax and social security...........             640           1,324
      Amount owed to companies under common
       control................................              80             105
      Current installment due on medium-term
       loan...................................             400             400
                                               --------------- ---------------
                                               (Pounds)  5,294 (Pounds)  4,633
                                               =============== ===============

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

16. NONCURRENT LIABILITIES

                                                            AS OF JUNE 30
                                                      -------------------------
                                                         1996         1995
                                                      ----------- -------------
                                                          (IN THOUSANDS OF
                                                           BRITISH POUNDS)
      US Mortgage Loan............................... (Pounds) 38 (Pounds)   37
      Hire purchase installments due within five
       years.........................................         287            66
      Long term element of DTI grant receivable......          20            30
                                                      ----------- -------------
                                                              345           133
      UK medium-term bank loan.......................         400           800
      UK corporation tax.............................         203           406
                                                      ----------- -------------
                                                      (Pounds)948 (Pounds)1,339
                                                      =========== =============

  The UK bank loan is for a period of five years from May 20, 1993 and is repayable by equal semi-annual installments of (Pounds)200,000 from that date. The loan carries a fixed interest rate of 10.0025% per annum and is secured by a debenture over the assets of Trikon Equipments Limited, Trikon Technologies Limited and their subsidiaries.

  The mortgage loan in the United States is to be repaid in installments ending in 1998. Interest on the loan is charged at 9.75% per annum.

17. OBLIGATIONS UNDER HIRE PURCHASE CONTRACTS

  The maturity of these amounts is as follows:

                                                             AS OF JUNE 30
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
                                                           (IN THOUSANDS OF
                                                            BRITISH POUNDS)
      Amounts payable:
        Within one year................................ (Pounds)244 (Pounds)195
        In two to five years...........................         287          71
                                                        ----------- -----------
                                                                531         266
      Less: finance charges allocated to future peri-
       ods.............................................           2          20
                                                        ----------- -----------
                                                        (Pounds)529 (Pounds)246
                                                        =========== ===========

  Obligations under hire purchase contracts are analyzed as follows:

                                                              AS OF JUNE 30
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
                                                            (IN THOUSANDS OF
                                                             BRITISH POUNDS)
      Current obligations............................... (Pounds)242 (Pounds)180
      Noncurrent obligations............................         287          66
                                                         ----------- -----------
                                                         (Pounds)529 (Pounds)246
                                                         =========== ===========

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

18. DEFERRED TAXATION

                                                     YEAR ENDED JUNE 30
                                             -----------------------------------
                                                1996        1995        1994
                                             ----------- ----------- -----------
                                              (IN THOUSANDS OF BRITISH POUNDS)
      At July 1............................. (Pounds)291 (Pounds)211 (Pounds) 59
      Charge for the year...................          76          80         152
                                             ----------- ----------- -----------
      At June 30............................ (Pounds)367 (Pounds)291 (Pounds)211
                                             =========== =========== ===========

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

  Deferred taxation provided in the accounts and the amounts not provided are as follows:

                                                       NOT PROVIDED AS OF JUNE
                               PROVIDED AS OF JUNE 30            30
                               ----------------------- -----------------------
                                  1996        1995        1996        1995
                               ----------- ----------- ----------- -----------
                                              (IN THOUSANDS OF
                                               BRITISH POUNDS)
      Capital allowances in
       advance of deprecia-
       tion................... (Pounds)367 (Pounds)291 (Pounds)--  (Pounds)--
      Other timing differ-
       ences..................         --          --          246         246
                               ----------- ----------- ----------- -----------
                               (Pounds)367 (Pounds)291 (Pounds)246 (Pounds)246
                               =========== =========== =========== ===========

19. SHARE CAPITAL

                                                                      TRIKON TECHNOLOGIES
                                    TRIKON EQUIPMENTS LIMITED               LIMITED
                                ---------------------------------- --------------------------
                                   "A"    "B" NON-
                                 VOTING    VOTING
                                ORDINARY  ORDINARY                  ORDINARY
                                SHARES OF SHARES OF                 SHARES OF
                                (Pounds)1 (Pounds)1                 (Pounds)1
                                  EACH      EACH        TOTAL         EACH        COMBINED
                                --------- --------- -------------- ----------- --------------
                                                     (IN BRITISH POUNDS)
      Authorized at July 1,
       1994, June 30, 1995 and
       1996...................      82      9,918   (Pounds)10,000 (Pounds)575 (Pounds)10,575
                                   ===      =====   ============== =========== ==============
      Issued and fully paid at
       July 1, 1994, June 30,
       1995 and 1996..........      82      9,918   (Pounds)10,000 (Pounds)575 (Pounds)10,575
                                   ===      =====   ============== =========== ==============

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

20. REVALUATION RESERVE

                                                    AS OF JUNE 30
                                      -----------------------------------------
                                          1996          1995          1994
                                      ------------- ------------- -------------
                                          (IN THOUSANDS OF BRITISH POUNDS)
      At July 1...................... (Pounds)2,333 (Pounds)2,384 (Pounds)2,435
      Less amortization of revalua-
       tion surplus..................            51            51            51
                                      ------------- ------------- -------------
                                              2,282         2,333         2,384
      Exchange difference arising on
       consolidation.................            26            46            37
                                      ------------- ------------- -------------
      At June 30..................... (Pounds)2,308 (Pounds)2,379 (Pounds)2,421
                                      ============= ============= =============

  The revaluation reserve arises on the valuation of freehold properties owned by a subsidiary company as valued by Chestertons on 6 June 1991. The valuation was carried out in accordance with the Statement of Asset Valuation Practice ("SAVP") notes issued by the Royal Institute of Chartered Surveyors and in particular, SAVP note 2:1.

21. RECONCILIATION OF OPERATING PROFIT TO NET CASH INFLOW/(OUTFLOW) FROM OPERATING ACTIVITIES

                                              YEAR ENDED JUNE 30
                                 ----------------------------------------------
                                      1996            1995            1994
                                 --------------  --------------  --------------
                                               (IN THOUSANDS OF
                                               BRITISH POUNDS)
      Operating profit.........  (Pounds)10,637  (Pounds) 4,446  (Pounds) 1,818
      Depreciation.............           1,280             806             597
      Loss/(Profit) on sale of
       tangible fixed assets...              25             (12)            (11)
      Currency exchange differ-
       ences...................             (87)             37              21
      Increase in inventories..          (4,697)         (2,638)         (5,387)
      Increase in accounts re-
       ceivable................          (3,968)         (8,622)         (1,967)
      Increase in current lia-
       bilities................           1,728           2,647           2,217
                                 --------------  --------------  --------------
      At June 30...............  (Pounds) 4,918  (Pounds)(3,336) (Pounds)(2,712)
                                 ==============  ==============  ==============

22. SALE OF SUBSIDIARY UNDERTAKING

                                                  YEAR ENDED JUNE 30
                                         --------------------------------------
                                            1996         1995          1994
                                         ----------- -------------  -----------
                                           (IN THOUSANDS OF BRITISH POUNDS)
      Net book value of assets sold..... (Pounds)--  (Pounds)  151  (Pounds)--
      Tangible fixed assets.............         --          1,440          --
      Non-cash equivalent working capi-
       tal..............................         --           (679)         --
                                         ----------- -------------  -----------
      Cash and cash equivalents.........         --            912          --
      Profit on disposal................         --          5,040          --
                                         ----------- -------------  -----------
      Cash consideration (net of ex-
       penses).......................... (Pounds)--  (Pounds)5,952  (Pounds)--
                                         =========== =============  ===========

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

  The net inflow of cash and cash equivalents in respect of the sale of the subsidiary undertaking is as follows:

                                                   YEAR ENDED JUNE 30
                                          -------------------------------------
                                             1996         1995         1994
                                          ----------- ------------- -----------
                                            (IN THOUSANDS OF BRITISH POUNDS)
      Cash consideration (net of ex-
       penses)........................... (Pounds)--  (Pounds)5,952 (Pounds)--
      Cash balance of subsidiary under-
       taking............................         --            679         --
                                          ----------- ------------- -----------
                                          (Pounds)--  (Pounds)6,631 (Pounds)--
                                          =========== ============= ===========

23. ANALYSIS OF CHANGES IN CASH AND CASH EQUIVALENTS DURING THE YEAR

                                             YEAR ENDED JUNE 30
                                ----------------------------------------------
                                     1996            1995            1994
                                --------------  --------------  --------------
                                      (IN THOUSANDS OF BRITISH POUNDS)
      Balance at July 1........ (Pounds)(1,023) (Pounds)(1,151) (Pounds) 3,244
      Net cash flow in the
       year....................         (5,007)            128          (4,395)
                                --------------  --------------  --------------
      Balance at June 30....... (Pounds)(6,030) (Pounds)(1,023) (Pounds)(1,151)
                                ==============  ==============  ==============

24. ANALYSIS OF THE BALANCES OF CASH AND CASH EQUIVALENTS AS SHOWN IN THE BALANCE SHEET

                                       AS OF JUNE 30
                               ------------------------------
                                    1996            1995       CHANGE IN YEAR
                               --------------  --------------  --------------
                                             (IN THOUSANDS OF
                                             BRITISH POUNDS)
      Cash at bank and in
       hand................... (Pounds) 2,076  (Pounds) 1,568  (Pounds)   508
      Bank overdrafts.........         (8,106)         (2,591)         (5,515)
                               --------------  --------------  --------------
                               (Pounds)(6,030) (Pounds)(1,023) (Pounds)(5,007)
                               ==============  ==============  ==============

                                       AS OF JUNE 30
                               ------------------------------    CHANGE IN
                                    1995            1994           YEAR
                               --------------  --------------  -------------
                                            (IN THOUSANDS OF
                                             BRITISH POUNDS)
      Cash at bank and in
       hand................... (Pounds) 1,568  (Pounds)   465  (Pounds)1,103
      Bank overdrafts.........         (2,591)         (1,616)          (975)
                               --------------  --------------  -------------
                               (Pounds)(1,023) (Pounds)(1,151) (Pounds)  128
                               ==============  ==============  =============


                                        AS OF JUNE 30
                                 -----------------------------
                                      1994           1993       CHANGE IN YEAR
                                 --------------  -------------  --------------
                                              (IN THOUSANDS OF
                                               BRITISH POUNDS)
      Cash at bank and in hand.  (Pounds)   465  (Pounds)3,436  (Pounds)(2,971)
      Bank overdrafts..........          (1,616)          (192)         (1,424)
                                 --------------  -------------  --------------
                                 (Pounds)(1,151) (Pounds)3,244  (Pounds)(4,395)
                                 ==============  =============  ==============

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

25. ANALYSIS OF CHANGES IN LOAN FINANCING DURING THE YEAR

                                               YEAR ENDED JUNE 30
                                    -------------------------------------------
                                        1996           1995           1994
                                    -------------  -------------  -------------
                                                (IN THOUSANDS OF
                                                 BRITISH POUNDS)
      Total financing at July 1.... (Pounds)1,200  (Pounds)1,600  (Pounds)2,000
      Loan repayments..............          (400)          (400)          (400)
                                    -------------  -------------  -------------
      Total financing at June 30... (Pounds)  800  (Pounds)1,200  (Pounds)1,600
                                    =============  =============  =============

26. PENSIONS

  Trikon Equipments Limited, Trikon Technologies Limited and their subsidiaries operate a pension scheme known as "The Electrotech Limited Retirements Benefits Scheme" which undertakes to provide retirement benefits to participating employees based upon their final pensionable salary. The assets of the scheme are administered by the Trustees and are separate from those of the companies.

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

27. LEASING COMMITMENTS

  Trikon Equipments Limited and Trikon Technologies Limited had annual commitments under noncancelable operating leases as detailed below:

                                                           AS OF JUNE 30
                               ----------------------------------------------------------------------
                                        1996                    1995                    1994
                               ----------------------- ----------------------- ----------------------
                                 LAND &                  LAND &                  LAND &
                                BUILDINGS     OTHER     BUILDINGS     OTHER     BUILDINGS    OTHER
                               ----------- ----------- ----------- ----------- ----------- ----------
                                                  (IN THOUSANDS OF BRITISH POUNDS)
      Leases which expire:
        In 1 year............. (Pounds) 42 (Pounds) 57 (Pounds)--  (Pounds) 40 (Pounds)--  (Pounds) 8
        In 2 to 5 years.......          35         180         --           88         --          67
        In more than five
         years................         617         --          637         --          167        --
                               ----------- ----------- ----------- ----------- ----------- ----------
                               (Pounds)694 (Pounds)237 (Pounds)637 (Pounds)128 (Pounds)167 (Pounds)75
                               =========== =========== =========== =========== =========== ==========

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

28. RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS' FUNDS

                                                 AS OF JUNE 30
                                  ---------------------------------------------
                                       1996            1995           1994
                                  --------------  -------------- --------------
                                                (IN THOUSANDS OF
                                                BRITISH POUNDS)
      Profit for the financial
       year...................... (Pounds) 6,307  (Pounds) 5,518 (Pounds)   989
      Shareholders' funds at be-
       ginning of year...........         20,401          14,844         13,836
      Exchange difference on
       opening balance...........            (87)             39             19
                                  --------------  -------------- --------------
      Shareholders' funds at end
       of year................... (Pounds)26,621  (Pounds)20,401 (Pounds)14,844
                                  ==============  ============== ==============

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

 Deferred Taxation

  Provision is made for deferred taxation using the liability method on all material timing differences to the extent that it is probable that the liabilities will crystallize in the foreseeable future. Under US GAAP, as set out in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," deferred taxation is generally provided on a full liability basis on all temporary differences.

 Pensions

  Under UK GAAP the cost of providing pensions is accounted for over the working lives of the employees in the scheme. Under US GAAP, FAS 87 requires that a specific actuarial approach is applied for measuring the pension cost, the objective of which is to recognize in each accounting period the cost of providing the pension benefits earned by employees in that period.

  The following is a summary of the effect of the above differences on profit for the financial year (net income) and equity shareholders' funds:

                                                YEAR ENDED JUNE 30
                                      -----------------------------------------
                                          1996           1995          1994
                                      -------------  -------------  -----------
                                         (IN THOUSANDS OF BRITISH POUNDS)
      NET INCOME
      Profit for the financial year.  (Pounds)6,307  (Pounds)5,518  (Pounds)989
      Adjustments
        Depreciation adjustment as a
         result of revaluation......             51             51           51
        Pensions (net of tax ef-
         fect)......................           (189)          (155)         (67)
                                      -------------  -------------  -----------
      Net income as adjusted to ac-
       cord with US GAAP............  (Pounds)6,169  (Pounds)5,414  (Pounds)973
                                      =============  =============  ===========

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

 Environmental Cleanup

  An environmental survey is in the process of being completed in respect of all currently owned properties and previously and currently leased properties. For US GAAP purposes, an accrual of (Pounds)281,000 has been recorded as an adjustment in shareholders' equity, as reported.

                                                        AS OF JUNE 30
                                                ------------------------------
                                                     1996            1995
                                                --------------  --------------
                                                  (IN THOUSANDS OF BRITISH
                                                           POUNDS)
      SHAREHOLDERS' EQUITY
      Shareholders' equity as reported......... (Pounds)26,621  (Pounds)20,401
      Adjustments
        Revaluation............................         (2,542)         (2,542)
        Depreciation adjustment as a result of
         revaluation...........................            250             199
        Deferred taxation......................           (246)           (246)
        Pensions (net of tax effect)...........         (1,287)         (1,287)
        Environmental reserve..................           (281)           (281)
                                                --------------  --------------
      Shareholders' equity as adjusted to ac-
       cord with US GAAP....................... (Pounds)22,515  (Pounds)16,244
                                                ==============  ==============

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

  The categories of cash flow activity under US GAAP can be summarized as follows:

                                            YEAR ENDED JUNE 30
                               ----------------------------------------------
                                    1996            1995            1994
                               --------------  --------------  --------------
                                     (IN THOUSANDS OF BRITISH POUNDS)
      Cash inflows/(outflows)
       from operating activi-
       ties................... (Pounds)     4  (Pounds)(3,604) (Pounds)(3,250)
      Cash (outflows)/inflows
       on investing activi-
       ties...................         (4,823)          4,132            (745)
      Cash outflows from fi-
       nancing investing ac-
       tivities...............           (188)           (400)           (400)
                               --------------  --------------  --------------
      (Decrease)/increase in
       cash and cash equiva-
       lents..................         (5,007)            128          (4,395)
      Cash and cash equiva-
       lents at July 1........         (1,023)         (1,151)          3,244
                               --------------  --------------  --------------
      Cash and cash equiva-
       lents at June 30....... (Pounds)(6,030) (Pounds)(1,023) (Pounds)(1,151)
                               ==============  ==============  ==============

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

               UNAUDITED CONDENSED COMBINED STATEMENTS OF INCOME


                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30
                                                --------------------------------
                                                     1996             1995
                                                ---------------  ---------------
                                                   (IN THOUSANDS OF BRITISH
                                                            POUNDS)
Sales:
Continuing operations.........................  (Pounds) 10,197  (Pounds)  7,761
Cost of sales.................................            5,218            3,760
                                                ---------------  ---------------
Gross profit..................................            4,979            4,001
Research and development costs................            1,702            1,239
Administrative expenses.......................            2,321            1,861
                                                ---------------  ---------------
Operating profit..............................              956              901
                                                ---------------  ---------------
Interest receivable...........................               78               76
Interest payable..............................              289              222
                                                ---------------  ---------------
Profit on ordinary activities before taxation.              745              755
Tax on profit on ordinary activities..........              332              344
                                                ---------------  ---------------
Profit for the financial quarter..............              413              411
Retained profit brought forward...............           24,302           18,011
Exchange difference on opening balance........              (21)              86
Amortization of revaluation surplus...........               13               13
                                                ---------------  ---------------
Retained profit at the end of the financial
 quarter......................................  (Pounds) 24,707  (Pounds) 18,521
                                                ===============  ===============

  A summary of the significant adjustments to profit for the financial quarter (net income) which would be required if US generally accepted accounting principles had been applied instead of UK generally accepted accounting principles is set forth in the Notes to the Unaudited Condensed Combined Financial Statements.

  The Notes to the Unaudited Condensed Combined Financial Statements form part of these Unaudited Condensed Combined Financial Statements.

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

                  UNAUDITED CONDENSED COMBINED BALANCE SHEETS


                                                        AS OF SEPTEMBER 30
                                                   -----------------------------
                                                        1996           1995
                                                   -------------- --------------
                                                     (IN THOUSANDS OF BRITISH
                                                              POUNDS)
ASSETS
Fixed assets:
  Intangible assets............................... (Pounds)    16 (Pounds)    25
  Tangible assets.................................         12,494          8,957
                                                   -------------- --------------
                                                           12,510          8,982
Current assets:
  Inventories.....................................         16,705         14,529
  Accounts receivable.............................         13,736         12,315
  Other debtors and prepayments...................          2,795          2,794
  Cash............................................          1,681          3,262
                                                   -------------- --------------
Total assets...................................... (Pounds)47,427 (Pounds)41,882
                                                   ============== ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank loans and overdrafts.......................          6,825          5,418
  Trade accounts payable..........................          4,144          4,326
  Corporate tax...................................          3,566          4,060
  Accruals and deferred income....................          1,489          1,229
  Other current liabilities.......................          3,046          4,192
                                                   -------------- --------------
                                                           19,070         19,225
                                                   -------------- --------------
Noncurrent liabilities:
  Long-term borrowings............................            400            800
  Corporate tax...................................            203            574
  Other noncurrent liabilities....................            374            140
                                                   -------------- --------------
                                                              977          1,514
                                                   -------------- --------------
Provision for liabilities:
  Deferred taxation...............................            367            291
                                                   -------------- --------------
Total liabilities.................................         20,414         21,030
                                                   -------------- --------------
Shareholders' equity:
  Share capitals..................................             11             11
  Revaluation reserves............................          2,295          2,320
  Profit and loss account.........................         24,707         18,521
                                                   -------------- --------------
Total liabilities and shareholders' equity........ (Pounds)47,427 (Pounds)41,882
                                                   ============== ==============

  A summary of the significant adjustments to shareholders' equity which would be required if US generally accepted accounting principles had been applied instead of UK generally accepted accounting principles is set forth in the Notes to the Unaudited Condensed Combined Financial Statements.

  The Notes to the Unaudited Condensed Combined Financial Statements form part of these Unaudited Condensed Combined Financial Statements.

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

               UNAUDITED CONDENSED COMBINED CASH FLOW STATEMENTS


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30
                                                  -----------------------------
                                                      1996            1995
                                                  -------------  --------------
                                                    (IN THOUSANDS OF BRITISH
                                                            POUNDS)
Net cash inflow from operating activities.......  (Pounds)2,350  (Pounds)   147
                                                  -------------  --------------
Returns on investments and servicing of finance:
  Interest received.............................             78              76
  Interest paid.................................           (289)           (222)
                                                  -------------  --------------
Net cash outflow from returns on investments and
 servicing of finance...........................           (211)           (146)
                                                  -------------  --------------
Taxation:
  UK corporate tax (paid)/recovered.............           (119)             74
                                                  -------------  --------------
Tax (paid)/recovered............................           (119)             74
                                                  -------------  --------------
Investing activities:
  Payments to acquire tangible fixed assets.....         (1,122)         (1,195)
                                                  -------------  --------------
Net cash outflow from investing activities......         (1,122)         (1,195)
                                                  -------------  --------------
Net cash inflow/(outflow) before financing......            898          (1,120)
Financing:
  Capital elements of finance lease payments....            (12)            (13)
                                                  -------------  --------------
Net cash outflow from financing.................            (12)            (13)
                                                  -------------  --------------
Increase/(decrease) in cash and cash equiva-
 lents..........................................  (Pounds)  886  (Pounds)(1,133)
                                                  =============  ==============

  A summary of the cash flow statement under US generally accepted accounting principles is set forth in the Notes to the Unaudited Condensed Combined Financial Statements.

  The Notes to the Unaudited Condensed Combined Financial Statements form part of these Unaudited Condensed Combined Financial Statements.

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

          NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
                            AS AT 30 SEPTEMBER 1996

  Basis of Preparation and Accounting Policies

  These condensed financial statements are unaudited; however, in the opinion of the directors, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been made. Operating results for the three month period ended 30 September 1996 are not necessarily indicative of future results. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended 30 June 1996 included in this Form 10-K.

 Differences Between Accounting Principles Generally Accepted in the United Kingdom and the United States

  The combined financial statements are prepared under accounting principles generally accepted in the United Kingdom ("UK GAAP") which differ in certain respects from United States generally accepted principles ("US GAAP"). Differences estimated to have a significant effect on combined net income and shareholders equity due set out below.

 Revaluation of Land and Buildings

  Certain land and buildings were revaluated in 1991 on the basis of their value to the business and they are included in these combined financial statements at that valuation less subsequent depreciation. Under US GAAP, such revaluations would not be reflected in the financial statements. Land and buildings would be included at historical cost under US GAAP with depreciation computed on such cost.

 Deferred Taxation

  Provision is made for deferred taxation using liability method on all material timing differences to the extent that it is probable that the liabilities will crystallise in the foreseeable future. Under US GAAP, as set out in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", deferred taxation is generally provided on a full liability basis on all temporary differences.

 Pensions

  Under UK GAAP the cost of providing pensions is accounted for over the working lives of the employees in the scheme. Under US GAAP, FAS 87 requires that a specific actuarial approach is applied for measuring the pension cost, the objective of which is to recognise in each accounting period the cost of providing the pension benefits earned by employees in that period.

  The following is a summary of the effect of the above differences on profit for the financial year (net income) and equity shareholders' funds:

                                                              QUARTER ENDED
                                                              SEPTEMBER 30
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
                                                            (IN THOUSANDS OF
                                                             BRITISH POUNDS)
Net income:
Profit for the financial quarter as reported............ (Pounds)413 (Pounds)411
Adjustments.............................................         --          --
Depreciation adjustments as a result of revaluation.....          13          13
                                                         ----------- -----------
Net income as adjusted to accord with US GAAP........... (Pounds)426 (Pounds)424
                                                         =========== ===========

           TRIKON EQUIPMENTS LIMITED AND TRIKON TECHNOLOGIES LIMITED

                            AS AT 30 SEPTEMBER 1996

                                                                    AS AT
                                                              SEPTEMBER 30, 1996
                                                              ------------------
                                                               (IN THOUSANDS OF
                                                               BRITISH POUNDS)
Shareholders' equity:
Shareholders' equity as reported.............................   (Pounds)27,013
Revaluation..................................................           (2,542)
Depreciation adjustment as a result of revaluation...........              247
Deferred taxation............................................             (246)
Pensions.....................................................             (625)
                                                                --------------
Shareholders' equity as adjusted to accord with US GAAP......   (Pounds)23,847
                                                                ==============

  The categories of cash flow activity under US GAAP can be summarised as follows:

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30
                                                     ------------------
                                                     1996            1995
                                                --------------  --------------
                                                  (IN THOUSANDS OF BRITISH
                                                           POUNDS)
Cash inflows from operating activities......... (Pounds) 2,020  (Pounds)    75
Cash outflows from investing activities........         (1,122)         (1,195)
Cash outflows from financing activities........            (12)            (13)
                                                --------------  --------------
Increase/(decrease) in cash and cash equiva-
 lents.........................................            886          (1,133)
Cash and cash equivalents at 1 July............         (5,630)           (623)
                                                --------------  --------------
Cash and cash equivalents at 30 September...... (Pounds)(4,744) (Pounds)(1,756)
                                                ==============  ==============

                           TRIKON TECHNOLOGIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                           ADDITIONS          DEDUCTIONS
                                     ---------------------- --------------
                                                                AMOUNT
                          BALANCE AT CHARGED TO  CHARGED TO   CHARGED TO    BALANCE AT
                          BEGINNING  COSTS AND     OTHER    RESERVE NET OF    END OF
DESCRIPTION               OF PERIOD   EXPENSES    ACCOUNTS  REINSTATEMENT     PERIOD
-----------               ---------- ----------  ---------- --------------  ----------
YEAR ENDED DECEMBER 31,
 1997
Reserves and allowances
 deducted from asset ac-
 counts:
  Allowance for doubtful
   items................  $4,732,000 $1,773,000    $  --      $3,848,000    $2,657,000
YEAR ENDED DECEMBER 31,
 1996
Reserves and allowances
 deducted from asset ac-
 counts:
  Allowance for doubtful
   items................  $      --  $3,402,000    $  --      $1,330,000(1) $4,732,000
YEAR ENDED DECEMBER 31,
 1995
Reserves and allowances
 deducted from asset ac-
 counts:
  Allowance for doubtful
   items................  $   33,522 $  (33,522)   $  --      $      --     $      --

--------
(1) Represents valuation allowance recorded against receivables acquired in November 16, 1997 acquisition of Trikon Limited.