Form 10-Q
period 1998-03-31
TRIKON TECHNOLOGIES INC
filed 1998-05-15
CIK 868326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                   FORM 10-Q

[Mark one]

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                              OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



         For the transition period from _______________ to ______________

Commission File Number:  0-26482


                           TRIKON TECHNOLOGIES, INC.
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 California                             95-4054321
---------------------------------------    ------------------------------------
    (State or other jurisdiction           (IRS Employer Identification number)
  of incorporation  or organization)


             Ringland Way, Newport, Gwent NP6 2TA, United Kingdom
             ----------------------------------------------------
              (Address of principle executive offices)(Zip Code)

                                441 633 414 000
                                ---------------
             (Registrant's telephone number, including area code)

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

  Yes    X                No


As of May 12, 1998, the total number of outstanding shares of the Registrant's common stock was 15,147,115.

                           Trikon Technologies, Inc.

                                     INDEX
                                                                           PAGE
                                                                         NUMBER


PART I.  FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets                            3
           at March 31, 1998 (unaudited) and December 31, 1997

           Unaudited Condensed Consolidated Statements of Operations        4
           for the Three Months ended March 31, 1998, and 1997

           Unaudited Condensed Consolidated Statements of Cash Flows        5
           for the Three Months ended March 31, 1998, and 1997

           Notes to Unaudited Condensed Consolidated Financial              6
           Statements

   Item 2. Management's Discussion and Analysis of Financial               12
           Condition and Results of Operations

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                               19

   Item 6. Exhibits and Reports on Form 8-K                                19

SIGNATURE PAGE                                                             21

EXHIBITS                                                                   22

                                                    Trikon Technologies, Inc.
                                                 PART 1 -- FINANCIAL INFORMAITON
                                       ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          (In thousands)
                                                                                           MARCH 31,                 DECEMBER 31,
                                                                                              1998                     1997 (1)
                                                                                   -----------------------        -----------------
                                                                                          (Unaudited)
Assets
Current assets:
 Cash and cash equivalents..................................................            $  17,204                      $   9,260
 Accounts receivable, net of reserves.......................................               10,278                         18,842
 Inventories, net of reserves...............................................               23,732                         23,870
 Other current assets.......................................................                1,987                          1,622
                                                                                   --------------        -----------------------
   Total current assets.....................................................               53,201                         53,594

Property, equipment and leasehold improvements,
 net of accumulated depreciation and amortization...........................               21,926                         22,140
Demonstration systems, net of accumulated depreciation......................                1,227                          1,227
Bond financing costs, net of accumulated amortization.......................                2,127                          2,313
Other assets................................................................                  400                            416
                                                                                   --------------        -----------------------
   Total assets.............................................................            $  78,881                      $  79,690
                                                                                   ==============        =======================

Liabilities and shareholders' equity
Current liabilities:
 Convertible unsecured notes................................................            $  86,250                      $  86,250
 Accounts payable and accrued expenses......................................                5,799                          9,765
 Sales returns payable......................................................               11,468                         11,468
 Restructuring costs........................................................                1,561                          3,952
 Other current liabilities..................................................                8,415                          7,953
                                                                                   --------------        -----------------------
   Total current liabilities................................................              113,493                        119,388

Other non-current liabilities...............................................                5,744                          5,245

Shareholders' equity (deficiency):
 Preferred Stock:
   Authorized shares--20,000,000,
    3,125,000 designated as Series G Preferred Stock--$6.75 per share liquidation preference
   Series G Preferred Stock issued and outstanding--
    2,962,032 at March 31, 1998 and December 31, 1997.......................               19,349                         19,349
 Common Stock, no par value:
   Authorized shares--50,000,000
   Issued and outstanding--15,147,000 at March 31, 1998 and  December 31,
    1997....................................................................              137,767                        137,767

 Cumulative translation adjustment..........................................                 (163)                          (745)
 Accumulated deficit........................................................             (197,309)                      (201,314)
                                                                                   --------------        -----------------------
     Total shareholders' equity (deficiency)................................              (40,356)                       (44,943)
                                                                                   --------------        -----------------------
     Total liabilities and shareholders' equity (deficiency)................            $  78,881                      $  79,690
                                                                                   ==============        =======================

 (1) The Balance Sheet at December 31, 1997, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.


          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (In thousands, except share and per share data)


                                                                              THREE MONTHS ENDED
                                                                  -------------------------------------------
                                                                       MARCH 31,                 MARCH 31,
                                                                          1998                     1997
                                                                  -----------------        ------------------
Revenues:
 Product revenues..........................................             $     7,203               $    11,952
 License revenues..........................................                  10,000                         -
                                                                  -----------------        ------------------
                                                                             17,203                    11,952
Costs and expenses:
 Cost of goods sold........................................                   4,635                     9,849
 Research and development..................................                   2,036                     4,904
 Selling, general and administrative.......................                   4,802                     7,035
 Amortization of intangibles...............................                       1                       904
                                                                  -----------------        ------------------
                                                                             11,474                    22,692

Income (loss) from operations..............................                   5,729                   (10,740)

Interest (expense), net....................................                  (1,941)                   (2,344)
                                                                  -----------------        ------------------
Income (loss) before income tax benefit....................                   3,788                   (13,084)

Income tax benefit.........................................                 (   217)                  ( 1,465)
                                                                  -----------------        ------------------

Net income (loss)..........................................             $     4,005               $   (11,619)
                                                                  =================        ==================

Basic earnings (loss) per share:...........................                   $0.26                    $(0.81)
                                                                  =================        ==================
Diluted earnings  (loss) per share:........................                   $0.22                    $(0.81)
                                                                  =================        ==================

Average common shares  basic...............................              15,147,000                14,322,327

Average common shares  diluted.............................              18,109,000                14,322,327

            See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                                                    THREE MONTHS ENDED
                                                                                    -----------------------------------------------

                                                                                           MARCH 31,                   MARCH 31,
                                                                                              1998                       1997
                                                                                    ---------------------         -----------------
OPERATING ACTIVITIES
Net income (loss)...........................................................               $ 4,005                      $(11,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
 Depreciation and amortization of property, equipment, leasehold
  improvements and demonstration systems....................................                   873                         1,633
 Amortization of intangible assets..........................................                     1                           904
 Amortization of financing costs............................................                   185                           404
 Deferred income taxes......................................................                     -                        (1,067)
 Changes in operating assets and liabilities:
   Accounts receivable......................................................                 8,564                         3,919
   Inventories..............................................................                   138                         3,466
   Demonstration systems....................................................                     -                           488
   Other current assets.....................................................                  (365)                        2,320
   Accounts payable, accrued expenses and other current liabilities.........                (5,895)                      (12,475)
   Other liabilities........................................................                   372                            38
      Other.................................................................                   582                         ( 181)
                                                                                    ---------------------         -----------------
Net cash generated (used) in operating activities...........................                 8,460                       (12,170)

INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements.................                  (449)                       (1,343)
Proceeds from sales of short-term investments...............................                     -                         2,132
Purchases of short-term investments.........................................                     -                        (2,234)
Acquisition costs...........................................................                     -                        (1,042)
Other assets................................................................                     -                          (437)
                                                                                    ---------------------         -----------------
Net cash used in investing activities.......................................                  (449)                       (2,924)

FINANCING ACTIVITIES
Net borrowings (repayments) under bank credit line..........................                     -                         2,332
Proceeds from sale of common stock and warrants.............................                     -                            45
Payments on capital lease obligations.......................................                  ( 67)                         (141)
                                                                                    ---------------------         -----------------
Net cash provided by (used in) financing activities.........................                   (67)                        2,236
                                                                                    ---------------------         -----------------
Net increase (decrease) in cash and cash equivalents........................                 7,944                       (12,858)

Cash and cash equivalents at beginning of period............................                 9,260                        20,188
                                                                                    ---------------------         -----------------
Cash and cash equivalents at end of period..................................               $17,204                      $  7,330
                                                                                    =====================         =================

           See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1998

NOTE A  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During 1997, following significant losses from operations, negative cash flows from operating activities, and violations of debt covenants, the Company's working capital facility was terminated (Note
G). The Company does not currently have a credit facility with any lenders. Management's plans with respect to these conditions include the sale of licenses, as discussed in Note I, restructuring of its operations, obtaining a new working capital facility and the Exchange Offer discussed in Note J. Management believes that the successful implementation of these actions and the cash flow from future operations will be sufficient to fund the Company's operations. However any increase in costs or decrease or elimination of anticipated sources of revenues or the inability of the Company to successfully implement management's plans would raise significant doubt as to the Company's ability to fund its operations in the ordinary course.

At March 31, 1998, based on the current financial position of the Company, it was probable that a "Designated Event" under the terms of the Convertible Notes (as defined in Note G below) could occur, causing the Convertible Notes to be callable. Accordingly, the Convertible Notes have been classified as a current liability in the accompanying financial statements. On May 14, 1998, the Company consummated an exchange offer for $82,103,000 principal amount of the Convertible Notes (See Note J below).

NOTE B  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                        March 31,  December 31,
                                          1998         1997
                                        ---------  ------------
Components                                $ 7,239       $ 7,864
Work in process                            14,318        13,680
Finished  goods                             2,175         2,326
                                        ---------  ------------
                                          $23,732       $23,870
                                        =========  ============

NOTE C  DEMONSTRATION SYSTEMS

Demonstration systems represent completed systems at certain strategic customer sites. The Company provides these demonstration systems at no charge for a specified evaluation period. All operating costs incurred during the evaluation period are paid by the customer. At the conclusion of the

                           Trikon Technologies, Inc.

                                MARCH 31, 1998

agreed upon evaluation period, provided that the equipment performs to specifications, management expects that the customer will purchase the system, though they are not obligated to do so. If the system is returned, it is refurbished for resale or used for research and development. Demonstration systems are stated at the lower of cost or estimated net realizable value and are depreciated on a straight line method over four years, if they are not sold after one year.

NOTE D  PMT CVD PARTNERS, L.P. AGREEMENT

In the first quarter of fiscal 1997, the Company determined that certain characteristics of the CVD technology of Trikon Limited, known as "Flowfill", were superior to the high density plasma CVD processes then being pursued by a limited partnership sponsored by the Company (the "Limited Partnership") pursuant to a R&D Agreement (the "R&D Agreement") entered into as of March 29, 1996 between the Limited Partnership and the Company (under which the Company performed all research and development work for the Limited Partnership). The Company decided to discontinue further research and development work under the R&D Agreement and instead focus its consolidated efforts, on its own behalf and not on behalf of the Limited Partnership, upon the Flowfill(R) CVD technology used in the equipment developed and manufactured by Trikon Technologies Limited and Trikon Equipments Limited (collectively "Trikon Limited"). Accordingly, a settlement of any and all rights and claims by the limited partners of the Limited Partnership was made on June 30, 1997 ("CVD Purchase Agreement") to terminate the R&D Agreement and all related agreements, and purchase all of the outstanding interests in the Limited Partnership for 679,680 shares of the Company's Common Stock (the "CVD Partnership Shares"). The assets acquired included approximately $2.2 million of cash and approximately $3.0 million of in-process research and development which was recorded as a one-time charge as purchased in-process technology expense in the quarter ended June 30, 1997. In connection with the purchase of all of the outstanding interests in the Limited Partnership, the Company agreed to cause a registration statement covering the CVD Partnership Shares filed under the Securities Act of 1933, as amended (the "Securities Act"), to become effective on or prior to September 1, 1997. In the event that the Company did not cause a registration statement to become effective on or prior to September 1, 1997, the Company originally agreed to pay the holders of the CVD Partnership Shares liquidated damages comprising a one-time fee of $75,000 and an amount equal to $2,500 per day for each day after September 1, 1997, and prior to the effective date of the registration statement. The Company and the holders of the CVD Partnership Shares amended the CVD Purchase Agreement on December 12, 1997, to provide for (i) the immediate payment of liquidated damages accrued through November 1, 1997, of $225,000, (ii) no further incurrence of liquidated damages should the registration statement be effective by March 15, 1998, (iii) in the event that Trikon did not cause the registration statement to become effective by March 15, 1998, resumption of liquidated damages accruing at a rate of $2,500 for each day thereafter until the Registration Statement becomes effective, and
(iv) should the registration statement not be effective by April 1, 1998, Trikon will become obligated to the holders of CVD Partnership Shares for the liquidated damages for the period between November 1, 1997, and March 15, 1998, $335,000. As of March 31, 1998, the Company had not caused a registration statement to become effective.

NOTE E  INCOME TAXES

The tax benefit in the first fiscal quarter of 1998 represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and no tax liability on domestic profits because they are fully absorbed by tax losses brought forward. In the first fiscal quarter of 1997, the tax benefit represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and no tax liability on domestic losses. For these reasons the effective tax rates differ from the statutory federal tax rate. The Company's ability to use its domestic and foreign net operating losses and credit carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions.

Upon closing of the Exchange Offer (defined in Note J), a change of ownership will have occurred under section 382 of the Internal Revenue Code, which will substantially limit the availability of the Company's net operating loss carryforward. Due to the limitation, a substantial amount of net operating loss carryforward may expire unused.

                           Trikon Technologies, Inc.

                                MARCH 31, 1998

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


NOTE F  NET INCOME (LOSS) PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which changes the method previously used to compute earnings per share and requires restating all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options are excluded. Diluted earnings per share for the quarter ended March 31, 1998 excludes the effects of all outstanding stock options because the exercise price of such stock options exceeded the market price of the underlying stock and assumes the Series G Preferred Stock was converted into 2,962,032 shares of Common Stock as of January 1, 1998 under the if-converted method. Diluted earnings per share for the quarter ended March
31, 1997 excludes the effects of all options and convertible preferred stock because such securities were antidilutive for the period. Basic and diluted earnings (loss) per share under Statement 128 for the three months ending March 31, 1997 was the same as previously reported as primary loss per share.


NOTE G  LINE OF CREDIT AND LONG-TERM DEBT

During the period from November 14, 1996 to November 12, 1997, the Company had a senior secured credit facility with certain domestic and U.K. lenders (the "Working Capital Facility") that permitted the Company and its subsidiaries to borrow an aggregate of up to $35.0 million, subject to borrowing base limitations, based upon eligible accounts receivable. The Company was out of compliance with certain financial ratios and covenants established under the Working Capital Facility at December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997.

On November 12, 1997, in connection with the sale of licenses to Applied Materials, Inc., the Company entered into a pay-off agreement with its domestic and U.K. lenders relating to the Working Capital Facility (the "Pay-off Agreement"). Under the Pay-off Agreement, among other things, the Company made payments in the aggregate of approximately $12.5 million (which included all outstanding principal and interest due at November 12, 1997) to its lenders under the Working Capital Facility, the lenders under the Working Capital Facility released all of their liens on the assets of the Company and the Working Capital Facility was terminated. In addition, in order to collateralize certain obligations of Trikon Limited relating to bankers' guarantees and a credit facility with the Company's U.K. lender, the Company provided cash collateral of approximately $1.4 million to the U.K. lender. As of March 31, 1998, the cash collateral provided was $1.1 million.

In connection with the acquisition of Trikon Limited, the Company issued $86,250,000 principal amount of Convertible Subordinated Notes (the "Convertible Notes"). The Convertible Notes bear interest at 7-1/8% which is payable in semi-annual installments beginning on April 15, 1997. Since January 1997, the Convertible Notes have borne an additional 0.5% interest per annum due to the Company's noncompliance with certain registration rights of the Convertible Notes.

                           Trikon Technologies, Inc.

                                MARCH 31, 1998

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

On May 14, 1998, the Company accepted for exchange $82.1 million principal amount of Convertible Notes duly tendered in the Exchange Offer described in Note J below.

As outlined in the offering document disseminated in connection with the Exchange Offer, the Company did not pay interest of $3.3 million accrued to and due on April 15, 1998. Interest was paid to the holders of the Convertible Notes which did not accept the Exchange Offer on May 15, 1998. In accordance with the terms of the Exchange Offer, any accrued and unpaid interest on Convertible Notes accepted in the Exchange Offer will not be paid and will be included in the calculation of the profit or loss arising on the exchange of the Convertible Notes.

The Company's United Kingdom subsidiary has a term-loan from Lloyd's Bank PLC which is secured by property in Bristol, United Kingdom. Interest is payable monthly for borrowings at a fixed rate of 10.0025% per annum. At December 31, 1997, the amount outstanding was $0.3 million which is repayable on May 23, 1998. This agreement places no restrictions on the Company and does not require the Company to comply with financial ratios or covenants.


NOTE H  PREFERRED STOCK

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

                           Trikon Technologies, Inc.

                                MARCH 31, 1998

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

On May 14,1998, the Company accepted for conversion 2,873,143 shares of G Preferred Stock, or approximately 97% of the outstanding shares, duly tendered in the Exchange Offer. In accordance with the terms of the Certificate of Determination of the Company that sets forth the rights, preferences and privileges of the Series G Preferred Stock, the conversion of more than two-thirds of the outstanding shares of Series G Preferred Stock has caused the automatic conversion of all the outstanding shares of Series G Preferred Stock.

NOTE I  LICENSE AGREEMENTS

On November 12, 1997, the Company granted non-exclusive, worldwide, paid-up licenses of its MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials. Under the terms of the license agreements and related technology transfer agreements, Applied Materials paid the Company $29.5 million, $26.5 million of which was paid in 1997 and an additional $3 million of which was paid in the first quarter of 1998 upon completion of the technology transfer. Under one of the license agreements, Applied Materials also purchased four MORI(TM) sources for $0.5 million prior to December 31, 1997.

On March 18, 1998, the Company granted a nonexclusive, worldwide license of its MORI(TM) source technology to Lam Research. Under the terms of the license agreement, Lam Research will pay up to $20.0 million, $9.0 million of which was paid in the first quarter of 1998, $1.0 million of which is due in the second quarter of 1998 and $10.0 million of which consists of contingent payments and royalties. License revenue of $10 million has been recognized in the consolidated income statement for the three months ended March 31, 1998. The license agreements with Applied Materials and Lam Research do not preclude Trikon from utilizing, or licensing to other third parties, the licensed technology.


NOTE J  EXCHANGE OFFER

On April 14, 1998, the Company commenced an exchange offer (the "Exchange Offer") for all of the outstanding Convertible Notes, Series G Preferred Stock and Warrants and filed a Schedule 13E-4 with the Securities and Exchange Commission. The Exchange Offer expired at 5:00, New York City time, on May 14, 1998, and immediately thereafter, the Company accepted for exchange or conversion all validly tendered Convertible Notes, Series G Preferred Stock and Warrants. $82,103,000 principal amount of Convertible Notes (approximately 95% of the aggregate principal amount outstanding), 2,873,143 shares of Series G Preferred Stock (approximately 97% of the total shares outstanding) and 866,388 Warrants (approximately 97% of the Warrants outstanding) had been validly tendered for exchange. Because more than two-thirds of the outstanding shares of Series G Preferred Stock tendered, in accordance with the terms of the Certificate of Determination of the Company establishing the rights, preferences and privileges of the Series G Preferred Stock, all other outstanding shares of Series G Preferred Stock automatically converted into shares of Common Stock. The $82,103,000 principal amount of Convertible Notes tendered will be exchanged for approximately 22.6 million new shares of Common Stock, approximately 2.85 million new shares of Series H Preferred Stock, $10 stated amount per share, and approximately 29,000 new shares of Series I Junior Participating Preferred Stock. The shares of Series G Preferred Stock and warrants will be exchanged for approximately 7.2 million new shares of Common Stock and approximately 8,000 new shares of Series I Junior Participating Preferred Stock. The Series H Preferred Stock will be redeemable at the option of the Company for cash on June 30, 2001, at a redemption price equal to the stated amount and the holders of the Series H Preferred Stock shall be entitled to receive dividends at an annual rate of 8-1/8% of the stated amount payable annually, at the option of the Company, in cash or additional shares of preferred stock or any combination thereof. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved. The Company intends to call a special meeting of shareholders to approve an amendment (the "Charter Amendment") to the Articles of Incorporation of the Company to provide for an increase in the number of authorized shares of Common Stock. Upon approval of the Charter Amendment, each share of Series I Preferred Stock will automatically convert into 1,000 shares of Common Stock. In connection with the consummation of the Exchange Offer, the Company has agreed to issue 5.0 million shares of

                           Trikon Technologies, Inc.

                                MARCH 31, 1998

restricted Common Stock and 6,476 shares of restricted Series I Preferred Stock to the Company's Chairman of the Board. On conversion of the Series I Preferred Stock into Common Stock the issue will represent approximately 11,500,000 shares or 12% of outstanding Common Stock (after giving effect to the Exchange Offer).

As outlined in the offering documents disseminated in connection with the Exchange Offer, the Company did not pay interest of $3.3 million accrued to and due on April 15, 1998. Interest was paid to the holders of Convertible Notes which did not accept the Exchange Offer on May 15, 1998. In accordance with the terms of the Exchange Offer, any accrued and unpaid interest on Convertible Notes accepted in the Exchange Offer will not be paid and will be included in the calculation of the profit or loss arising on the exchange of the Convertible Notes.

The Exchange Offer will be accounted for under SFAS No. 15, "Troubled Debt Restructuring."


NOTE K - RESTRUCTURING

At December 31, 1997 the Company recorded a liability for certain restructuring costs related to the closure of its Chatsworth operations. For the quarter ended March 31, 1998, the restructuring liability has been reduced by actual payments as anticipated by the Company.

As a result of the Company's decision to substantially exit the MORI(TM) Etch business, the Company anticipates certain MORI(TM) Etch related product returns. Although the Company is not required to accept all such returns, the Company believes it may be necessary to maintain certain customer relationships. Accordingly, the sales return reserve recorded as of December 31, 1998 is management's estimate of the liability for MORI(TM) Etch products that may be returned due to the Company's decision to substantially exit the MORI(TM) Etch business. There have been no payments made for sales returns in the quarter ended March 31, 1998. During the quarter ended March 31, 1998 a legal claim was filed against the Company relating to a dispute over a product return. Management believes the claim is without merit and does not believe the claim will have a material effect on the Company's financial position or results of its operations.

In the ordinary course of business and in connection with the Company's restructuring, the Company is involved in various types of claims and legal proceedings which will result in litigation or other legal proceedings. The Company does not anticipate that any of the proceedings will have a material adverse effect on the Company's financial position, cash flow or results of operations.

                           Trikon Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 with respect to the financial condition, results of operations and business of the Company. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including, without limitation, the availability of financial resources adequate for the Company's short-, medium- and long-term needs, the Company's ability to successfully implement its strategy of reorganizing its product lines and overall business, varying customer demand for the Company's new products and system products, potential material adverse effects on such demand resulting from the Company's licensing of its MORI(TM) source and Forcefill(R) physical vapor deposition ("PVD") technologies to Applied Materials, and Lam Research, supply and manufacturing constraints and costs, dependence on outside suppliers, the various effects on revenue, margins, inventories and operating expenses of reorganizing in the Company's product lines and overall business, the Company's ability to build and maintain adequate staff infrastructure in the area of PVD and chemical vapor deposition ("CVD") design, product engineering and development, sales and marketing, and administrations, customer warranty claims, slowing growth in the demand for semiconductors, challenges from the Company's competition, general economic conditions, including the economic downturn in Asia, potential delisting from the Nasdaq National Market if the Company cannot meet the listing requirements, year 2000 problems, and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively. The Company cautions that the foregoing list of important factors is not exclusive. In addition, such list of important factors speaks only as of the date hereof and the Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.


OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry.

On November 15, 1996, the Company acquired (the "Acquisition") Electrotech Limited and Electrotech Equipments Limited, privately-owned United Kingdom companies founded in 1968, for an aggregate consideration of $75.0 million in cash and 5.6 million shares of Common Stock, with an estimated fair market value of $70.7 million, based on the closing sale price of a share of Common Stock on the Nasdaq National Market on the last day prior to the public announcement of the parties' agreement to the terms of the Acquisition. During the second quarter of 1997, Electrotech Limited and Electrotech Equipments Limited changed their names to Trikon Limited and Trikon Equipments Limited (collectively "Trikon Limited"). Trikon Limited develops, manufactures, markets and services semiconductor fabrication equipment with products and technologies for CVD, PVD and etch applications. The Acquisition expanded the Company's product lines and its sales and service organization which has enabled the Company to have a greater presence throughout the United States, Europe and Asia.

In the second half of 1997, in response to continuing losses, violations of debt covenants and the limited availability of financing, the Company began a restructuring effort that included exploring various strategic alternatives as to the future of the business. In October 1997, the Company announced a 20% reduction in its workforce. In November 1997, the Company sold worldwide, non-exclusive, paid up licenses of its MORI/TM/ source and Forcefill(R) PVD technologies to Applied Materials for $29.5 million. With the sale of the MORI/TM/ source license, the Company began executing a plan to close its Etch Division

                           Trikon Technologies, Inc.

located in Chatsworth, California, resulting in the termination of an additional 13% of its work force. In connection with the closure of the Chatsworth Etch operations and the sale of the licenses, the Company incurred during the fourth quarter of 1997, non-cash related charges of approximately $32.5 million for the write-off of certain accounts receivable, inventories and long-lived assets which due to the sale of the licenses and the decision to close the Etch Division had become impaired. In addition, due to the continuing losses, reduced sales and changes in the Company's business, since the acquisition of Trikon Limited, the Company wrote off, during the fourth quarter of 1997, approximately $32.3 million of intangible assets established in the allocation of the purchase price of Trikon Limited. The Company incurred certain cash related charges of approximately $18.3 million associated with the termination of employees of the Etch Division and of the Company's worldwide operations, closing of the Chatsworth Etch operations and anticipated product returns. During the first fiscal quarter of 1998 the Company settled approximately $2.4 million of the accrued restructuring costs and management considers the remaining provision of $13.0 million adequate to meet the Company's remaining restructuring needs and cover the cost of potential sales returns. The Company anticipates approximately $8.9 million of the remaining liability at March 31, 1998 will be paid in 1998 and $4.1 million in 1999, however, actual payments could vary significantly depending on the Company's cash flows and continuing negotiations with its customers. As a result of the closure of the Chatsworth Etch operations, operating costs for the first quarter of 1998 are significantly reduced by comparison with the first quarter of 1997. Costs of $97.6 million relating to the restructuring of the Company were charged in the consolidated Statement of Operations for the year ended December 31, 1997.

As a result of the restructuring, the remaining business consists of the worldwide operations of Trikon Limited, the Company acquired by Trikon on November 15, 1996, with headquarters located in the United Kingdom.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                           Trikon Technologies, Inc.

                                                                       Three months ended
                                                           ---------------------------------------------
                                                               March 31,                  March 31,
                                                                  1998                       1997
                                                           ------------------         ------------------
Product revenues...................................                     41.9%                     100.0%
License revenues...................................                     58.1                        0.0
                                                           ------------------         ------------------

Total revenues.....................................                    100.0                      100.0
Cost of goods sold.................................                     27.0                       82.4
                                                           ------------------         ------------------
     Gross margin..................................                     73.0                       17.6

Operating expenses:
     Research and development......................                     11.8                       41.0
     Selling, general and administrative...........                     27.9                       58.9
     Amortization of intangibles...................                      0.0                        7.6
                                                           ------------------         ------------------
     Total operating expenses......................                     39.7                      107.5
                                                           ------------------         ------------------
Income (loss) from operations......................                     33.3                     ( 89.9)
Interest expense, net..............................                    (11.3)                     (19.6)
                                                           ------------------         ------------------
Income (loss) before income tax benefit............                     22.0                     (109.5)
Income tax benefit.................................                    ( 1.3)                   (  12.3)
                                                           ------------------         ------------------
Net income (loss)..................................                     23.3%                     (97.2)%
                                                           ==================         ==================

PRODUCT REVENUES. Product revenues for the first quarter of fiscal 1998 decreased 40% to $7.2 million compared to $12.0 million for the first quarter of fiscal 1997. These decreases were attributable primarily to reduced shipments of systems and to a change in the mix of product sales. During the first quarter of fiscal 1998, the Company shipped one Sigma, one Delta and one PINNACLE system as compared to two Sigma ForceFill(TM) and two Omega(TM) etch systems during the first quarter of fiscal 1997.

Sales outside of the United States accounted for approximately 21% of total revenues in the first quarter of 1998 and 32% of total revenues in the first quarter of 1997. Excluding the license revenues, sales outside the United States accounted for 51% and 32% of product revenues for the first quarters of 1998 and 1997, respectively. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States will also fluctuate significantly from quarter to quarter.

LICENSE REVENUES. License revenues in the quarter ended March 31, 1998, comprise the sale of a non-exclusive worldwide license of MORI(TM) source technology to Lam Research Corporation (see Note J to Notes to Condensed Consolidated Financial Statements).

GROSS MARGIN ON PRODUCT REVENUES. The Company's gross margin on product revenues for the first quarter of fiscal 1998 was 36% as compared to 18% for the first quarter of fiscal 1997. The relatively low gross margin in 1997 resulted from the write-up of Trikon Limited inventory shipped in the first quarter of 1997 on hand as of November 15, 1996, to the fair market value of such inventory

                           Trikon Technologies, Inc.

resulting from the allocation of the purchase price of Trikon Limited as required under Accounting Principles Board Opinion No. 16 ("APB No. 16"). Gross margins have been negatively impacted due to issues related to weakened product demand such as unabsorbed manufacturing overhead associated with reduced units sold and will continue to be adversely affected in the remainder of 1998.


RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first quarter of fiscal 1998 were $2.0 million, or 12% of total revenues, compared to $4.9 million, or 41% of total revenues, for the first quarter of fiscal 1997. Included in research and development expenses during the first quarter of fiscal 1997 is $2.5 million related to the Chatsworth Etch division. The major focus of the Company's research and development efforts during the quarter ended March 31, 1998, was on the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 1998 were $4.8 million, or 28% of total revenues, compared to $7.0 million, or 59% of total revenues, in the first quarter of fiscal 1997. The dollar decreases were primarily due to the reduced overhead resulting from the closure of the Chatsworth Etch operations.

INCOME (LOSS) FROM OPERATIONS. The Company realized a $5.7 million profit from operations, or 33% of total revenues, in the first quarter of fiscal 1998, as compared with a $10.7 million loss from operations, or 90% of total revenues, in the first quarter of fiscal 1997. The profit from operations in the first quarter of fiscal 1998 was due primarily to license revenues earned. The Company anticipates that operating results will continue to be unfavorably impacted by weak product demand during the remainder of fiscal 1998.

INTEREST EXPENSE, NET. Interest expense, net decreased to $1.9 million in the first quarter of fiscal 1998 from $2.3 million in the first quarter of fiscal 1997. The interest expense in the first quarter of 1998 is primarily due to the accrual of interest payable to the holders of the $86.3 million of convertible debt. The reduction in interest expense between the first quarter of 1997 and the first quarter of 1998 arises from the repayment and non-utilization of the Working Capital Facility since November 1997. Interest expense at March 31, 1998 and 1997 is net of interest income of $0.1 million and $0.7 million, respectively.

INCOME TAXES. The Company recorded a $0.2 million tax benefit in the first quarter of fiscal 1998 compared to a $1.5 million tax benefit in the first quarter of fiscal 1997. The tax benefit in the first quarter of 1998 represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and no tax liability on domestic profits which are fully absorbed by tax losses brought forward. In the first fiscal quarter of 1997, the tax benefit represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and no tax liability on domestic losses.

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

                           Trikon Technologies, Inc.

operate, and such operations generally are taxed at rates similar to or higher than tax rates in the United States. The payment of dividends or distributions by the subsidiaries to the United States would be subject to withholding taxes in the country of domicile and may be mitigated under the terms of relevant double tax treaties.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $17.2 million in cash and cash equivalents, compared to $9.3 million at December 31, 1997. The increase in cash and cash equivalents principally arose from cash generated from operating activities of $8.5 million offset by cash used in investing activities of $0.4 million.

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

On November 12, 1997, the Company granted nonexclusive, worldwide, paid-up licenses of its MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials. Under the terms of the license agreements and related technology transfer agreements, Applied Materials paid the Company $29.5 million, $26.5 million of which was paid in 1997 and an additional $3 million of which was paid in the first quarter of 1998 upon completion of the technology transfer. Under one of the license agreements, Applied Materials also purchased four MORI(TM) sources for $0.5 million prior to December 31, 1997. The license agreements with Applied Materials and Lam Research do not preclude Trikon from utilizing, or licensing to other third parties, the licensed technology.

During the period from November 14, 1996 to November 12, 1997, the Company had a senior secured credit facility with certain domestic and U.K. lenders (the "Working Capital Facility") that permitted the Company and its subsidiaries to borrow an aggregate of up to $35.0 million, subject to borrowing base limitations, based upon eligible accounts receivable. The Company was out of compliance with certain financial ratios and covenants established under the Working Capital Facility at December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997.

On November 12, 1997, in connection with the sale of licenses to Applied Materials, the Company entered into a pay-off agreement (the "Pay-off" Agreement) with its domestic and U.K. lenders relating to the Working Capital Facility. Under the terms of the Pay-off Agreement, the Company made payments in the aggregate of approximately $12.5 million (including all outstanding principal and interest due at November 12, 1997) to its lenders under the Working Capital Facility, the lenders under the Working Capital Facility released all of their liens on the assets of the Company and the Working Capital Facility and all of the Company's obligations under the Working Capital Agreement were terminated. In order to collateralize certain obligations of Trikon Limited relating to bankers guarantees and a credit facility with the Company's U.K. lender, the Company provided cash collateral of approximately $1.4 million to the U.K. lender. As of March 31, 1998, the cash collateral provided was $1.1 million.

The $29.5 million in proceeds from the sale of the license agreements to Applied Materials was used to pay off the $12.5 million balance on the Working Capital Facility and $3.1 million in interest due on the Convertible Notes. The Company is using the remainder to fund the closure of the Chatsworth, California, Etch operations, including the employee termination cost and debt service requirements.

Trikon Limited has a term-loan from Lloyd's Bank Plc which is secured by property in Bristol, United Kingdom. Interest is payable monthly for borrowings at a fixed rate of 10.0025% per annum. At

                           Trikon Technologies, Inc.

March 31, 1998, the amount outstanding was $0.3 million which is repayable on May 23, 1998. This loan places no restrictions on the Company and does not require the Company to comply with any covenants.

In connection with the Acquisition of Trikon Limited, the Company issued $86,250,000 of 7-1/8% Convertible Subordinated Notes due 2001 (the "Convertible Notes"). The Convertible Notes contain certain provisions which provide that the occurrence of an "Event of Default" (as defined therein) could cause the Convertible Notes to become due and payable immediately. Such an Event of Default would occur if, among other things, the Company were to default on the Working Capital Facility or any other secured indebtedness (as defined therein) caused by the failure to pay principal and interest payments when due or resulting in the acceleration of such indebtedness prior to its express maturity in excess of $10.0 million.

On April 14, 1998, the Company commenced an exchange offer (the "Exchange Offer") for all of the outstanding Convertible Notes, Series G Preferred Stock and warrants to purchase its Common Stock issued in connection with the placement of the Series G Preferred Stock (the "Warrants"). The Exchange Offer expired at 5:00, New York City time, on May 14, 1998, and immediately thereafter, the Company accepted for exchange or conversion all validly tendered Convertible Notes, its Series G Preferred Stock and Warrants. $82,103,000 principal amount of Notes (approximately 95% of the aggregate principal amount outstanding), 2,873,143 shares of Series G Preferred Stock (approximately 97% of the total shares outstanding) and 866,388 Warrants (approximately 97% of the Warrants outstanding) had been validly tendered for exchange. $4,147,000 principal amount of Convertible Notes did not except the Exchange Offer and remain outstanding. As outlined in the offering document issued in connection with the Exchange Offer, the Company did not pay interest of $3.3 million accrued to and due on April 15, 1998. Interest was paid to the holders of the Convertible Notes which did not accept the Exchange Offer on May 15, 1998. In accordance with the terms of the Exchange Offer, any accrued and unpaid interest on Convertible Notes accepted in the Exchange Offer will not be paid and will be included in the calculation of the profit or loss arising on the exchange of the Convertible Notes.

As previously disclosed, in early 1997 the Company determined that certain characteristics of the chemical vapor deposition ("CVD") technology of Trikon Limited known as "Flowfill" are superior to the high density plasma CVD processes which were being pursued by PMT CVD Partners, L.P. (the "Limited Partnership"), a limited partnership sponsored by the Company for MORI(TM) CVD development pursuant to an R&D agreement (the "R&D Agreement") entered into as of March 29, 1997 between the Limited Partnership and the Company (under which the Company agreed to perform all research and development work for the Limited Partnership). Accordingly, during the first quarter of 1997, the Company decided to discontinue further research and development work under the R&D Agreement and instead focus its consolidated efforts, on its own behalf and not on behalf of the Limited Partnership, upon the FlowFill(R) CVD technology used in the Trikon Limited equipment. Certain of the limited partners of the Limited Partnership asserted that this decision was inconsistent with the R&D Agreement and representations made by the Company in connection with the Limited Partnership and that, accordingly, a settlement of any and all claims that the limited partners of the Limited Partnership might have in connection with such discontinuation was appropriate.

Effective June 30, 1997, the Company acquired all of the outstanding limited partnership interests of the Limited Partnership and all of the shares of the Limited Partnership's corporate general partner, in exchange for the Company's issuance of an aggregate of 679,680 shares of Common Stock of the Company (the "CVD Partnership Shares") pro rata to the limited partners of the Limited Partnership (excluding the Company) (the "CVD Purchase Agreement"). Pursuant to this transaction, all CVD technology which had been developed by the Limited Partnership prior to such discontinuation, together with approximately $2.2 million of unspent funds of the Limited Partnership, are now owned solely by the Company, and any and all claims that the limited partners of the Limited Partnership may have had in connection with the termination of the research and development project thereunder or otherwise relating to the Limited Partnership have been resolved. In connection with the purchase of all of the outstanding interests in the Limited Partnership and its corporate general partner, the Company agreed to cause a registration statement covering the CVD Partnership Shares under the Securities Act of 1933, as amended (the "Securities Act"), to become effective on or prior to September 1, 1997. In the event that the Company did not cause a registration statement to become effective on or prior to September 1, 1997, the Company originally agreed to pay the holders of the CVD Partnership Shares liquidated damages comprising a one-time fee of $75,000 and an amount equal to $2,500 per day for each day after September 1, 1997, and prior to the effective date of the registration statement. The Company and the holders of the CVD Partnership Shares amended the CVD Purchase Agreement on December 12, 1997, to provide for (i) the immediate payment of liquidated damages accrued through November 1, 1997, of $225,000, (ii) no further incurrence of liquidated damages should the registration statement be effective by March 15, 1998, (iii) in the event that Trikon does not cause the registration statement to become effective by March 15, 1998, resumption of liquidated damages accruing at a rate of $2,500 for each day

                           Trikon Technologies, Inc.

thereafter until the Registration Statement becomes effective, and (iv) should the registration statement not be effective by April 1, 1998, Trikon will become obligated to the holders of CVD Partnership Shares for the liquidated damages for the period between November 1, 1997, and March 15, 1998, $335,000. As of March 31, 1998, the Company had not caused a registration statement to become effective.

The Company anticipates that it will spend between $2.0 and $3.0 million for capital expenditures for the months remaining in fiscal 1998. This is expected to include investments in demonstration and test equipment, information systems, leasehold improvements and other capital items that should enable the Company to expand its ability to support and develop new products and services. In addition, the Company expects to increase its investment in inventory of evaluation systems at customer sites.

During 1997, following significant losses from operations, negative cash flows from operating activities, and violations of debt covenants, the Company's working capital facility was terminated (Note G). The Company does not currently have a credit facility with any lenders. Management's plan with respect to these conditions includes the sale of licenses, restructuring of its operations, obtaining a new working capital facility and the exchange offer discussed in Note J to the Notes to the Condensed Consolidated Financial Statements. Management believes that the successful implementation of these actions and the cash flow from future operations will be sufficient to fund the Company's operations. However, any increase in costs or decrease or elimination of anticipated sources of revenues or the inability of the Company to successfully implement management's plans would raise significant doubt as to the Company's ability to fund its operations in the ordinary course.

                           Trikon Technologies, Inc.

                              PART II  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Dallas Semiconductor Corporation ("Dallas Semiconductor") filed on April 9, 1998 an action against the Company in state court in Dallas County, Texas. The complaint alleges breach of warranty, fraud, negligent misrepresentation, and breach of contract regarding the purchase of two PMT Pinnacle Polysilicon Etch Systems from the Company. Dallas Semiconductor seeks damages of $8.0 million and exemplary damages of $16.0 million. The lawsuit was removed on May 7, 1998 to federal court in the Northern District Court of Texas. The Company will file a motion to dismiss the claims in federal court on May 27, 1998. The Company believes that the claims are without merit and intends to vigorously defend them.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

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

                                                       TRIKON TECHNOLOGIES, INC.


Date  May 15, 1998                                     /s/  Christopher D. Dobson
                                             ----------------------------------------------
                                                         Christopher D. Dobson

                                                Chief Executive Officer, Chairman of the
                                                           Board and Director

                           Trikon Technologies, Inc.

                                 EXHIBIT INDEX


Exhibit                                                                   Page
Number                     Description                                  Number
------                     -----------                                  ------

   27.1   Financial Statement Data