Form 10-Q
period 1998-06-30
TRIKON TECHNOLOGIES INC
filed 1998-08-14
CIK 868326

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                        Commission file number 0-26482

                           TRIKON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    California                             95-4054321
-------------------------------------------------      -----------------
(State or other jurisdiction of incorporation or      (I.R.S. Employer
 organization)                                       Identification No.)


Ringland Way, Newport, Gwent NP6 2TA, United Kingdom
----------------------------------------------------       ---------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code    441-633-414-000
                                                   -----------------------------
                                Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X    No ___
                            ---

As of August 12, 1998, the total number of outstanding shares of the Registrant's common stock was 93,723,829.

                           TRIKON TECHNOLOGIES, INC.

                                     INDEX

                                                                            PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               Unaudited Condensed Consolidated Balance Sheets
               at June 30, 1998 and December 31, 1997.....................   3

               Unaudited Condensed Consolidated Statements of
               Operations for the Three Months ended June 30, 1998 and
               1997 and for Six Months ended June 30, 1998 and 1997.......   6

               Unaudited Condensed Consolidated Statements of Cash
               Flows for the Six Months ended June 30, 1998 and 1997......   7

               Notes to Unaudited Condensed Consolidated Financial
               Statements.................................................   8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  14

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings..........................................  21

Item 2.        Changes in Securities and Use of Proceeds..................  21

Item 5.        Other Information..........................................  21

Item 6.        Exhibits and Reports on Form 8-K...........................  22

SIGNATURE PAGE............................................................  23

EXHIBITS..................................................................  24

                           TRIKON TECHNOLOGIES, INC.



ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                            June 30,       December 31,
                                                                             1998            1997(1)
                                                                            --------       ------------
                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.....................................           $13,405             $ 9,260
   Accounts receivable, net of reserves..........................             9,460              18,842
   Inventories...................................................            18,961              23,870
   Other current assets..........................................             2,650               1,622
                                                                            -------             -------
   Total current assets..........................................            44,476              53,594

Property, equipment and leasehold improvements, net..............            20,961              22,140
Demonstration systems, net.......................................             3,542               1,227
Bond financing costs, net........................................                97               2,313
Other assets.....................................................               401                 416
                                                                            -------             -------
Total assets.....................................................           $69,477             $79,690
                                                                            =======             =======

      See Notes to Unaudited Condensed Consolidated Financial Statements

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                            June 30,          December 31,
                                                                              1998               1997(1)
                                                                              ----             ---------
                                                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Convertible subordinated notes....................................       $   --              $ 86,250
    Accounts payable and accrued expenses.............................           5,169              9,765
    Sales returns payable.............................................          11,468             11,468
    Restructuring costs...............................................           2,520              3,952
    Other current liabilities.........................................           6,420              7,953
                                                                             ---------          ---------
    Total current liabilities.........................................          25,577            119,388

Convertible subordinated notes........................................           4,147                 --
Other non-current liabilities  .......................................           6,046              5,245
                                                                             ---------          ---------
Total liabilities.....................................................          35,770            124,633

SHAREHOLDERS' EQUITY (DEFICIENCY):
Preferred Stock
    Authorized shares -- 20,000,000
    Series G Preferred Stock, no par value, stated at
         $6.75 per share liquidation preference
    Designated shares - 3,125,000
    Issued and outstanding - 0 at June 30, 1998 and
         2,962,032 at December 31, 1997...............................           --                19,349
    Series H Preferred Stock, no par value, $10 per share
         liquidation preference
    Designated shares - 3,000,000
    Issued and outstanding 2,855,754 at June 30, 1998
         and none at December 31, 1997................................          28,558                 --
    Series I Junior Participating Preferred Stock, no par
         value, $0.001 per share liquidation preference
    Designated Shares - 44,000
    Issued and outstanding - 43,739.109 at June 30, 1998
         and 0 at December 31, 1997...................................          28,868                 --
Common Stock, no par value
    Authorized shares - 50,000,000
    Issued and outstanding - 49,984,726 at June 30,
         1998 and 15,147,115 at December 31, 1997.....................         170,104            137,767
Cumulative translation adjustment.....................................            (272)              (745)
Deferred Compensation.................................................          (7,400)                --
Accumulated deficit...................................................        (186,151)          (201,314)
                                                                             ---------          ---------
Total shareholders' equity (deficit)..................................          33,707            (44,943)
                                                                             ---------          ---------
Total liabilities and shareholders' equity (deficit)..................       $  69,477          $  79,690
                                                                             =========          =========

      See Notes to Unaudited Condensed Consolidated Financial Statements

(1) The Condensed Consolidated Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      See Notes to Unaudited Condensed Consolidated Financial Statements

                           TRIKON TECHNOLOGIES, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended               Six Months Ended
                                               ---------------------------     ---------------------------
                                                  June 30,        June 30,        June 30,        June 30,
                                                    1998            1997            1998            1997
                                               -----------     -----------     -----------     -----------
Revenues:
   Product sales...........................    $     8,292     $    19,111     $    15,495     $    31,063
   License revenues........................             --              --          10,000              --
                                               -----------     -----------     -----------     -----------
                                                     8,292          19,111          25,495          31,063
Costs and expenses:
   Cost of goods sold......................          6,546          12,618          11,181          22,467
   Research and development................          2,337           4,251           4,373           9,154
   Selling, general and administrative.....          5,455           8,345          10,257          15,380
   In-process technology...................             --           2,974              --           2,974
   Restructuring costs.....................          1,843              --           1,843              --
   Amortization of intangibles.............             --             904              --           1,808
                                               -----------     -----------     -----------     -----------
                                                    16,181          29,092          27,654          51,783
                                               -----------     -----------     -----------     -----------
Loss from operations.......................         (7,889)         (9,981)         (2,159)        (20,720)

Other:
   Interest expense, net...................           (948)         (2,421)         (2,889)         (4,766)
                                                -----------     -----------     -----------     -----------
   Loss before income tax
     provision (benefit)...................         (8,837)        (12,402)         (5,048)        (25,486)
   Income tax provision (benefit)..........             --          (1,441)           (217)         (2,906)
                                               -----------     -----------     -----------     -----------
Net loss before extraordinary item.........         (8,837)        (10,961)         (4,831)        (22,580)
Extraordinary item                                  20,293              --          20,293              --
                                               -----------     -----------     -----------     -----------
Net income (loss)                              $    11,456     $   (10,961)    $    15,462     $   (22,580)
                                               ===========     ===========     ===========     ===========
Net income (loss) applicable
   to common shares........................    $    11,158     $   (10,961)    $    15,164     $   (22,580)
                                               ===========     ===========     ===========     ===========
Earnings (loss) per common share data:
  Basic:
   Loss applicable to common shares before
     extraordinary gain....................    $     (0.18)    $     (0.76)    $     (0.15)    $     (1.57)
   Extraordinary gain......................           0.41              --            0.62              --
                                               -----------     -----------     -----------     -----------
   Net income (loss).......................    $      0.23     $     (0.76)    $      0.47     $     (1.57)
                                               ===========     ===========     ===========     ===========
  Diluted:
   Loss applicable to common shares before
    extraordinary gain.....................    $     (0.18)    $     (0.76)    $     (0.16)     $    (1.57)
   Extraordinary gain......................    $      0.40     $        --     $      0.61              --
                                               -----------     -----------     -----------     -----------
   Net income (loss).......................    $      0.22     $     (0.76)    $      0.45      $    (1.57)
                                               ===========     ===========     ===========     ===========
Average common shares used in
  the calculation: - Basic.................         49,794           14,433         32,566          14,378
                   - Diluted...............         51,226           14,433         33,335         14,378

      See Notes to Unaudited Condensed Consolidated Financial Statements

                           TRIKON TECHNOLOGIES, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                    Six months ended
                                                                          ------------------------------------
                                                                             June 30,                June 30,
                                                                               1998                    1997
                                                                          -------------              ---------
OPERATING ACTIVITIES
Net income (loss)...............................................           $ 15,462                 $(22,580)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Extraordinary item..............................................            (20,293)                      --
Depreciation and amortization of plant, equipment, leasehold
 improvements and demonstration systems.........................              1,948                    3,359
Amortization of intangibles.....................................                  7                    1,808
Amortization of financing costs.................................                300                      349
Amortization of deferred compensation...........................                185
In-process technology...........................................                 --                    2,974
Deferred income taxes...........................................                 --                   (3,048)
Changes in operating assets and liabilities:
  Accounts receivable.............................................            9,382                   (2,339)
  Inventories.....................................................            4,909                   11,549
  Demonstration systems...........................................           (2,315)                  (1,629)
  Other current assets............................................           (1,013)                     797
  Accounts payable, other accrued expenses  and other current                (4,224)                 (11,042)
   liabilities....................................................
  Other liabilities...............................................              704                    2,370
  Other...........................................................              473                       --
                                                                           --------                 --------
Net cash generated (used) in operating activities...............              5,525                  (17,432)

INVESTING ACTIVITIES
Purchases of property, equipment and leasehold
    improvements..........................................                     (520)                  (6,175)
Proceeds from sales of short-term investments.............                       --                      824
Purchases of short-term investments.......................                       --                   (2,472)
Other long-term assets....................................                       --                     (867)
                                                                            -------                 --------
Net cash used in investing activities.....................                     (520)                  (8,690)

FINANCING ACTIVITIES
Net borrowings (repayments) under bank credit lines.......                       --                    6,534
Costs relating to Exchange Offer..........................                     (700)                      --
Proceeds from sale of preferred stock.....................                       --                   15,775
Proceeds from sale of common stock and warrants...........                       --                    2,260
Payments on capital lease obligations.....................                     (160)                    (281)
                                                                            -------                 --------
Net cash provided by (used) in financing activities.......                     (860)                  24,288
                                                                            -------                 --------
Net increase (decrease) in cash and cash equivalents......                    4,145                   (1,834)
Cash and cash equivalents at beginning of period..........                    9,260                   20,188
                                                                            -------                 --------
Cash and cash equivalents at end of period................                  $13,405                 $ 18,354
                                                                            =======                 ========

      See Notes to Unaudited Condensed Consolidated Financial Statements

                           TRIKON TECHNOLOGIES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE A:       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During 1997, following significant losses from operations, negative cash flows from operating activities, and violations of debt covenants, the Company's working capital facility was terminated (see Note G). The Company does not currently have a credit facility with any lenders. Management's plans with respect to these conditions include the sale of licenses, as discussed in Note I, restructuring of its operations, obtaining a new working capital facility and the Exchange Offer (as defined below) discussed in Note J. Management believes that the successful implementation of these actions and the cash flow from future operations will be sufficient to fund the Company's operations. However any increase in costs or decrease or elimination of anticipated sources of revenues or the inability of the Company to successfully implement management's plans would raise significant doubt as to the Company's ability to fund its operations in the ordinary course.

NOTE B:       INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                                       June 30,                  December 31,
                                                         1998                        1997
                                                       -------                     -------
Components..........................                   $ 6,665                     $ 7,864
Work in process.....................                    12,296                      13,680
Finished goods......................                        --                       2,326
                                                       -------                     -------
                                                       $18,961                     $23,870
                                                       =======                     =======

NOTE C:       DEMONSTRATION SYSTEMS

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

NOTE D:       PMT CVD PARTNERS, L.P. AGREEMENT

In the first quarter of fiscal 1997, the Company determined that certain characteristics of the CVD technology of Trikon Limited (as defined below) known as "Flowfill," were superior to the high density plasma CVD processes then being pursued by a limited partnership sponsored by the Company (the "Limited Partnership") pursuant to a R&D Agreement (the "R&D Agreement") entered into as of March 29, 1996 between the Limited Partnership and the Company (under which the Company performed all research and development work for the Limited Partnership). The Company decided to discontinue further research and development work under the R&D Agreement and instead focus its consolidated efforts, on its own behalf and not on behalf of the Limited Partnership, upon the Flowfill(R) CVD technology used in the equipment developed and manufactured by Trikon Technologies

                           TRIKON TECHNOLOGIES, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (CONTINUED)


Limited and Trikon Equipments Limited (collectively "Trikon Limited"). Accordingly, a settlement of any and all rights and claims by the limited partners of the Limited Partnership was made on June 30, 1997 ("CVD Purchase Agreement") to terminate the R&D Agreement and all related agreements, and purchase all of the outstanding interests in the Limited Partnership for 679,680 shares of the Company's Common Stock (the "CVD Partnership Shares"). The assets acquired included approximately $2.2 million of cash and approximately $3.0 million of in-process research and development which was recorded as a one-time charge as purchased in-process technology expense in the quarter ended June 30, 1997. In connection with the purchase of all of the outstanding interests in the Limited Partnership, the Company agreed to cause a registration statement covering the CVD Partnership Shares filed under the Securities Act of 1933, as amended (the "Securities Act"), to become effective on or prior to September 1, 1997. In the event that the Company did not cause a registration statement to become effective on or prior to September 1, 1997, the Company originally agreed to pay the holders of the CVD Partnership Shares liquidated damages comprising a one-time fee of $75,000 and an amount equal to $2,500 per day for each day after September 1, 1997, and prior to the effective date of the registration statement. The Company and the holders of the CVD Partnership Shares amended the CVD Purchase Agreement on December 12, 1997, to provide for (i) the immediate payment of liquidated damages accrued through November 1, 1997, of $225,000,
(ii) no further incurrence of liquidated damages should the registration statement be effective by March 15, 1998, (iii) in the event that Trikon did not cause the registration statement to become effective by March 15, 1998, resumption of liquidated damages accruing at a rate of $2,500 for each day thereafter until the Registration Statement becomes effective, and (iv) should the registration statement not be effective by April 1, 1998, Trikon would become obligated to the holders of CVD Partnership Shares for the liquidated damages for the period between November 1, 1997, and March 15, 1998, in the amount of $335,000. As of June 30, 1998, the Company had not caused a registration statement to become effective.

NOTE E:       INCOME TAXES

The tax benefit in the three and six months ended June 30,1998 represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and no tax liability on domestic profits, because they are fully absorbed by tax losses brought forward. In the first and second fiscal quarter of 1997, the tax benefit represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and the reversal of deferred tax credits established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Trikon Limited assets acquired. For these reasons, the effective tax rates differ from the statutory federal tax rate. The Company's ability to use its domestic and foreign net operating losses and credit carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions.

Upon closing of the Exchange Offer (see Note J), a change of ownership occurred under section 382 of the Internal Revenue Code, which will substantially limit the availability of the Company's net operating loss carryforward. Due to the limitation, a substantial amount of net operating loss carryforward may expire unused.

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

NOTE F:       NET INCOME (LOSS) PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which changes the method previously used to compute earnings per share and requires restating all prior periods. Under the new requirements, the dilutive effect of stock options are excluded from the calculation of basic earnings per share and included in the calculation of diluted earnings per share, when dilutive. Diluted earnings per share for the three and six months ended June 30, 1998 exclude the effects of all outstanding stock options because the exercise price of such stock options exceeded the market price of the underlying stock, exclude the restricted shares issued to the Company's Chairman of the Board (see Note J) because under the treasury stock method these shares are anti-dilutive and assume the Series G Preferred Stock was converted into 2,962,032 shares of

                           TRIKON TECHNOLOGIES, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (CONTINUED)

Common Stock as of January 1, 1998 under the if-converted method. Diluted earnings per share for the three and six months ended June 30, 1997 exclude the effects of all options and convertible preferred stock because such securities were anti-dilutive for the periods. Basic and diluted earnings
(loss) per share under SFAS No. 128 for the three and six months ending June 30, 1997 were the same as previously reported as primary loss per share. Net income and the loss before extraordinary item used in computing basic and diluted per share amounts has been adjusted for the accretion of $298,000 of dividends on the Series G Preferred Stock. The weighted average shares outstanding used in the computation of the basic and diluted per share amounts assumes the Series I Preferred Stock had been converted into Common Stock at the date of issuance.

NOTE G:       LINE OF CREDIT AND LONG-TERM DEBT

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

On November 12, 1997, in connection with the sale of licenses to Applied Materials, Inc. ("Applied Materials") the Company entered into a pay-off agreement with its domestic and U.K. lenders relating to the Working Capital Facility (the "Pay-off Agreement). Under the Pay-off Agreement, among other things, the Company made payments in the aggregate of approximately $12.5 million (which included all outstanding principal and interest due at November 12, 1997) to its lenders under the Working Capital Facility, the lenders under the Working Capital Facility released all of their liens on the assets of the Company and the Working Capital Facility was terminated. In addition, in order to collateralize certain obligations of Trikon Limited relating to bankers' guarantees and a credit facility with the Company's U.K. lender, the Company provided cash collateral of approximately $1.4 million to the U.K. lender. As of June 30, 1998, the cash collateral provided was $1.1 million.

In connection with the acquisition of Trikon Limited, the Company issued $86,250,000 principal amount of Convertible Subordinated Notes (the "Convertible Notes"). Interest on the Convertible Notes was 7-1/8%, which was payable in semi-annual installments beginning on April 15, 1997. From January 1997 to May 14, 1998, the Convertible Notes bore an additional 0.5% interest per annum due to the Company's noncompliance with certain registration rights of the holders of the Convertible Notes.

Until May 14,1998, the Convertible Notes contained certain provisions which, upon the occurrence of an "Event of Default" (as defined in the Convertible Notes) could cause the Convertible Notes to become due and payable immediately. Such an Event of Default would occur if, among other things, the Company were to default on the Working Capital Facility or any other secured indebtedness, as defined in the Convertible Notes, caused by the failure to pay principal and interest payments when due or resulting from the acceleration of any such indebtedness prior to its express maturity in excess of $10.0 million.

On May 14, 1998, the Company accepted for exchange approximately $82.1 million principal amount of the Convertible Notes duly tendered in the Exchange Offer described in Note J below.

As outlined in the offering document, disseminated in connection with the Exchange Offer, the Company did not pay interest of $3.3 million accrued to and due on April 15, 1998. Interest was paid on May 15, 1998 to the holders of the Convertible Notes which did not accept the Exchange Offer. In accordance with the terms of the Exchange Offer, any accrued and unpaid interest on Convertible Notes accepted in the Exchange Offer will not be paid and has been included in the calculation of the extraordinary gain arising on the exchange of the Convertible Notes.

NOTE H:       PREFERRED STOCK

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

                           TRIKON TECHNOLOGIES, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (CONTINUED)

Warrants exercisable for a number of shares of Common Stock equal to 30% of the number of shares of Series G Preferred Stock purchased, at a total price of $6.75 per share of Series G Preferred Stock.

On May 14, 1998, following the expiration of the Exchange Offer (see Note J), the Company accepted for conversion 2,873,143 shares of Series G Preferred Stock, or approximately 97% of the outstanding shares, duly tendered in the Exchange Offer. In accordance with the terms of the Certificate of Determination of the Company that sets forth the rights, preferences and privileges of the Series G Preferred Stock, the conversion of more than two-thirds of the outstanding shares of Series G Preferred Stock caused the automatic conversion of all other outstanding shares of Series G Preferred Stock.

NOTE I:       LICENSE AGREEMENTS

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

On March 18, 1998, the Company granted a non-exclusive, worldwide license of its MORI(TM) source technology to Lam Research. Under the terms of the license agreement, Lam Research will pay up to $20.0 million, $10.0 million of which was paid in the first half of 1998 and $10.0 million of which consists of contingent payments and royalties. License revenue of $10 million has been recognized in the consolidated income statement for the three months ended March 31, 1998.
The license agreements with Applied Materials and Lam Research do not preclude Trikon from utilizing, or licensing to other third parties, the licensed technology.

NOTE J:       EXCHANGE OFFER

On April 14, 1998, the Company commenced an exchange offer (the "Exchange Offer") for all of the outstanding Convertible Notes, Series G Preferred Stock and Warrants, and filed a Schedule 13E-4 with the Securities and Exchange Commission. The Exchange Offer expired at 5:00 P.M., New York City time, on May 14, 1998, and immediately thereafter, the Company accepted for exchange or conversion all validly tendered Convertible Notes, Series G Preferred Stock and Warrants. $82,103,000 principal amount of Convertible Notes (approximately 95% of the aggregate principal amount outstanding), 2,873,143 shares of Series G Preferred Stock (approximately 97% of the total shares outstanding) and 866,388 Warrants (approximately 97% of the Warrants outstanding) had been validly tendered for exchange. Because more than two-thirds of the outstanding shares of Series G Preferred Stock tendered, in accordance with the terms of the Certificate of Determination of the Company establishing the rights, preferences and privileges of the Series G Preferred Stock, all other outstanding shares of Series G Preferred Stock automatically converted into shares of Common Stock. The $82,103,000 principal amount of Convertible Notes tendered have been exchanged for 22,660,798 new shares of Common Stock, 2,855,754 new shares of Series H Preferred Stock, $10 stated amount per share, and 29,264.625 new shares of Series I Junior Participating Preferred Stock. The shares of Series G Preferred Stock and Warrants have been exchanged for 7,161,002 new shares of Common Stock and 7,997.489 new shares of Series I Junior Participating Preferred Stock. The Series H Preferred Stock will be redeemable at the option of the Company for cash on June 30, 2001, at a redemption price equal to the stated amount and the holders of the Series H Preferred Stock shall be entitled to receive dividends at an annual rate of 8-1/8% of the stated amount payable annually, at the option of the Company, in cash or additional shares of preferred stock or any combination thereof. The Series H Preferred Stock is subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved.

In connection with the consummation of the Exchange Offer, the Company has agreed to issue 5,015,811 million shares of restricted Common Stock and 6,476.995 shares of restricted Series I Preferred Stock to the Company's Chairman of the Board. Subject to certain conditions, the restricted stock will vest one hundred percent (100%) upon the earlier of (i) May 14, 2003, or (ii) the sale of all or substantially all of the assets of the Company. The restricted stock issued

                           TRIKON TECHNOLOGIES, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (CONTINUED)

to the Chairman of the Board is valued at $7.6 million, based upon average traded prices immediately before and after the grant. This amount has been accounted for as an increase to Common Stock and a charge to deferred compensation within shareholders' equity. The deferred compensation is being amortized on a straight line basis over a five year period and $0.2 million has been charged to selling, general and administrative expenses during the three and six months ended June 30, 1998. Upon conversion of all Series I Preferred Stock into Common Stock, the stock issued to the Chairman of the Board represented approximately 11,500,000 shares, or 12% of outstanding Common Stock (after giving effect to the elimination of the restrictions on the Chairman of the Board's stock).

On July 28, 1998, at the Company's Annual Meeting of Shareholders, the shareholders approved, among other things, an amendment (the "Charter Amendment") to the Articles of Incorporation of the Company to provide for an increase in the number of authorized shares of Common Stock. Upon approval of the Charter Amendment, each share of Series I Preferred Stock automatically converted into 1,000 shares of Common Stock.

After June 30, 1998 the Company agreed to exchange the remaining 22,222 Warrants on the same terms as those already tendered.

As outlined in the Exchange Offer documents, the Company did not pay interest of $3.3 million accrued to and due on April 15, 1998. Interest was paid to the holders of Convertible Notes which did not accept the Exchange Offer on May 15, 1998. In accordance with the terms of the Exchange Offer, any accrued and unpaid interest on Convertible Notes accepted in the Exchange Offer will not be paid and has been included in the calculation of the extraordinary gain arising on the exchange of the Convertible Notes.

The Exchange Offer has been accounted for under SFAS No. 15, "Troubled Debt Restructuring."

NOTE K:       EMPLOYMENT AGREEMENTS

In connection with the negotiation of the Applied Materials and Lam Research licenses, restructuring the Company and future licensing efforts, the Board of Directors authorized a $1,500,000 bonus payable to the Chairman of the Board. The bonus is not payable prior to June 30, 1999 and is conditional, amongst other matters, upon the Company having at least $8,000,000 of EBITDA during and for its two most recently completed fiscal quarters, taken as one period. This bonus has not been reflected in the financial statements at June 30, 1998 and will be charged to future earnings when it is probable that the financial and other conditions relating to the bonus will be met.

NOTE L:       RESTRUCTURING

At December 31, 1997, the Company recorded a liability for certain restructuring costs related to the closure of its Chatsworth operations. For the three and six months ended June 30, 1998, the restructuring liability has been reduced by actual payments, as anticipated by the Company. At June 30, 1998, the Company set up an additional reserve of $1.843 million for future support costs relating to MORI equipment supplied to customers prior to the commencement of the restructuring.

As a result of the Company's decision to substantially exit the MORI Etch business, the Company anticipates certain MORI(TM) Etch related product returns. Although the Company is not required to accept all such returns, the Company believes it may be necessary to maintain certain customer relationships. Accordingly, the sales return reserve recorded as of June 30, 1998 is management's estimate of the liability for MORI(TM) Etch products that may be returned due to the Company's decision to substantially exit the MORI Etch business. There have been no payments made for sales returns in the six months ended June 30, 1998.

Dallas Semiconductor Corporation ("Dallas Semiconductor") filed on April 9, 1998 an action against the Company in state court in Dallas County, Texas. The complaint alleges breach of warranty, fraud, negligent misrepresentation, and breach of contract regarding the purchase of two PMT Pinnacle Polysilicon Etch Systems from the Company. Dallas Semiconductor seeks damages of $8.0 million and exemplary damages of $16.0 million. The lawsuit was removed on May 7, 1998 to federal court in the Northern District Court of Texas. The Company filed a motion to dismiss the claims in federal court on May 27, 1998. In response, Dallas Semiconductor decided not to oppose the merits of the motion but instead exercise its "one time" right to amend its pleading under applicable law. On June 26, 1998, Dallas Semiconductor filed a first amended complaint setting forth its claims with greater specificity. The Company filed a motion to dismiss the amended claims on July 30, 1998. The Company believes that the claims are without merit and intends to vigorously defend them. At this early stage, the Company cannot determine the total expense or the ultimate outcome of the lawsuit. Although the Management does not believe the claim will have a material adverse effect on the Company's financial position, results of its operations or cash flow, there can be no assurance to that effect.

In the ordinary course of business and in connection with the Company's restructuring, the Company is involved in various types of claims and legal proceedings which will result in litigation or other legal proceedings. The

                           TRIKON TECHNOLOGIES, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998 (CONTINUED)

Company does not anticipate that any of the proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE M:   EXTRAORDINARY GAIN

On May 14, 1998, the Company accepted for exchange approximately $82.1 million principal amount of Convertible Notes tendered in the Exchange Offer (See Note
J). The Convertible Notes were exchanged for 22,660,798 million shares of Common Stock, 29,264.625 shares of Series I Junior Participating Preferred Stock and 2,855,754 million shares of Series H Preferred Stock. The shares of Common Stock and equivalents had an average value of $0.66 each following the exchange. The extraordinary gain arising on the exchange is as follows (in thousands):

      Principal amount of Convertible Subordinated Notes exchanged           $ 82,103
      Interest waived                                                           3,635
                                                                             --------
                                                                               85,738
      Value of Common Stock and Series I Preferred Stock                      (34,271)
      Series H Preferred Stock issued                                         (28,558)
      Convertible Subordinated Note issuance costs written-off                 (1,916)
      Costs relating to the Exchange Offer                                       (700)
                                                                             --------
      Net gain on exchange                                                   $ 20,293
                                                                             ========


NOTE N:   COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the six months of 1998 and 1997, total comprehensive income (loss) amounted to $15.9 million and ($24.2) million, respectively.

During the three months ended June 30, 1998 and 1997, total comprehensive income
(loss) amounted to $4.6 million and $(13.9) million, respectively.

                           TRIKON TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 with respect to the financial condition, results of operations and business of the Company. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including, without limitation, the availability of financial resources adequate for the Company's short-, medium- and long-term needs, the Company's ability to successfully implement its strategy of reorganizing its product lines and overall business, varying customer demand for the Company's new products and system products, potential material adverse effects on such demand resulting from the Company's licensing of its MORI(TM) source and Forcefill(R) physical vapor deposition ("PVD") technologies to Applied Materials and Lam Research, supply and manufacturing constraints and costs, dependence on outside suppliers, the various effects on revenue, margins, inventories and operating expenses of reorganizing in the Company's product lines and overall business, the Company's ability to build and maintain adequate staff infrastructure in the area of PVD and chemical vapor deposition ("CVD") design, product engineering and development, sales and marketing, and administrations, customer warranty claims, slowing growth in the demand for semiconductors, challenges from the Company's competition, general economic conditions, including the economic downturn in Asia, potential delisting from the Nasdaq National Market if the Company cannot meet the listing requirements, year 2000 problems, and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively. The Company cautions that the foregoing list of important factors is not exclusive. In addition, such list of important factors speaks only as of the date hereof and the Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.

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

In the second half of 1997, in response to continuing losses, violations of debt covenants and the limited availability of financing, the Company began a restructuring effort that included exploring various strategic alternatives as to the future of the business. In October 1997, the Company announced a 20% reduction in its workforce. In November 1997, the Company sold worldwide, non-exclusive, paid up licenses of its MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials for $29.5 million. With the sale of the MORI(TM) source license, the Company began executing a plan to close its Etch Division located in Chatsworth, California, resulting in the termination of an additional 13% of its work force. In connection with the closure of the Chatsworth Etch operations and the sale of the licenses, the Company incurred during the fourth quarter of 1997, non-cash related charges of approximately $32.5 million for the write-off of certain accounts receivable, inventories and long-lived assets which, due to the sale of the licenses and the decision to close the Etch Division, had become impaired. In addition, due to the continuing losses, reduced sales and changes in the Company's business, since the acquisition of Trikon Limited, the Company wrote-off, during the fourth quarter of 1997, approximately $32.3 million of intangible assets established in the allocation of the purchase price of Trikon Limited. The Company incurred certain cash related charges of approximately $18.3 million associated with the termination of employees of the Etch Division and of the Company's worldwide operations, closing of the Chatsworth Etch operations and anticipated product returns.

                           TRIKON TECHNOLOGIES, INC.

During the three and six months ended June 30, 1998, the Company settled approximately $2.4 million and $3.3 million, respectively, of the accrued restructuring costs. At June 30, 1998, the Company reserved a further $1.8 million to meet future customer support costs associated with MORI(TM) equipment supplied to customers prior to closure of the MORI(TM) etch division. The Company anticipates approximately $3.0 million of the remaining liability at June 30, 1998 will be paid in 1998 and $11.0 million in 1999, however, actual payments could vary significantly depending on the Company's cash flows and continuing negotiations with its customers. As a result of the closure of the Chatsworth Etch operations, operating costs for the first two quarters of 1998 are significantly reduced by comparison with the same periods of 1997. Costs of $97.6 million relating to the restructuring of the Company were charged to earnings for the year ended December 31, 1997. The above described charges to earnings and reserves reflect the estimates and assumptions of management, and there can be no assurance that the provisions and allowances are adequate. If actual costs are greater than the provisions and allowances, then it will materially and adversely affect its results of operations.

As a result of the restructuring, the remaining business consists primarily of the worldwide operations of Trikon Limited, the Company acquired by Trikon on November 15, 1996, with headquarters located in the United Kingdom.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                     Three Months Ended                    Six Months Ended
                                                  --------------------------           -------------------------
                                                   June 30,          June 30,          June 30,        June 30,
                                                     1998              1997              1998            1997
                                                   -------           --------          --------        --------
Product sales...................................    100.0%             100.0%            60.8%          100.0%
License revenues................................      0.0                0.0             39.2             0.0
                                                   -------           --------          --------        --------

Total revenues..................................    100.0              100.0            100.0           100.0
Cost of goods sold..............................     78.9               66.0             43.9            72.3
                                                   -------           --------          --------        --------
Gross margin....................................     21.1               34.0             56.1            27.7

Operating expenses:
   Research and development.....................     28.2               22.2             17.2            29.4
   Selling, general and
   administrative...............................     65.8               43.7             40.2            49.5
   In-process technology........................      0.0               15.6              0.0             9.6
   Restructuring costs..........................     22.2                0.0              7.2             0.0
   Amortization of intangibles..................      0.0                4.7              0.0             5.8
                                                   -------           --------          --------        --------

Total operating expenses........................    116.2               86.2             64.6            94.3
                                                   -------           --------          --------        --------

Loss from operations............................    (95.1)             (52.2)            (8.5)          (66.6)
Interest expense, net...........................    (11.3)             (12.7)           (11.3)          (15.3)
                                                   -------           --------          --------        --------

Loss before income tax provision
    (benefit)...................................   (106.4)             (64.9)           (19.8)          (81.9)
Income tax provision (benefit)..................     (1.3)              (7.5)           ( 0.9)           (9.4)
                                                  ---------          ---------         --------        ---------
Loss before extraordinary item..................   (105.1)%            (57.4)%          (18.9)%         (72.5)%
                                                  =========          =========         ========        =========

PRODUCT SALES. Product sales for the second quarter of fiscal 1998 decreased 57% to $8.3 million compared to $19.1 million for the second quarter of fiscal 1997. The decrease was partly attributable to the discontinuance of sales of MORI(TM) etch equipment. Revenues from sales of MORI(TM) etch products during the second quarter of fiscal 1997 amounted to $7.2 million. There were no revenues from those products during the second quarter of fiscal 1998. Excluding sales of MORI(TM) etch products, product revenues for the second quarter of fiscal 1998 have

                           TRIKON TECHNOLOGIES, INC.

decreased by $3.6 million or 30% from the second quarter of fiscal 1997. During the second quarter of fiscal 1998, the Company shipped two Sigma PVD and two Omega etch systems, as compared to one Sigma ForceFill(TM), one Delta CVD, two Flowfill CVD, two Omega(TM) etch, and four MORI systems during the second quarter of fiscal 1997. Revenues from product sales for the six month period ended June 30, 1998 decreased by 50% to $15.5 million as compared to $31.1 million for the six months ended June 30, 1997. Product sales decreased as a result of the shipment of seven systems, including one MORI etch system, in the six months ended June 30, 1998, as compared to fourteen systems, including four MORI etch systems, in the six months ended June 30, 1997.

Sales outside of the United States accounted for approximately 93% of total revenues in the second quarter of 1998 and 28% of total revenues in the second quarter of 1997. Sales outside of the United States accounted for approximately 44% and 30% of total revenues in the six months ended June 30, 1998 and 1997, respectively. Excluding the license revenues, sales outside the United States accounted for 72% and 30% of product sales for the six months ended June 30, 1998 and 1997, respectively. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States will also fluctuate significantly from quarter to quarter.

LICENSE REVENUES. License revenues in the six months ended June 30, 1998, comprise the sale of a non-exclusive worldwide license of MORI(TM) source technology to Lam Research Corporation (see Note I to Notes to Condensed Consolidated Financial Statements).

GROSS MARGIN ON PRODUCT REVENUES. The Company's gross margin on product sales for the second quarter of fiscal 1998 was 21% as compared to 34% for the second quarter of fiscal 1997. For the six months ended June 30, 1998, the gross margin on product sales was 28% as compared to 28% for the six months ended June 30, 1997. The relatively low gross margin for the second quarter of fiscal 1998 was due to the write-down of inventory with a book value of $0.6 million which is now considered redundant. The gross margin for the three and six months ended June 30, 1998, excluding the write down was 28% and 32%, respectively.
The relatively low gross margin in 1997 resulted from the write-up of Trikon Limited inventory shipped in the first quarter of 1997, on hand as of November 15, 1996, to the fair market value of such inventory, resulting from the allocation of the purchase price of Trikon Limited as required under Accounting Principles Board ("APB") Opinion No. 16. Gross margins have been negatively impacted due to issues related to weakened product demand, such as unabsorbed manufacturing overhead associated with reduced units sold, and will continue to be adversely affected during remainder of 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarter of fiscal 1998 was $2.3 million, or 28% of total revenues, compared to $4.3 million, or 22% of total revenues, for the second quarter of fiscal 1997. Included in research and development expenses during the second quarter of fiscal 1997 is $2.0 million related to the Chatsworth Etch Division. For the six months ended June 30, 1998, research and development expenses were $4.4 million, or 17% of total revenues as compared to $9.2 million, or 29% of total revenues for the six months ended June 30, 1997. The major focus of the Company's research and development efforts during the first six months of fiscal 1998 was on the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 1998 were $5.5 million, or 66% of total revenues, compared to $8.3 million, or 44% of total revenues, in the second quarter of fiscal 1997. In the six months to June 30, 1998, selling general and administrative expenses were $10.3 million or 40% of total revenues, compared to $15.4 million or 49.5% of total revenues in the six months ended June 30,1997. The dollar decreases were primarily due to the reduced overhead resulting from the closure of the Chatsworth Etch operations.

LOSS FROM OPERATIONS. The Company realized a $7.9 million loss from operations in the second quarter of fiscal 1998, as compared with a $10.0 million loss from operations in the second quarter of fiscal 1997. The loss from operations in the second quarter of fiscal 1998 was due primarily to weak product demand, resulting in reduced product revenues and lower gross margins. In addition, the Company has set up a restructuring reserve of $1.8 million in the quarter to cover future customer support costs relating to MORI(TM) etch products supplied prior to the closure of the division. For the six months ended June 30, 1998, the Company realized a $2.2 million loss from operations, compared with a $20.7 million loss from operations for the six months ended June 30, 1997. The

                           TRIKON TECHNOLOGIES, INC.

Company anticipates that operating results will continue to be unfavorably impacted by weak product demand during the remainder of fiscal 1998.

INTEREST EXPENSE, NET. Interest expense, net decreased to $0.9 million in the second quarter of fiscal 1998 from $2.4 million in the second quarter of fiscal 1997. The interest expense in the second quarter of 1998 is primarily due to the accrual of interest payable to the holders of the Convertible Notes. The reduction in interest expense between the second quarter of 1997 and the second quarter of 1998 arises from the repayment and non-utilization of the Working Capital Facility since November 1997. Interest expense for the three months and six months ended June 30, 1998 is net of interest income of $0.3 million and $0.4 million, respectively. Interest expense for the three and six months ended June 30, 1997 is net of interest income of $0.1 million and $0.5 million, respectively.

INCOME TAXES. The Company recorded a $0.2 million tax benefit in the three months ended March 31, 1998 and the six months ended June 30, 1998, compared to a $1.4 million tax benefit in the second quarter of fiscal 1997 and a $2.9 million benefit for the six months ended June 30, 1997. The tax benefit in the first quarter of 1998 represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and no tax liability on domestic profits, which are fully absorbed by tax losses brought forward. In the first and second fiscal quarters of 1997, the tax benefit represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and the reversal of deferred tax credits established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Trikon Limited assets acquired.

The Company's ability to use its domestic and foreign net operating losses and credit carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions.

Upon closing of the Exchange Offer (as defined below; see also Note J of Notes to Unaudited Condensed Consolidated Financial Statements), a change of ownership occurred under section 382 of the Internal Revenue Code, which will substantially limit the availability of the Company's net operating loss carryforward. Due to the limitation, a substantial amount of net operating loss carryforward may expire unused.

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

                           TRIKON TECHNOLOGIES, INC.

EXTRAORDINARY GAIN

On May 14, 1998, the Company accepted for exchange approximately $82.1 million principal amount of Convertible Notes tendered in the Exchange Offer. (See Note J to Notes to Unaudited Condensed Consolidated Financial Statements above.) The Convertible Notes were exchanged for 22,660,798 million shares of Common Stock, 29,264.625 shares of Series I Junior Participating Preferred Stock and 2,855,754 million shares of Series H Preferred Stock. The shares of Common Stock and equivalents had an average value of $0.66 each following the exchange. The extraordinary gain arising on the exchange is as follows (in thousands):

Principal amount of Convertible Subordinated Notes exchanged                         $ 82,103
Interest waived                                                                         3,635
                                                                                     --------
                                                                                       85,738
Value of Common Stock and Series I Preferred Stock                                    (34,271)
Series H Preferred Stock issued                                                       (28,558)
Convertible Subordinated Note issuance costs written-off                               (1,916)
Costs relating to the Exchange Offer                                                 (    700)
                                                                                     --------
Net gain on exchange                                                                 $ 20,293
                                                                                     ========

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $13.4 million in cash and cash equivalents, compared to $9.3 million at December 31, 1997. The increase in cash and cash equivalents principally arose from cash generated from operating activities of $5.5 million offset by cash used in investing activities of $0.5 million and cash used in financing activities of $0.9 million.

On March 18, 1998, the Company granted a non-exclusive, worldwide license of its MORI(TM) source technology to Lam Research. Under the terms of the license agreement, Lam Research will pay up to $20.0 million, $10.0 million of which was paid in the first half of 1998, and $10.0 million of which consists of contingent payments and royalties.

On November 12, 1997, the Company granted non-exclusive, worldwide, paid-up licenses of its MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials. Under the terms of the license agreements and related technology transfer agreements, Applied Materials paid the Company $29.5 million, $26.5 million of which was paid in 1997 and an additional $3 million of which was paid in the first quarter of 1998 upon completion of the technology transfer. Under one of the license agreements, Applied Materials also purchased four MORI sources for $0.5 million prior to December 31, 1997. The license agreements with Applied Materials and Lam Research do not preclude Trikon from utilizing, or licensing to other third parties, the licensed technology.

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

On November 12, 1997, in connection with the sale of licenses to Applied Materials, the Company entered into a pay-off agreement (the "Pay-off" Agreement) with its domestic and U.K. lenders relating to the Working Capital Facility. Under the terms of the Pay-off Agreement, the Company made payments in the aggregate of approximately $12.5 million (including all outstanding principal and interest due at November 12, 1997) to its lenders under the Working Capital Facility, the lenders under the Working Capital Facility released all of their liens on the assets of the Company and the Working Capital Facility and all of the Company's obligations under the Working Capital Agreement were terminated. In order to collateralize certain obligations of Trikon Limited, relating to bankers guarantees and a credit facility with the Company's U.K. lender, the Company provided cash collateral of approximately $1.4 million to the U.K. lender. As of June 30, 1998, the cash collateral provided was $1.1 million.

The $29.5 million in proceeds from the sale of the license agreements to Applied Materials was used to pay off the $12.5 million balance on the Working Capital Facility and $3.1 million in interest due on the Convertible Notes. The Company used the remainder to fund the closure of the Chatsworth, California, Etch operations, including the employee termination cost and debt service requirements.

During the quarter ended June 30, 1998, Trikon Limited made the final repayment on a term-loan from Lloyd's Bank PLC which was secured by property in Bristol, United Kingdom.

In connection with the Acquisition of Trikon Limited, the Company issued $86,250,000 of 7-1/8% Convertible Subordinated Notes due 2001 (the "Convertible Notes").

On April 14, 1998, the Company commenced an exchange offer (the "Exchange Offer") for all of the outstanding Convertible Notes, Series G Preferred Stock and warrants to purchase its Common Stock issued in connection with the placement of the Series G Preferred Stock (the "Warrants"). The Exchange Offer expired at 5:00 P.M,, New York City time, on May 14, 1998, and immediately thereafter, the Company accepted for exchange or conversion all

                           TRIKON TECHNOLOGIES, INC.

validly tendered Convertible Notes, its Series G Preferred Stock and Warrants. $82,103,000 principal amount of Notes (approximately 95% of the aggregate principal amount outstanding), 2,873,143 shares of Series G Preferred Stock (approximately 97% of the total shares outstanding) and 866,388 Warrants (approximately 97% of the Warrants outstanding) had been validly tendered for exchange. $4,147,000 principal amount of Convertible Notes did not accept the Exchange Offer and remain outstanding. As outlined in the offering document issued in connection with the Exchange Offer, the Company did not pay interest of $3.3 million accrued to and due on April 15, 1998. Interest was paid to the holders of the Convertible Notes which did not accept the Exchange Offer on May 15, 1998. In accordance with the terms of the Exchange Offer, any accrued and unpaid interest on Convertible Notes, accepted in the Exchange Offer, will not be paid and has been included in the calculation of the profit or loss arising on the exchange of the Convertible Notes. Since June 30, 1998, the Company has agreed to exchange the remaining 22,222 Warrants which had not previously been tendered.

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

Effective June 30, 1997, the Company acquired all of the outstanding limited partnership interests of the Limited Partnership and all of the shares of the Limited Partnership's corporate general partner, in exchange for the Company's issuance of an aggregate of 679,680 shares of Common Stock of the Company (the "CVD Partnership Shares") pro rata to the limited partners of the Limited Partnership (excluding the Company) (the "CVD Purchase Agreement").Pursuant to this transaction, all CVD technology which had been developed by the Limited Partnership prior to such discontinuation, together with approximately $2.2 million of unspent funds of the Limited Partnership, are now owned solely by the Company, and any and all claims that the limited partners of the Limited Partnership may have had in connection with the termination of the research and development project thereunder or otherwise relating to the Limited Partnership have been resolved. In connection with the purchase of all of the outstanding interests in the Limited Partnership and its corporate general partner, the Company agreed to cause a registration statement covering the CVD Partnership Shares under the Securities Act of 1933, as amended (the "Securities Act"), to become effective on or prior to September 1, 1997. In the event that the Company did not cause a registration statement to become effective on or prior to September 1, 1997, the Company originally agreed to pay the holders of the CVD Partnership Shares liquidated damages comprising a one-time fee of $75,000 and an amount equal to $2,500 per day for each day after September 1, 1997, and prior to the effective date of the registration statement. The Company and the holders of the CVD Partnership Shares amended the CVD Purchase Agreement on December 12, 1997, to provide for (i) the immediate payment of liquidated damages accrued through November 1, 1997, of $225,000, (ii) no further incurrence of liquidated damages should the registration statement be effective by March 15, 1998, (iii) in the event that Trikon does not cause the registration statement to become effective by March 15, 1998, resumption of liquidated damages accruing at a rate of $2,500 for each day thereafter until the Registration Statement becomes effective, and (iv) should the registration statement not be effective by April 1, 1998, Trikon will become obligated to the holders of CVD Partnership Shares for the liquidated damages for the period between November 1, 1997, and March 15, 1998, in the amount of $335,000. As of June 30, 1998, the Company had not caused a registration statement to become effective.

The Company anticipates that it will spend up to $2.0 million for capital expenditures for the months remaining in fiscal 1998. This is expected to include investments in demonstration and test equipment, information systems, leasehold improvements and other capital items that should enable the Company to expand its ability to support and develop new products and services.

                           TRIKON TECHNOLOGIES, INC.

During 1997, following significant losses from operations, negative cash flows from operating activities, and violations of debt covenants, the Company's working capital facility was terminated. (See Note G to Notes to Unaudited Condensed Consolidated Financial Statements above.) The Company does not currently have a credit facility with any lenders. Management's plan with respect to these conditions includes the sale of licenses, restructuring of its operations, obtaining a new working capital facility and the Exchange Offer discussed in Note J to the Notes to the Unaudited Condensed Consolidated Financial Statements. Management believes that the successful implementation of these actions and the cash flow from future operations will be sufficient to fund the Company's operations. However, any increase in costs or decrease or elimination of anticipated sources of revenues or the inability of the Company to successfully implement management's plans would raise significant doubt as to the Company's ability to fund its operations in the ordinary course.

Year 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to maintain functionality. The Company is assessing both the internal readiness of its computer systems and the compliance of its products sold to customers for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Dallas Semiconductor Corporation ("Dallas Semiconductor") filed on April 9, 1998 an action against the Company in state court in Dallas County, Texas. The complaint alleges breach of warranty, fraud, negligent misrepresentation, and breach of contract regarding the purchase of two PMT Pinnacle Polysilicon Etch Systems from the Company. Dallas Semiconductor seeks damages of $8.0 million and exemplary damages of $16.0 million. The lawsuit was removed on May 7, 1998 to federal court in the Northern District Court of Texas. The Company filed a motion to dismiss the claims in federal court on May 27, 1998. In response, Dallas Semiconductor decided not to oppose the merits of the motion but instead exercise its "one time" right to amend its pleading under applicable law. On June 26, 1998, Dallas Semiconductor filed a first amended complaint setting forth its claims with greater specificity. The Company filed a motion to dismiss the amended claims on July 30, 1998. The Company believes that the claims are without merit and intends to vigorously defend them. At this early stage, the Company cannot determine the total expense or the ultimate outcome of the lawsuit. Although the Management does not believe the claim will have a material adverse effect on the Company's financial position, results of its operations or cash flow, there can be no assurance to that effect.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 1998, the Company commenced an exchange offer (the "Exchange Offer") for all of its outstanding 7-1/8% Convertible Subordinated Notes due 2001 (the "Convertible Notes") Series G Preferred Stock (the "Series G Preferred Stock") and warrants issued in connection with the issuance of Series G Preferred Stock (the "Warrants"). The Exchange Offer expired at 5:00 p.m., New York City time, on May 14, 1998, and immediately thereafter, the Company accepted for exchange or conversion all validly tendered Convertible Notes, Series G Preferred Stock and Warrants. $82,103,000 principal amount of Convertible Notes (approximately 95% of the aggregate principal amount outstanding), 2,873,143 shares of Series G Preferred Stock (approximately 97% of the total shares outstanding) and 866,388 Warrants (approximately 97% of the Warrants outstanding) were validly tendered for exchange. Because more than two-thirds of the outstanding shares of Series G Preferred Stock tendered, in accordance with the terms of the Certificate of Determination of the Company establishing the rights, preferences and privileges of the Series G Preferred Stock, all other outstanding shares of Series G Preferred Stock automatically converted into shares of Common Stock.

The $82,103,000 principal amount of Convertible Notes tendered were exchanged for 22,660,798 shares of the Company's Common Stock (the "Common Stock"), 2,855,754 shares of the Company's Series H Preferred Stock, $10 stated amount per share (the "Series H Preferred Stock"), and 29,264.625 shares of Series I Junior Participating Preferred Stock (the "Series I Preferred Stock"). The shares of Series G Preferred Stock were converted and exchanged for 6,294,614 shares of Common Stock and 7,997.489 shares of Series I Preferred Stock. The Warrants were converted and exchanged for 866,388 shares of Common Stock.

The Exchange Offer was made by the Company in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 3(a)(9) thereof. This exemption was made available because all the securities exchanged were with existing security-holders of the Company and the Company did not pay any commission or other remuneration to any broker, dealer, salesman or other person for soliciting tenders of Notes, Series G Preferred Stock or Warrants.

Each share of Series H Preferred Stock is subject to automatic conversion into
1.4285 shares of Common Stock if and when the closing price of the Common Stock on a United States national securities exchange or on an established automated over-the-counter trading market in the United States is at a price in excess of $7.00 for a period of 30 consecutive trading days.

On July 28, 1998, at the Company's Annual Meeting of Shareholders, the shareholders approved, among other things, an amendment (the "Charter Amendment") to the Articles of Incorporation of the Company to provide for an increase in the number of authorized shares of Common Stock. Upon approval of the Charter Amendment, each share of Series I Preferred Stock, pursuant to its terms, automatically converted into 1,000 shares of Common Stock (the "Conversion Ratio").

ITEM 5.   OTHER INFORMATION

As disclosed in the Company's latest proxy statement, the deadline for submitting proposals to be considered for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting is March 4, 1999.

Pursuant to recent amendments to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, the Company will have discretionary voting authority if a proponent does not notify the Company by May 22, 1999 of their intent to present a proposal from the floor at the 1999 Annual Meeting of Shareholders or of their intent to commence a proxy solicitation for the 1999 Annual Meeting of Shareholders.

                           TRIKON TECHNOLOGIES, INC.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

    Number          Description
    ------          -----------
    4.5*            Certificate of Determination establishing the rights, preferences and privileges of the
                    Series H Preferred Stock
    4.6*            Certificate of Determination establishing the rights, preferences and privileges of the
                    Series I Junior Participating Preferred Stock
    4.7*            First Supplemental Indenture, dated as of May 14, 1998, between the Company and U.S.
                    Trust Company of California, N.A.
   10.1             Employment Agreement, dated as of May 14, 1998, among Christopher D. Dobson, the
                    Company and Trikon Technologies Limited
   10.2             Letter Agreement, dated as of May 14, 1998, between Christopher D. Dobson and the
                    Company
   10.3             Employment Agreement, dated as of May 28, 1998 between the Company and Thomas C.
                    McKee
   27.1             Financial Statement Data


*Filed as an exhibit to the Company's Current Report on Form 8-K on May 28, 1998 and incorporated herein by reference.

   (b)     Reports on Form 8-K:

The Company filed a Current Report on Form 8-K (the "Form 8-K") with the
Securities and Exchange Commission on May 28, 1998.   The Form 8-K reported that
the Company had consummated the Exchange Offer. The Company, at its option, provided unaudited pro forma financial information pursuant to Item 5 of the Form 8-K.

                           TRIKON TECHNOLOGIES, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date:  August 13, 1998                /s/ Thomas C. McKee
                                      -------------------
                                           Thomas C. McKee
                                           Chief Executive Officer and Director


Date:  August 13, 1998                /s/ Jeremy Linnert
                                      ------------------

                                            Jeremy Linnert
                                            Chief Financial Officer

                           TRIKON TECHNOLOGIES, INC.


                           TRIKON TECHNOLOGIES, INC.

                                 EXHIBIT INDEX

     Exhibit No.           Page No.       Description
     -----------           --------       -----------
        4.5*                              Certificate of Determination establishing the rights, preferences and privileges of the Series H Preferred Stock
        4.6*                              Certificate of Determination establishing the rights, preferences and privileges of the Series I Junior Participating Preferred Stock
        4.7*                              First Supplemental Indenture, dated as of May 14, 1998, between the
                                          Company and U.S. Trust Company of California, N.A.
       10.1                               Employment Agreement, dated as of May 14, 1998, among Christopher D.
                                          Dobson, the Company and Trikon Technologies Limited
       10.2                               Letter Agreement, dated as of May 14, 1998, between Christopher D.
                                          Dobson and the Company
       10.3                               Employment Agreement, dated as of May 28, 1998 between the Company and
                                          Thomas C. McKee
       27.1                               Financial Statement Data

*Filed as an exhibit to the Company's Current Report on Form 8-K on May 28, 1998 and incorporated herein by reference.