Form 10-Q
period 1998-09-30
TRIKON TECHNOLOGIES INC
filed 1998-11-13
CIK 868326

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q


 (MARK ONE)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

     [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                         Commission file number 0-26482

                           TRIKON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    California                                 95-4054321
         ---------------------------------                -------------------
           (State or other jurisdiction                    (I.R.S. Employer
         of incorporation or organization)                Identification No.)


Ringland Way, Newport, Gwent NP62TA, United Kingdom
---------------------------------------------------     ------------------------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code         441-633-414-000
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

                               Yes   X        No
                                  -------       -------

As of November 9, 1998, the total number of outstanding shares of the Registrant's common stock was 94,023,835.

                           TRIKON TECHNOLOGIES, INC.

                                     INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements: Condensed Consolidated
         Balance Sheets at September 30, 1998 (unaudited) and December 31, 1997..........................        3

         Unaudited Condensed Consolidated Statements of Operations for the Three Months ended
         September 30, 1998 and 1997 and for Nine Months ended September 30, 1998 and 1997...............        5

         Unaudited Condensed Consolidated  Statements of Cash Flows for the Nine Months ended
         September 30, 1998 and 1997.....................................................................        7

         Notes to Condensed Consolidated Financial Statements............................................        9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........       16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................       23

Item 2.  Changes in Securities and Use of Proceeds.......................................................       23

Item 5.  Other Information...............................................................................       23

Item 6.  Exhibits and Reports on Form 8-K................................................................       23

SIGNATURE PAGE...........................................................................................       24

EXHIBITS.................................................................................................       25

                            TRIKON TECHNOLOGIES, INC.

ITEM I   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

                                                             September 30,  December 31,
                                                                 1998         1997 (1)
                                                             -------------  ------------
                                                              (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents............................       $ 8,338        $  9,260
     Accounts receivable, net of reserves.................         7,506          18,842
     Inventories..........................................        19,199          23,870
     Other current assets.................................         2,013           1,622
                                                                 -------        --------
     Total current assets ................................        37,056          53,594

Property, equipment and leasehold improvements, net of            20,374          22,140
     accumulated depreciation and amortization............
Demonstration systems, net of accumulated depreciation....         3,542           1,227
Bond financing costs, net of accumulated amortization.                90           2,313
Other assets..............................................           300             416
                                                                 -------        --------
Total assets..............................................       $61,362        $ 79,690
                                                                 =======        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Convertible subordinated notes.......................       $    --        $ 86,250
     Accounts payable and accrued expenses................         5,747           9,765
     Sales returns payable................................        10,718          11,468
     Restructuring costs..................................         1,487           3,952
     Other current liabilities............................         4,152           7,953
                                                                 -------        --------
     Total current liabilities............................        22,104         119,388

Convertible subordinated notes............................         4,147              --
Other non-current liabilities.............................         5,782           5,245
                                                                 -------        --------
 Total liabilities........................................        32,033         124,633

           See notes to Condensed Consolidated Financial Statements

         CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) CONTINUED

                                                             September 30,  December 31,
                                                                 1998         1997 (1)
                                                             -------------  ------------
                                                              (unaudited)
SHAREHOLDERS' EQUITY (DEFICIENCY):
Preferred Stock
       Authorized shares--20,000,000
     Series G Preferred Stock, no par value, stated at
         $6.75 per share liquidation preference
       Designated shares - None at September 30, 1998 and
         3,125,000 at December 31, 1997
       Issued and outstanding--None at September 30, 1998
         and 2,962,032 at December 31, 1997...............            --          19,349
       Series H Preferred Stock, no par value, $10 per
         share liquidation preference.....................
       Designated shares - 3,000,000 at September 30,
         1998 and none at December 31, 1997...............
       Issued and outstanding 2,855,754 at September 30,
         1998 and none at December 31, 1997...............        28,558              --
Common Stock, no par value
       Authorized shares -- 110,000,000
         Issued and outstanding-- 94,023,835 at
         September 30, 1998 and 15,147,115 at
         December 31, 1997................................       199,019         137,767
Cumulative translation adjustment.........................           252            (745)
Deferred compensation.....................................        (7,030)             --
Accumulated deficit.......................................      (191,470)       (201,314)
                                                               ---------       ---------
Total shareholders' equity (deficiency)...................        29,329         (44,943)
                                                               ---------       ---------
Total liabilities and shareholders' equity................     $  61,362       $  79,690
                                                               =========       =========

(1) The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of information and footnotes required by generally accepted accounting for complete financial statements.

           See notes to Condensed Consolidated Financial Statements

                           TRIKON TECHNOLOGIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                (In thousands)


                                             Three Months Ended                         Nine Months Ended
                                     ----------------------------------        -------------------------------------
                                     September 30,        September 30,        September 30,           September 30,
                                         1998                 1997                  1998                  1997
                                     -------------        -------------        -------------           -------------
Revenues:
   Product sales.......................  $ 4,477             $ 12,657              $ 19,972              $ 43,720
   License revenues....................       --                   --                10,000                    --
                                         -------             --------              --------              --------
                                           4,477               12,657                29,972                43,720
Costs and expenses:
   Cost of goods sold..................    3,230                9,159                14,411                31,626
   Research and development............    2,056                4,259                 6,429                13,414
   Selling, general and
     administrative.....................    5,377                9,824                15,634                25,203
   In-process technology...............       --                   --                   --                  2,975
   Restructuring costs.................       --                   --                 1,843                   --
   Amortization of
       intangibles.....................       --                  904                   --                  2,712
                                         -------             --------              --------              --------
                                          10,663               24,146                38,317                75,930
                                         -------             --------              --------              --------
Loss from operations...................   (6,186)             (11,489)               (8,345)              (32,210)
Other:
   Interest income (expense),
       net.............................      569               (2,813)               (2,320)               (7,578)
                                         -------             --------              --------              --------
   Loss before income tax provision
       and extraordinary item..........   (5,617)             (14,302)              (10,665)              (39,788)
   Income tax benefit..................       --                 (841)                 (217)               (3,747)
                                         -------             --------              --------              --------
Net loss before extraordinary
     item..............................   (5,617)             (13,461)              (10,448)              (36,041)
Extraordinary item.....................       --                   --                20,293                    --
                                         -------             --------              --------              --------
Net income (loss)......................  $(5,617)            $(13,461)             $  9,845              $(36,041)

Earnings (loss) per common share data:
 Basic:
   Loss applicable to common shares
       before extraordinary item.......  $ (0.08)            $  (0.89)             $  (0.23)             $  (2.47)
   Extraordinary gain..................       --                   --                  0.41                    --
                                         -------             --------              --------              --------

   Net income (loss) ..................  $ (0.08)               (0.89)                 0.18                 (2.47)
                                         =======             ========              ========              ========

 Diluted:
   Loss applicable to common shares
     before extraordinary item ........  $ (0.08)               (0.89)                (0.23)                (2.47)

                                             Three Months Ended                         Nine Months Ended
                                     ----------------------------------        -------------------------------------
                                     September 30,        September 30,        September 30,           September 30,
                                         1998                 1997                 1998                    1997
                                     -------------        -------------        -------------           -------------
   Extraordinary gain.............            --                   --                  0.41                    --
                                         -------              -------               -------               -------
   Net income (loss)..............       $ (0.08)               (0.89)                 0.18                 (2.47)
                                         =======              =======               =======               =======
Average common shares used
 in the calculation - Basic.......        82,284               15,115                49,200                14,617
                    - Diluted.....        82,284               15,115                49,712                14,617







           See notes to Condensed Consolidated Financial Statements

                           TRIKON TECHNOLOGIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                (IN THOUSANDS)


                                                                       Nine months ended
                                                                 -------------------------------
                                                                  September 30,    September 30,
                                                                      1998               1997
                                                                 --------------    -------------
OPERATING ACTIVITIES
Net income (loss)........................................             $ 9,845         $(36,041)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:

     Extraordinary item..................................              20,293)              --
     Depreciation and amortization of plant, equipment,                 2,825            5,178
         leasehold improvements and demonstration systems

     Amortization of intangibles.........................                  14            2,772
     Amortization of financing costs.....................                 300              615
     Amortization of deferred compensation...............                 555               --
     In-process technology...............................                  --            2,974
     Deferred income taxes...............................                  --           (3,420)
     Changes in operating assets and liabilities:
         Accounts receivable.............................              11,336            7,819
         Inventories.....................................               4,671            8,395
         Demonstration systems...........................              (2,315)          (1,327)
         Other assets....................................                (275)           1,095
         Accounts payable, other accrued expenses and
           other current liabilities.....................              (7,699)         (10,439)
         Other liabilities...............................                 356            1,883
         Other...........................................                 997               --
                                                                      -------         --------
     Net cash provided by (used in) operating activities.                 317          (20,496)


           See notes to Condensed Consolidated Financial Statements

                           TRIKON TECHNOLOGIES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           (IN THOUSANDS) CONTINUED

                                                                                  Nine months ended
                                                                        -----------------------------------
                                                                         September 30,        September 30,
                                                                             1998                 1997
                                                                        -------------         -------------
  Brought forward                                                           $  317              $(20,496)
INVESTING ACTIVITIES
  Purchases proceeds of sale of property, equipment and
     leasehold improvements............................................       (272)               (8,572)
  Proceeds from sales of short-term investments........................         --                 1,216
  Purchases of short-term investments..................................         --                (6,113)
  Other assets.........................................................         --                  (382)
                                                                            ------              --------
  Net cash used in investing activities................................       (272)              (13,851)

FINANCING ACTIVITIES
  Net borrowing (repayments) under bank credit lines...................         --                   416
  Costs relating to Exchange Offer.....................................       (700)                   --
  Proceeds from sale of preferred stock................................         --                19,548
  Proceeds from sale of common stock and warrants......................         --                 2,329
  Payments on capital lease obligations................................       (267)                 (404)
                                                                            ------              --------
  Net cash provided by (used in) financing activities..................       (967)               21,889
                                                                            ------              --------
  Net increase (decrease) in cash and cash equivalents.................       (922)              (12,458)
  Cash and cash equivalents at beginning of period.....................      9,260                20,188
                                                                            ------              --------
  Cash and cash equivalents at end of period...........................     $8,338              $  7,730
                                                                            ======              ========


           See notes to Condensed Consolidated Financial Statements

                           TRIKON TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              SEPTEMBER 30, 1998

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During 1997, following significant losses from operations, negative cash flows from operating activities, and violations of debt covenants, the Company's working capital facility was terminated (see Note
G). The Company does not currently have a credit facility with any lenders. In response to these conditions, the Company sold licenses of its technologies, as discussed in Note I, restructured its operations, as discussed in Note L, and consummated the Exchange Offer (as defined below), as discussed in Note J. Management believes that these actions and the cash flow from future operations will be sufficient to fund the Company's operations. However, any increase in costs or decrease or elimination of anticipated sources of revenues or the inability of the Company to successfully implement management's plans would raise significant doubt as to the Company's ability to fund its operations in the ordinary course.

NOTE B: INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                              September 30,  December 31,
                                                  1998           1997
                                              ------------   ------------
Components.................................     $ 6,795        $ 7,864
Work in process............................      11,664         13,680
Finished goods.............................         740          2,326
                                                -------        -------
                                                $19,199        $23,870
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

NOTE D: PMT CVD PARTNERS, L.P. AGREEMENT

In the first quarter of fiscal 1997, the Company determined that certain characteristics of the CVD technology of Trikon Technologies Limited and Trikon Equipments Limited (collectively, "Trikon Limited"), known as "Flowfill", were superior to the high density plasma CVD processes then being pursued by a limited partnership sponsored by the Company (the "Limited Partnership") pursuant to a R&D Agreement (the "R&D Agreement") entered into as of March 29, 1996 between the Limited Partnership and the Company (under which the Company performed all research and development work for the Limited Partnership).The Company decided to discontinue

                           TRIKON TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SEPTEMBER 30, 1998 (C0NTINUED)


further research and development work under the R&D Agreement and instead focus its consolidated efforts, on its own behalf and not on behalf of the Limited Partnership, upon the Flowfill(R) CVD technology used in the equipment developed and manufactured by Trikon Technologies Limited and Trikon Equipments Limited (collectively "Trikon Limited"). Accordingly, a settlement of any and all rights and claims by the limited partners of the Limited Partnership was made on June 30, 1997 ("CVD Purchase Agreement") to terminate the R&D Agreement and all related agreements, and purchase all of the outstanding interests in the Limited Partnership for 679,680 shares of the Company's Common Stock (the "CVD Partnership Shares"). The assets acquired included approximately $2.2 million of cash and approximately $3.0 million of in-process research and development which was recorded as a one-time charge as purchased in-process technology expense in the quarter ended June 30, 1997. In connection with the purchase of all of the outstanding interests in the Limited Partnership, the Company agreed to cause a registration statement covering the CVD Partnership Shares filed under the Securities Act of 1933, as amended (the "Securities Act"), to become effective on or prior to September 1, 1997. In the event that the Company did not cause a registration statement to become effective on or prior to September 1, 1997, the Company originally agreed to pay the holders of the CVD Partnership Shares liquidated damages comprising a one-time fee of $75,000 and an amount equal to $2,500 per day for each day after September 1, 1997, and prior to the effective date of the registration statement. The Company and the holders of the CVD Partnership Shares amended the CVD Purchase Agreement on December 12, 1997, to provide for (i) the immediate payment of liquidated damages accrued through November 1, 1997, of $225,000, (ii) no further incurrence of liquidated damages should the registration statement be effective by March 15, 1998, (iii) in the event that Trikon did not cause the registration statement to become effective by March 15, 1998, resumption of liquidated damages accruing at a rate of $2,500 for each day thereafter until the Registration Statement becomes effective, and
(iv) should the registration statement not be effective by April 1, 1998, Trikon would become obligated to the holders of CVD Partnership Shares for the liquidated damages for the period between November 1, 1997, and March 15, 1998, of $335,000. On September 15, 1998, pursuant to a second amendment to the CVD Purchase Agreement, the Company issued 300,000 shares of Common Stock to the holders of CVD Partnership Shares in exchange for the termination of their registration rights, the relinquishment of any right to liquidated damages under the CVD Purchase Agreement, including those accrued to the date of the second amendment, and the release the Company from any liability or claim arising from or relating to the CVD Purchase Agreement. This has resulted in a $0.6 million and a $0.2 million gain which has been recorded in the statements of operations for the three and nine months ended September 30, 1998, respectively.

NOTE E: INCOME TAXES

The tax benefit in the nine months ended September 30, 1998 represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and no tax liability on domestic profits because they are fully absorbed by tax losses brought forward. In the third fiscal quarter of 1997, the tax benefit represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and no tax liability on domestic losses. For these reasons the effective tax rates differ from the statutory federal tax rate. The Company's ability to use its domestic and foreign net operating losses and credit carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions.

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

                           TRIKON TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SEPTEMBER 30, 1998 (C0NTINUED)


subsidiaries to the United States would be subject to withholding taxes in the country of domicile and may be mitigated under the terms of relevant double tax treaties.

NOTE F: NET INCOME (LOSS) PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changes the method previously used to compute earnings per share and requires restating all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options are excluded from the calculation of basic earnings per share and included in the calculation of diluted earnings per share, when dilutive. Diluted earnings per share for the nine months ended September 30, 1998 excludes the effects of all outstanding stock options because the exercise price of such stock options exceeded the market price of the underlying stock and assumes the Series G Preferred Stock was converted into 2,962,032 shares of Common Stock as of January 1, 1998 under the if-converted method. Diluted earnings per share for the three months ended September 30, 1998 also excludes the effects of all options and convertible preferred stock because such securities were antidilutive for the periods. Net income and loss amounts used in the calculations of basic and diluted per share are adjusted by dividends on preferred stock. Basic and diluted earnings (loss) per share under SFAS 128 for the three and nine months ending September 30, 1997 were the same as previously reported as primary loss per share.

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

On November 12, 1997, in connection with the sale of licenses to Applied Materials, the Company entered into a pay-off agreement with its domestic and U.K. lenders relating to the Working Capital Facility (the "Pay-off Agreement"). Under the Pay-off Agreement, among other things, the Company made payments in the aggregate of approximately $12.5 million (which included all outstanding principal and interest due at November 12, 1997) to its lenders under the Working Capital Facility, the lenders under the Working Capital Facility released all of their liens on the assets of the Company and the Working Capital Facility was terminated. In addition, in order to collateralize certain obligations of Trikon Limited relating to bankers' guarantees and a credit facility with the Company's U.K. lender, the Company provided cash collateral of approximately $1.4 million to the U.K. lender. As of September 30, 1998, the cash collateral provided was $1.1 million.

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

Until May 14, 1998, the Convertible Notes contained certain provisions which, upon the occurrence of an "Event of Default" (as defined in the Convertible Notes) could cause the Convertible Notes to become due and payable immediately. Such an Event of Default would occur if, among other things, the Company were to default on the Working Capital Facility or any other secured indebtedness, as defined in the Convertible Notes, caused by the failure to pay principal and interest payments when due or resulting from the acceleration of any such indebtedness prior to its express maturity in excess of $10.0 million.

                           TRIKON TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SEPTEMBER 30, 1998 (C0NTINUED)


On May 14, 1998, the Company accepted for exchange approximately $82.1 million principal amount of Convertible Notes duly tendered in the Exchange Offer described in Note J below.

As outlined in the offering document disseminated in connection with the Exchange Offer, the Company did not pay interest of $3.3 million accrued to and due on April 15, 1998. Interest was paid to the holders of the Convertible Notes which did not accept the Exchange Offer on May 15, 1998. In accordance with the terms of the Exchange Offer, any accrued and unpaid interest on Convertible Notes accepted in the Exchange Offer was not paid and was included in the calculation of the extraordinary gain arising on the exchange of the Convertible Notes.

NOTE H: SERIES G PREFERRED STOCK

During the quarter ended June 30, 1997, the Company commenced a private offering (the "Private Placement") of shares of its newly-authorized Series G Preferred Stock together with three-year warrants to purchase Common Stock at an exercise price of $8.00 per share (the "Warrants").The Company sold an aggregate of 2,962,032 shares of Series G Preferred Stock (together with Warrants to purchase an aggregate of 888,610 shares of Common Stock) with net proceeds to the Company of approximately $19,349,000. Investors in the Private Placement received Warrants exercisable for a number of shares of Common Stock equal to 30% of the number of shares of Series G Preferred Stock purchased, at a total price of $6.75 per share of Series G Preferred Stock.

On May 14, 1998, following the expiration of the Exchange Offer (see Note J), the Company accepted for conversion 2,873,143 shares of G Preferred Stock, or approximately 97% of the outstanding shares, duly tendered in the Exchange Offer. In accordance with the terms of the Certificate of Determination of the Company that sets forth the rights, preferences and privileges of the Series G Preferred Stock, the conversion of more than two- thirds of the outstanding shares of Series G Preferred Stock has caused the automatic conversion of all the outstanding shares of Series G Preferred Stock.

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

NOTE J: EXCHANGE OFFER

On April 14, 1998, the Company commenced an exchange offer (the "Exchange Offer") for all of the outstanding Convertible Notes, Series G Preferred Stock and Warrants and filed a Schedule 13E-4 with the Securities and Exchange Commission. The Exchange Offer expired at 5:00 p.m., New York City time, on May 14, 1998, and immediately thereafter, the Company accepted for exchange or conversion all validly tendered Convertible Notes, Series G Preferred Stock and Warrants. $82,103,000 principal amount of Convertible Notes (approximately 95% of the aggregate principal amount outstanding), 2,873,143 shares of Series G Preferred Stock (approximately 97% of

                           TRIKON TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SEPTEMBER 30, 1998 (C0NTINUED)


the total shares outstanding) and 866,388 Warrants (approximately 97% of the Warrants outstanding) had been validly tendered for exchange. Because more than two-thirds of the outstanding shares of Series G Preferred Stock tendered, in accordance with the terms of the Certificate of Determination of the Company establishing the rights, preferences and privileges of the Series G Preferred Stock, all other outstanding shares of Series G Preferred Stock automatically converted into shares of Common Stock. The $82,103,000 principal amount of Convertible Notes tendered have been exchanged for 22,660,798 new shares of Common Stock, 2,855,754 new shares of Series H Preferred Stock, $10 stated amount per share, and 29,264.625 new shares of Series I Junior Participating Preferred Stock. The shares of Series G Preferred Stock and warrants were exchanged for 7,161,002 new shares of Common Stock and 7,997.489 new shares of Series I Junior Participating Preferred Stock. In the quarter ended September 30, 1998, the Company exchanged the remaining 22,222 Warrants on the same terms as those already tendered. The Series H Preferred Stock will be redeemable at the option of the Company for cash on June 30, 2001, at a redemption price equal to the stated amount and the holders of the Series H Preferred Stock shall be entitled to receive dividends at an annual rate of 8-1/8% of the stated amount payable annually, at the option of the Company, in cash or additional shares of preferred stock or any combination thereof. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved. Dividends amounting to $973,238 due on October 14, 1998 on the Series H Preferred Stock were paid with 97,320 new shares of Preferred Stock.

In connection with the consummation of the Exchange Offer, the Company has agreed to issue 5,015,811 shares of restricted Common Stock and 6,476.995 shares of restricted Series I Preferred Stock to the Company's Chairman of the Board. Subject to certain conditions, the restricted stock will vest one hundred percent (100%) upon the earlier of (i) May 14, 2003, or (ii) the sale of all or substantially all of the assets of the Company. The restricted stock was valued at $7.6 million based upon average traded prices immediately after the grant. This amount has been accounted for as an addition to Common Stock and as deferred compensation within the Statement of Shareholders Equity. The deferred compensation is being amortized on a straight line basis over a five year period resulting in a charge of $0.4 million and $0.6 million which is included in selling, general and administrative expenses during the three and nine months ended September 30, 1998, respectively. Upon conversion of all Series I Preferred Stock into Common Stock, the stock issued to the Chairman of the Board represented approximately 11,500,000 shares or 12% of the outstanding Common Stock (after giving effect to the elimination of the restrictions on the Chairman of the Board's stock).

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

The Exchange Offer has been accounted for under SFAS No. 15, "Troubled Debt Restructuring."

NOTE K: EMPLOYMENT AGREEMENTS

In connection with the negotiation of the Applied Materials and Lam Research licenses, restructuring the Company and future licensing efforts, the Board of Directors authorized a $1,500,000 bonus payable to the Chairman of the Board. The bonus is not payable prior to June 30, 1999 and is conditional amongst other matters upon the Company having at least $8,000,000 of earnings before the deduction of interest, taxes, depreciation and amortization, computed in accordance with generally accepted accounting principles, during and for its two most recently

                           TRIKON TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SEPTEMBER 30, 1998 (C0NTINUED)


completed fiscal quarters taken as one period. This bonus has not been reflected in the financial statements to and at September 30, 1998 and will be charged to future earnings when it is probable that the financial and other conditions relating to the bonus will be met.

NOTE L: RESTRUCTURING

At December 31, 1997 the Company recorded a liability for certain restructuring costs related to the closure of its Chatsworth operations. For the three and nine months ended September 30, 1998, the restructuring liability has been reduced by actual payments as anticipated by the Company. At June 30, 1998, the Company set up an additional reserve of $1.8 million for future support costs relating to MORI(TM) equipment supplied to customers prior to the commencement of the restructuring. During the quarter ended September 30, 1998, support costs of $0.7 million relating to MORI equipment have been charged against this reserve, in line with Company estimates.

As a result of the Company's decision to substantially exit the MORI(TM) Etch business, the Company anticipates certain MORI(TM) Etch related product returns. Although the Company is not required to accept all such returns, the Company believes accepting returns may be necessary to maintain certain customer relationships. Accordingly, the sales return reserve recorded as of September 30, 1998 is management's estimate of the liability for MORI(TM) Etch products that may be returned due to the Company's decision to substantially exit the MORI(TM) Etch business. There have been payments made for sales returns of $0.75 million in the three and nine months ended September 30, 1998. Dallas Semiconductor Corporation ("Dallas Semiconductor") filed on April 9, 1998 an action against the Company in state court in Dallas County, Texas. The complaint alleges breech of warranty, fraud, negligent misrepresentation, and breech of contract regarding the purchase of two PMT Pinnacle Polysilicon Etch Systems from the Company. Dallas Semiconductor seeks damages of $8.0 million and exemplary damages of $16.0 million. The lawsuit was removed to federal court on May 7, 1998. In response, Dallas Semiconductor decided not to oppose the merits of the motion but instead exercise its "one time" right to amend its pleading under applicable law. On June 26, 1998, Dallas Semiconductor filed a first amended complaint setting forth its claims with greater specificity. The Company filed a motion to dismiss the amended claims on July 30, 1998. The Company believes that the claims are without merit and intends to vigorously defend them. At this early stage, the Company cannot determine the total expense or the ultimate outcome of the lawsuit. Although the Management does not believe the claim will have a material adverse effect on the Company's financial position, results of its operations or cash flow, there can be no assurance to that effect.

In the ordinary course of business and in connection with the Company's restructuring, the Company is involved in various types of claims and legal proceedings which will result in litigation or other legal proceedings. The Company does not anticipate that any of the proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flow.

NOTE M: EXTRAORDINARY GAIN

On May 14, 1998, the Company accepted for exchange $82.1 million principal amount of Convertible Notes tendered in the Exchange Offer (See Note J). The Convertible Notes were exchanged for 22,660,798 shares of Common Stock, 29,264.625 Series I Junior participating Preferred Stock and 2,855,754 Series H preferred Stock. The shares of Common Stock and equivalents had an average value of $0.66 each following the exchange. The extraordinary gain arising on the exchange is as follows (in thousands):

      Principal  amount of Convertible Notes exchanged.....       $82,103
      Interest waived......................................         3,635
                                                                  -------
      Value of Common Stock and equivalents issued.........        85,738
                                                                  (34,271)

                           TRIKON TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SEPTEMBER 30, 1998 (C0NTINUED)



      Series H Preferred Stock issued - principal amount...       (28,558)
      Convertible Note issuance costs written off..........        (1,916)
      Costs relating to the exchange offer.................          (700)
                                                                 --------
      Gain on exchange.....................................      $ 20,293
                                                                 --------

NOTE N: COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

During the nine months of 1998 and 1997, total comprehensive income (loss) amounted to $10.8 million and ($37.8) million, respectively.

During the three months ended September 30, 1998 and 1997, total comprehensive loss amounted to ($5.1) million and ($13.6) million, respectively.

                           TRIKON TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SEPTEMBER 30, 1998 (C0NTINUED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 with respect to the financial condition, results of operations and business of the Company. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including, without limitation, the availability of financial resources adequate for the Company's short-, medium- and long-term needs, the Company's ability to successfully implement its strategy of reorganizing its product lines and overall business, varying customer demand for the Company's new products and system products, potential material adverse effects on such demand resulting from the Company's licensing of its MORI(TM) source and Forcefill(R) physical vapor deposition ("PVD") technologies to Applied Materials, and its MORI(TM) source technology to Lam Research, supply and manufacturing constraints and costs, dependence on outside suppliers, the various effects on revenue, margins, inventories and operating expenses of reorganizing in the Company's product lines and overall business, the Company's ability to build and maintain adequate staff infrastructure in the area of PVD and chemical vapor deposition ("CVD") design, product engineering and development, sales and marketing, and administrations, customer warranty claims, slowing growth in the demand for semiconductors, challenges from the Company's competition, general economic conditions, including the economic downturn in Asia, year 2000 problems, and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively. The Company cautions that the foregoing list of important factors is not exclusive. In addition, such list of important factors speaks only as of the date hereof and the Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.

OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry.

On November 15, 1996, the Company acquired (the "Acquisition") Electrotech Limited and Electrotech Equipments Limited, privately-owned United Kingdom companies founded in 1968, for an aggregate consideration of $75.0 million in cash and 5.6 million shares of Common Stock, with an estimated fair market value of $70.7 million, based on the closing sale price of a share of Common Stock on the Nasdaq National Market on the last day prior to the public announcement of the parties' agreement to the terms of the Acquisition. During the second quarter of 1997, Electrotech Limited and Electrotech Equipments Limited changed their names to Trikon Technologies Limited and Trikon Equipments Limited (collectively, "Trikon Limited"). Trikon Limited develops, manufactures, markets and services semiconductor fabrication equipment with products and technologies for CVD, PVD and etch applications. The Acquisition expanded the Company's product lines and its sales and service organization which has enabled the Company to have a greater presence throughout the United States, Europe and Asia.

In the second half of 1997, in response to continuing losses, violations of debt covenants and the limited availability of financing, the Company began a restructuring effort that included exploring various strategic alternatives as to the future of the business. In October 1997, the Company announced a 20% reduction in its workforce. In November 1997, the Company sold worldwide, non-exclusive, paid up licenses of its MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials for $29.5 million. With the sale of the MORI(TM) source license, the Company began executing a plan to close its Etch Division located in Chatsworth, California, resulting in the termination of an additional 13% of its work force. In connection with the closure of the Chatsworth Etch operations and the sale of the licenses, the Company incurred during the fourth quarter of 1997, non-cash related charges of approximately $32.5 million for the write-off of certain accounts receivable, inventories and long-lived assets which due to the sale of the licenses and the decision to close the Etch Division had become impaired. In addition, due to the continuing losses, reduced sales and changes in the Company's business, since the acquisition of Trikon Limited, the Company wrote off, during the fourth quarter of 1997, approximately $32.3 million of intangible assets established in the allocation of the purchase price of Trikon Limited. The Company incurred certain cash related charges of approximately $18.3 million associated with the termination of employees of the

                           TRIKON TECHNOLOGIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SEPTEMBER 30, 1998 (C0NTINUED)


Etch Division and of the Company's worldwide operations, closing of the Chatsworth Etch operations and anticipated product returns. During the three and nine months ended September 30, 1998, the Company settled approximately $1.1 million and $4.4 million, respectively, of the accrued restructuring costs. At June 30, 1998, the Company reserved a further $1.8 million to meet future customer support costs associated with MORI(TM) equipment supplied to customers prior to closure of the MORI(TM) etch division. Approximately $0.7 million of these costs have been charged to this reserve in the quarter ended September 30, 1998. The Company anticipates approximately $1.5 million of the remaining restructuring liabilities at September 30, 1998 will be paid in 1998, $3.0 million in 1999, and the balance thereafter. Actual payments of remaining restructuring liabilities could vary significantly depending on the Company's cash flows and continuing negotiations with its customers. As a result of the closure of the Chatsworth Etch operations, operating costs for the first three quarters of 1998 are significantly reduced by comparison with the same periods of 1997. Costs of $97.6 million relating to the restructuring of the Company were charged in the consolidated Statement of Operations for the year ended December 31, 1997. The above-described charges to earnings and reserves reflect the estimates and assumptions of management, and there can be no assurance that the provisions and allowances are adequate. If actual costs are greater than the provisions and allowances, then it will materially and adversely affect its results of operations.

Severance costs of $0.5 million in respect of 63 redundancies announced in the quarter have been charged to operations in the third quarter of 1998.

As a result of the restructuring, the remaining business consists of the worldwide operations of Trikon Limited, the Company acquired by Trikon on November 15, 1996, with headquarters located in the United Kingdom.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                       Three months ended                    Nine months ended
                                               ----------------------------------  ------------------------------------
                                                 September 30,     September 30,      September 30,      September 30,
                                                     1998             1997               1998                1997
                                               ----------------  ----------------  ----------------   -----------------
Product revenues...............................     100.0%           100.0%              66.6%              100.0%
License revenues...............................        --               --               33.4                  --
                                                   ------           ------             ------              ------
Total revenues.................................     100.0            100.0              100.0               100.0
Cost of goods sold.............................      72.2             72.4               48.1                72.3
                                                   ------           ------             ------              ------
Gross margin...................................      27.8             27.6               51.9                27.7

Operating expenses:
     Research and development..................      45.9             33.6               21.4                30.7
     Selling, general and administrative.......     120.1             77.6               52.1                57.6
     In-process technology.....................        --               --                 --                  --
     Restructuring costs.......................        --               --                6.2                  --
     Amortization of intangibles...............        --              7.2                 --                  --
                                                   ------           ------             ------              ------
Total operating expenses.......................     166.0            118.4               79.7               101.3
                                                   ------           ------             ------              ------
Loss from operations...........................    (138.2)           (90.8)             (27.8)              (73.7)
Interest income (expense), net.................      12.7            (22.2)              (7.7)              (17.3)
                                                   ------           ------             ------              ------
Loss before income tax benefit and
     extraordinary item........................    (125.5)          (113.0)             (35.5)              (91.0)
Income tax benefit.............................        --             (6.6)              (0.7)               (8.6)
                                                   ------           ------             ------              ------
Net loss before extraordinary item.............    (125.5)%         (106.4)%            (34.8)%             (82.4)%
                                                   ======           ======             ======              ======

PRODUCT REVENUES. Product revenues for the third quarter of fiscal 1998 decreased 65% to $4.5 million compared to $12.7 million for the third quarter of fiscal 1997. During the third quarter of fiscal 1998, the Company shipped one Omega etch system and two MORI modules as compared to one Sigma PVD, one ND and three Flowfill CVD, two Omega(TM) etch, and one MORI system during the third quarter of fiscal 1997. Revenues from product sales for the nine month period ended September 30, 1998 decreased by 54% to $20.0 million as compared to $43.7 million for the nine months ended September 30, 1997. Product sales decreased as a result of the shipment of eight systems, including one MORI etch system in the nine months ended September 30, 1998 as compared to twenty-two systems, including five MORI etch systems in the nine months ended September 30, 1997.

Sales outside of the United States accounted for approximately 77% of total revenues in the third quarter of 1998 and 88% of total revenues in the third quarter of 1997. Sales outside of the United States accounted for approximately 48% of total revenues in both the nine months ended September 30, 1998 and 1997. Excluding the license revenues, sales outside the United States accounted for 73% and 48% of product revenues for the nine months ended September 30, 1998 and 1997, respectively. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States will also fluctuate significantly from quarter to quarter.

LICENSE REVENUES. License revenues in the nine months ended September 30, 1998, comprise the sale of a non-exclusive worldwide license of MORI(TM) source technology to Lam Research Corporation (see Note I to Notes to Condensed Consolidated Financial Statements).

GROSS MARGIN ON PRODUCT REVENUES. The Company's gross margin on product revenues for the three and nine months ended September 30, 1998 and the three and nine months ended September 30, 1997 was 28%. The relatively low gross margin for the third quarter of fiscal 1998 was due to the low level of production and product sales which has resulted in under-recovery of manufacturing overhead. The gross margin for the nine months ended September 30, 1998 has also been adversely affected by a $0.6 million write-down of inventory considered redundant. Excluding this write-down the gross margin for the nine months would have been 31%. The gross margin for the three and nine months ended September 30, 1997 was adversely affected by charges of $0.6 million and $4.4 million respectively arising from the application of a write-up of Trikon Limited inventory on hand as of November 15, 1996 and sold during those periods as required by Accounting Principles Board Opinion No. 16 ("APB No. 16"). The gross margin for the three and nine months ended September 30, 1997, excluding the APB No. 16 write-ups was 32% and 38% respectively. Gross margins will continue to be adversely impacted by issues related to weakened product demand such as unabsorbed manufacturing overhead associated with reduced units sold in the remainder of 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarter of fiscal 1998 were $2.1 million, or 46% of total revenues, compared to $4.3 million, or 34% of total revenues, for the third quarter of fiscal 1997. Included in research and development expenses during the third quarter of fiscal 1997 is $2.0 million related to the Chatsworth Etch division. For the nine months ended September 30, 1998, research and development expenses were $6.4 million, or 21% of total revenues, as compared to $13.4 million, or 31% of total revenues, for the nine months ended September 30, 1997. During the nine months ended September 30, 1998 research and development expenses were 32% of product revenues. The major focus of the Company's research and development efforts during the first nine months of fiscal 1998, was on the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of fiscal 1998 were $5.4 million, or 120% of total revenues, compared to $9.8 million, or 78% of total revenues, in the third quarter of fiscal 1997. In the nine months to September 30, 1998, selling, general and administrative expenses were $15.6 million or 52% of total revenues, compared to $25.2 million or 58% of total revenues in the nine months ended September 30, 1997. Selling, general and administrative costs for the quarter ended September 30, 1998 included severance costs of $0.5 million and deferred compensation costs of $0.4 million relating to the issue of restricted Common Stock to the Company Chairman. The dollar decreases were primarily due to the reduced overhead resulting from the closure of the Chatsworth Etch operations.

INCOME (LOSS) FROM OPERATIONS. The Company realized a $6.2 million loss from operations in the third quarter of fiscal 1998, as compared with a $11.5 million loss from operations in the third quarter of fiscal 1997. The loss from operations in the third quarter of fiscal 1998 was due primarily to weak product demand resulting in reduced product revenues and lowered gross margins and to a charge for severance costs of $0.5 million. For the nine months ended September 30, 1998 the Company realized a $8.3 million loss from operations, compared with a $32.2 million loss from operations for the nine months ended September 30, 1997. The Company anticipates that operating results will continue to be unfavorably impacted by weak product demand during the remainder of fiscal 1998.

INTEREST INCOME (EXPENSE), NET. Interest income, net amounted to $0.6 million in the third quarter of fiscal 1998 compared with interest expense, net of $2.8 million in the third quarter of fiscal 1997. Interest income, net in the third quarter of 1998 includes a credit of $0.6 million being the amount of penalties waived by the holders of shares in the CVD Partnership less the value of shares of Common Stock issued to them calculated at the closing share price on the date of the agreement. The reduction in interest expense between the third quarter of 1997 and the third quarter of 1998 arises from the repayment and non-utilization of the Working Capital Facility since November 1997 and the exchange for equity of approximately $82.1 million of convertible unsecured loan notes on May 14, 1998. Interest expense for the three months and nine months ended September 30, 1998 is net of interest income of $0.1 million and $0.5 million, respectively. Interest expense for the three and nine months ended September 30, 1997 is net of interest income of $0.1 million and $0.6 million, respectively.

INCOME TAXES. The Company recorded no tax benefit or charge in the three months ended September 30, 1998 and a tax benefit of $0.2 million in the nine months ended September 30, 1998 compared to a $0.8 million tax benefit in the third quarter of fiscal 1997 and a $3.7 million benefit for the nine months ended September 30, 1997.

The tax benefit in the nine months ended September 30, 1998 represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and no tax liability on domestic profits which are fully absorbed by tax losses brought forward. In the second fiscal quarter of 1997, the tax benefit represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and the reversal of deferred tax credits established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Electrotech assets acquired.

The Company's ability to use its domestic and foreign net operating losses and credit carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and similar state provisions.

Upon closing of the Exchange Offer (defined in Note J of Notes to Unaudited Condensed Consolidated Financial Statements), a change of ownership occurred under section 382 of the Internal Revenue Code, which will substantially limit the availability of the Company's net operating loss carryforward. Due to the limitation, a substantial amount of net operating loss carryforward may expire unused.

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

EXTRAORDINARY GAIN

On May 14, 1998, the Company accepted for exchange approximately $82.1 million principal amount of Convertible Notes tendered in the Exchange Offer (see Note J of Notes to Unaudited Condensed Consolidated Financial Statements). The Convertible Notes were exchanged for 22,660,798 shares of Common Stock, 29,264.625 shares of Series I Junior participating Preferred Stock and 2,855,754 shares of Series H preferred Stock. The shares of Common Stock and equivalents had an average value of $0.66 each following the exchange. The extraordinary gain arising on the exchange is as follows (in thousands):

      Principal  amount of Convertible Notes exchanged.....     $ 82,103
      Interest waived......................................        3,635
                                                                --------
                                                                  85,738
      Value of Common Stock and equivalents issued.........      (34,271)
      Series H Preferred Stock issued - principal amount...      (28,558)
      Convertible Note issuance costs written off..........       (1,916)
      Costs relating to the exchange offer.................         (700)
                                                                --------
      Gain on exchange.....................................     $ 20,293
                                                                --------

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had $8.3 million in cash and cash equivalents, compared to $9.3 million at December 31, 1997. The decrease in cash and cash equivalents resulted from cash generated from operating activities of $0.3 million, less cash used in investing activities of $0.3 million and cash used in financing activities of $1.0 million.

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

On November 12, 1997, in connection with the sale of licenses to Applied Materials, the Company entered into a pay-off agreement (the "Pay-off" Agreement) with its domestic and U.K. lenders relating to the Working Capital Facility. Under the terms of the Pay-off Agreement, the Company made payments in the aggregate of approximately $12.5 million (including all outstanding principal and interest due at November 12, 1997) to its lenders under the Working Capital Facility, the lenders under the Working Capital Facility released all of their liens on the assets of the Company and the Working Capital Facility and all of the Company's obligations under the Working Capital Agreement were terminated. In order to collateralize certain obligations of Trikon Limited relating to bankers guarantees and a credit facility with the Company's U.K. lender, the Company provided cash collateral of approximately $1.4 million to the U.K. lender. As of September 30, 1998, the cash collateral provided was $1.1 million.

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

During the nine months ended September 30, 1998, Trikon Limited made the final repayment on a term-loan from Lloyd's Bank PLC which was secured by property in Bristol, United Kingdom.

In connection with the Acquisition of Trikon Limited, the Company issued $86,250,000 of 7-1/8% Convertible Subordinated Notes due 2001 (the "Convertible Notes").

On April 14, 1998, the Company commenced an exchange offer (the "Exchange Offer") for all of the outstanding Convertible Notes, Series G Preferred Stock and warrants to purchase its Common Stock issued in connection with the placement of the Series G Preferred Stock (the "Warrants"). The Exchange Offer expired on May 14, 1998, and immediately thereafter, the Company accepted for conversion $82,103,000 principal amount of Notes (approximately 95% of the aggregate principal amount outstanding). The holders of $4,147,000 principal amount of Notes did not accept the Exchange Offer and those Notes remain outstanding. The holders of more than two-thirds of the Series G Preferred Stock accepted the Exchange Offer and in accordance with the terms of the Exchange Offer all 2,962,032 outstanding of Series G Preferred Stock were exchanged for shares of Common Stock. The Company has also accepted for exchange all 888,610 Warrants outstanding. As outlined in the offering document issued in connection with the Exchange Offer, the Company did not pay interest of $3.3 million accrued to and due on April 15, 1998. Interest was paid to the holders of the Convertible Notes which did not accept the Exchange Offer on May 15, 1998. In accordance with the terms of the Exchange Offer, accrued and unpaid interest on Convertible Notes accepted in the Exchange Offer has not been paid and was included in the calculation of the profit or loss arising on the exchange of the Convertible Notes.

The Company anticipates that it will spend up to $0.2 million for capital expenditures for the months remaining in fiscal 1998. This is expected to comprise routine replacement of capital items.

During 1997, following significant losses from operations, negative cash flows from operating activities, and violations of debt covenants, the Company's working capital facility was terminated (see Note G to Unaudited Condensed Consolidated Financial Statements above). The Company does not currently have a credit facility with any lenders. In response to these conditions the Company sold licenses of its technologies, restructured its operations, and consummated the exchange offer discussed in Note J to the Notes to the Unaudited Condensed Consolidated Financial Statements. Management believes that these actions and the cash flow from future operations will be sufficient to fund the Company's operations. However, any increase in costs or decrease or elimination of anticipated sources of revenues or the inability of the Company to successfully implement management's plans would raise significant doubt as to the Company's ability to fund its operations in the ordinary course.

YEAR 2000

The Company has carried out a review of computer hardware and software used by the Company for information purposes. The Company believes that all critical hardware used by the Company is year 2000 compliant. Certain of the proprietary software used by the Company is not year 2000 compliant and in those cases the Company has received assurances from the suppliers that compliance upgrades will be provided in a timely manner. Non-information technology hardware and software used in factory and office management systems have been reviewed and are compliant where appropriate.

Many of the Company's products include hardware/software which has either been produced by the Company or supplied by outside vendors. The Company does not consider that the year 2000 issue is relevant to the continued safe operation of these products. The Company is carrying out Sematech year 2000 readiness tests on these products to ensure compliance. To date the Omega etch product has achieved compliance, the Sigma product has passed approximately 80% of the tests and the Planar product has yet to commence testing. The Company believes that all products will have been fully tested before March 31, 1999.

The Company has circulated compliance questionnaires to relevant suppliers, which address continuity of supply and compliance of past and present product. Non-compliant responses are being investigated.

The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and, based on the information currently available, does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the period covered by this Report, there have been no material developments in the legal proceeding initiated by Dallas Semiconductor Corporation against the Company. Reference is made to the report regarding such legal proceeding in Item 1 of Part II of the Company's Form 10-Q for the quarterly period ended June 30, 1998.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On September 15, 1998, pursuant to Amendment No. 2 to Partnership Interest and Share Purchase Agreement, dated the same date, among the Company and SBIC Partners, Norwest Equity Partners and R&M Partners/CVD, G.P. (collectively, the "Holders of CVD Partnership Shares"), the Company issued 300,000 shares of Common Stock to the Holders of CVD Partnership Shares in exchange for the termination of certain registration rights, the relinquishment of any right to liquidated damages under the Partnership Interest and Share Purchase Agreement, dated June 30, 1997, as amended, among the Company and the Holders of CVD Partnership Shares (the "CVD Purchase Agreement") and the release of the Company from any liability or claim arising from or relating to the CVD Purchase Agreement. (See Note D to Notes to Condensed Consolidated Financial Statements.) Such shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

ITEM 5: OTHER INFORMATION

On November 11, 1998, the Company was notified that the Nasdaq Listing Qualifications Panel had denied its request for continued listing on the Nasdaq National Market. After the close of business on November 11, 1998, the Company's common stock was delisted from the NASDAQ National Market due to a failure to meet quantitative continued listing requirements with respect to bid price and market value of public float. Effective November 12, 1998, the Company's common stock is traded on the OTC Bulletin Board under the trading symbol "TRKN."

ITEM 6. EXHIBITS

     (a)    The following exhibits are included herein:

     Number     Description
     ------     -----------

      10.1 Amendment No. 2 to Partnership Interest and Share Purchase Agreement, dated September 15, 1998, among the Company, SBIC Partners, Norwest Equity Partners and R&M Partners/CVD, G.P.

      27.1      Financial Statement Data

                           TRIKON TECHNOLOGIES, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date:  November 12, 1998                        /s/ Nigel Wheeler
                                                --------------------------------
                                                Nigel Wheeler
                                                President and Director

                           TRIKON TECHNOLOGIES, INC.

                                 EXHIBIT INDEX

   Exhibit No.    Page No.    Description
   ----------     -------     -----------
      10.1                    Amendment No. 2 to Partnership Interest and Share
                              Purchase Agreement, dated September 15, 1998, among the Company, SBIC Partners, Norwest Equity
                              Partners and R&M Partners/CVD, G.P.

      27.1                    Financial Statement Data