Form 10-K
period 1998-12-31
TRIKON TECHNOLOGIES INC
filed 1999-03-30
CIK 868326

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998
                                      or

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from       to

                        Commission file number 0-26482

                               ----------------
                           TRIKON TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                       95-0454321
 (State or other jurisdiction of incorporation
               or organization)                       (I.R.S. Employer Identification No.)

          Ringland Way, Newport, South Wales NP6 2TA, United Kingdom
                   (Address of principal executive offices)

                              +44 (0)1633 414 000
              Registrant's telephone number, including area code

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

                               ----------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 22, 1999, based on the closing price of the Common Stock as recorded on the OTC Bulletin Board on such date, was approximately $4,176,775. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 22, 1999, the registrant had outstanding 94,023,835 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           TRIKON TECHNOLOGIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                      For the year ended December 31, 1998

                                                                           Page
                                                                           ----
 PART I..................................................................    1
    Item 1.  Business...................................................     1
    Item 2.  Properties.................................................    11
    Item 3.  Legal Proceedings..........................................    12
    Item 4.  Submission of Matters to a Vote of Security Holders........    12

 PART II.................................................................   13
    Item 5.  Market for Registrant's Common Equity and Related
             Shareholder Matters........................................    13
    Item 6.  Selected Consolidated Financial Data of Trikon.............    13
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations of Trikon........................    16
    Item 7A. Quantative and Qualitative Disclosure About Market Risk....    30
    Item 8.  Financial Statements and Supplementary Data................    30
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    30

 PART III................................................................   31
    Item 10. Directors and Executive Officers of Trikon.................    31
    Item 11. Executive Compensation.....................................    32
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    39
    Item 13. Certain Relationships and Related Transactions.............    40

 PART IV.................................................................   43
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
             8-K........................................................    43

                                    PART I

  This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, product demand and market acceptance, uncertainty about the effectiveness of the restructuring and the adequacy of the provisions made in connection with the restructuring, exposure to the economic downturn in Asia and continued overcapacity in the DRAM market, as well as those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation-- Factors Affecting Operating Results" and elsewhere in this Report.

ITEM 1. BUSINESS

  Trikon Technologies, Inc. and its subsidiaries ("Trikon" or the "Company") develop, manufacture, market and service semiconductor processing equipment for the worldwide semiconductor manufacturing industry.

  The Company's products are used for chemical vapor deposition (CVD), sputtering--a type of physical vapor deposition (PVD)--and etch applications and are sold to semiconductor manufacturers worldwide. Trikon currently offers leading-edge products including the Planar 200(R) Flowfill(TM) system for inter-metal dielectric CVD and the Sigma(R) sputter system for PVD, with optional Forcefill(R) module. Trikon's CVD process technology, Flowfill(TM), forms high quality silicon dioxide layers which possess the properties of both gap fill and planarization. Forcefill(R) technology allows manufacturers to eliminate the use of multistep CVD tungsten-plug based metallization processes and to utilize an entirely aluminum-based PVD multi-level metal scheme in sub-0.5 micron Integrated Circuit (IC) manufacturing. Trikon also offers various products for the etch market, including its Omega(R) Inductively Coupled Plasma (ICP) system and its patented M^RI(TM) source technology for dielectric, polysilicon and metal etch applications in the fabrication of semiconductor devices. The Company's headquarters are in Newport, United Kingdom.

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

  Formation of the CVD Partnership. On March 29, 1996, Trikon, as limited partner, entered into the Agreement of Limited Partnership of PMT CVD Partners, L.P. (the "CVD Partnership") with CVD Inc., as general partner, and SBIC Partners, L.P. ("SBIC Partners"), Norwest Equity V ("Norwest") and R&M Partners/CVD, G.P., each as a limited partner (collectively, the limited partners are referred to as the "Limited Partners"). The CVD Partnership was sponsored by Trikon to fund research and development costs and expenses relating to CVD technology and applications using M^RI(TM) source technology. An aggregate of $5,350,000 was invested by the Limited Partners in the CVD Partnership to fund such research and development, which was to be performed by Trikon under an agreement with the CVD Partnership.

  Convertible Subordinated Note Offering. On October 7, 1996, the Company issued and sold 7 1/8% Convertible Subordinated Notes Due 2001 (the "Convertible Notes") in the aggregate amount of $86,250,000 to Salomon Brothers Inc (which has merged with a subsidiary of Travellers Group Inc. to form Salomon Smith

Barney Holdings Inc.) and Unterberg Harris (which has been renamed C.E. Unterberg Towbin) (the "Initial Purchasers") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The Initial Purchasers then offered and sold the Convertible Notes to persons reasonably believed by the Initial Purchasers to be "qualified institutional buyers" as defined by Rule 144A under the Securities Act, other institutional "accredited investors" as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act or in transactions complying with provisions of Regulation S under the Securities Act. A portion of the net proceeds from the issuance and sale of the Convertible Notes were used by the Company to pay the cash portion of the purchase price paid to the shareholders of Trikon Limited (as hereinafter defined) in the Acquisition (as hereinafter defined). In connection with the issuance and sale of the Convertible Notes, the Company agreed with the Initial Purchasers, for the benefit of the Initial Purchasers and the holders of the Convertible Notes from time to time, to prepare, file and cause a shelf registration statement covering the Convertible Notes and the shares of Common Stock issuable upon the conversion of the Convertible Notes to become effective within 90 days after the closing date of the offering of the Acquisition (the "Original Offering"). Because the Company did not cause such a shelf registration statement to become effective within the required time period, the Company was subject to the payment of liquidated damages until such a shelf registration statement became effective. The liquidated damages were calculated at a rate of one-half of one percent (50 basis points) per annum of the aggregate principal amount outstanding of the Convertible Notes. In accordance with the Exchange Offer (see below), the liability for liquidated damages was terminated effective April 15, 1998.

  Working Capital Facility. On November 15, 1996, in preparation for the Acquisition, the Company entered into a senior secured facility (the "Working Capital Facility") with certain banks (the "Lending Banks") in the United States and United Kingdom that permitted the Company to borrow up to an aggregate of $35.0 million, subject to certain borrowing base limitations based upon eligible accounts receivable. The Working Capital Facility contained sub-facilities which provided for the issuance of letters of credit up to $4.0 million ($3.0 million in the United Kingdom and $1.0 million in the United States) and an overdraft line of credit up to 2.5 million British pounds. The working capital facility was paid off on November 12, 1997 (see Pay-off Agreement below).

  Electrotech Acquisition. On November 15, 1996, the Company completed the acquisition (the "Acquisition") of 100% of the outstanding capital stock of Electrotech Limited, an English corporation, Electrotech Equipments Limited, an English corporation, and, directly or indirectly, each subsidiary thereof for an aggregate consideration of $145.7 million, excluding approximately $8.0 million in acquisition costs, consisting of $75 million in cash and 5.6 million shares of newly issued Common Stock having a fair market value of $70.7 million, based on the $12.625 per share closing price for the Common Stock on July 17, 1996, the last day prior to the public announcement of the Acquisition. The net proceeds from the sale of the Convertible Notes in the Original Offering were used by the Company to substantially fund the cash needed with respect to the Acquisition. In connection with the Acquisition, Christopher D. Dobson, formerly the principal shareholder of Electrotech Limited and Electrotech Equipments Limited (collectively, "Electrotech"), became the Chairman of the Board of Directors of Trikon, and Nigel Wheeler, formerly the President of Electrotech became the President, Chief Operating Officer and a director of Trikon. Subsequent to the Acquisition, Electrotech Limited and Electrotech Equipments Limited formally changed their names to Trikon Technologies Limited and Trikon Equipments Limited. As a result of the Acquisition, each of Trikon Technologies Limited and Trikon Equipments Limited became a direct, wholly-owned subsidiary of the Company. Trikon has since reorganized its ownership of Trikon Technologies Limited and Trikon Equipments Limited such that Trikon Technologies Limited and Trikon Equipments Limited are directly owned by holding companies (collectively, with Trikon Technologies Limited and Trikon Equipments Limited, referred to as "Trikon Limited") that, in turn, are directly wholly-owned by Trikon. Unless the context otherwise required, all references herein to "Trikon" or the "Company" include Trikon Limited with respect to all periods on or after November 15, 1996.

  Name Change. On March 31, 1997, the Company changed its name from Plasma & Materials Technologies, Inc. to Trikon Technologies, Inc.

  Series G Preferred Stock Private Placement. Effective June 30, 1997, the Company offered and sold 2,962,032 shares of its Series G Preferred Stock to investors at a price of $6.75 per share in a transaction exempt from the registration requirements of the Securities Act (the "Series G Private Placement"). The investors in the Series G Private Placement also received a total of 888,610 presently exercisable three-year warrants to purchase Common Stock, at a price of $8.00 per share (the "Series G Warrants"). The Series G Private Placement resulted in net proceeds of approximately $19,349,000 to the Company.

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

  In connection with the purchase of all of the outstanding interests in the CVD Partnership and its corporate general partner, the Company agreed to cause a registration statement covering the shares issued to the Limited Partners on June 30, 1997 to be filed under the Securities Act, and to become effective on or prior to September 1, 1997. In the event that the Company did not cause a registration statement covering the CVD Partnership Shares to become effective on or prior to September 1, 1997, the Company agreed pursuant to the original terms of the CVD Purchase Agreement to pay the holders of CVD Partnership Shares liquidated damages comprised of a one-time fee of $75,000, and an amount equal to $2,500 per day for each day after September 1, 1997 and prior to the effective date of a registration statement.

  On December 12, 1997, the Company and the holders of the CVD Partnership Shares amended the CVD Purchase Agreement to provide for (i) the immediate payment of liquidated damages accrued through November 1, 1997 of $225,000,
(ii) no further incurrence of liquidated damages should a registration statement be effective by March 15, 1998, (iii) in the event Trikon does not cause a registration statement to become effective by March 15, 1998, resumption of liquidated damages accruing at a rate of $2,500 for each day thereafter until a registration statement becomes effective, and (iv) should a registration statement not be effective by April 1, 1998, Trikon becoming obligated to pay the Limited Partners liquidated damages for the period between November 1, 1997 and March 15, 1998, of $335,000. On September 15, 1998, pursuant to a second amendment to the CVD Purchase Agreement, the Company issued 300,000 shares of Common Stock to the holders of CVD Partnership Shares in exchange for the termination of their registration rights, the relinquishment of any right to liquidated damages under the CVD Purchase Agreement, including those accrued to the date of the second amendment, and the release of the Company from any liability or claim arising from or relating to the CVD Purchase Agreement.

  Pay-off Agreement. At December 31, 1996 and March 31, 1997, the Company was out of compliance with certain financial ratios and covenants established under the Working Capital Facility. The Lending Banks under the Working Capital Facility had granted the Company a waiver of such financial ratios and covenants for the year and quarter then ended. Concurrent with the closing of the Series G Private Placement, the Company entered into an amendment agreement with its lending banks to amend its Working Capital Facility, which amendment, among other things, revised certain financial ratios and covenants as to which the Company had previously been in default. In connection with and as consideration for the amendment, the Company issued to the Lending Banks and their administrative agent warrants to purchase an aggregate of 178,182 shares of Common Stock at an exercise price of $6.75 per share. At June 30, 1997 and September 30, 1997, the Company was again out of compliance with certain financial ratios and covenants under the amended Working Capital Facility. As a result of the Company being in default under the amended Working Capital Facility, the Lending Banks issued on October 7, 1997 a payment blockage notice to the holders of the Convertible Notes (the "Payment Blockage Notice"). The Payment Blockage Notice prevented the payment of principal or interest due and payable under the Convertible Notes on October 15, 1997. On November 12, 1997, the Company entered into a pay-off agreement (the "Pay-off Agreement") with the Lending Banks under the Working Capital Facility. Under the terms of the Pay-off Agreement, the Company made payments in the aggregate of approximately $12.5 million (including all outstanding principal and interest due at November 12, 1997) to the Lending Banks under the Working Capital Facility, the Lending Banks under the Working Capital Facility released all of their liens on the assets of the Company, the Working Capital Facility and all of the Company's obligations under the Working Capital Agreement were terminated, and the Payment Blockage Notice was cancelled.

  Non-Exclusive Licenses of Technology to Applied Materials. On November 12, 1997, the Company granted non-exclusive, worldwide, paid-up licenses of its M^RI(TM) source and Forcefill(R) PVD technologies to Applied Materials for a total consideration of $29.5 million. The license agreements with Applied Materials do not preclude the Company from utilizing, or licensing to other third parties, the licensed technologies.

  Restructuring of Operations. On November 12, 1997, the Company announced the closure of its M^RI etch division located in Chatsworth, California and the sale of non-exclusive licenses of M^RI(TM) source and Forcefill PVD technologies to Applied Materials. The restructuring of the M^RI etch division, the shutdown of operations in Chatsworth, and other impairment write-downs of the intangible assets established upon the acquisition of Trikon Limited, resulted in charges to earnings in 1997 aggregating $77.6 million.

  Non-Exclusive License of Technology to Lam Research. On March 18, 1998, the Company granted a non-exclusive, worldwide license of its M^RI(TM) source technology to Lam Research. Under the terms of the license agreement, Lam Research will pay up to $20.0 million, $13.0 million of which has been paid in 1998 and $7.0 million of which consists of future contingent payments and royalties. The license agreement does not preclude Trikon from utilizing, or licensing to other third parties, the licensed technology.

  Exchange Offer. On April 14, 1998 the Company commenced an exchange offer (the "Exchange Offer") for all of the outstanding Convertible Notes, Series G Preferred Stock and Series G Warrants, and filed a Schedule 13E-4 with the Securities and Exchange Commission. The Exchange Offer expired on May 14, 1998, and immediately thereafter, the Company accepted for exchange or conversion all validly tendered Convertible Notes, Series G Preferred Stock and Series G Warrants. $82,103,000 principal amount of Convertible Notes (approximately 95% of the aggregate principal amount outstanding), 2,873,143 shares of Series G Preferred Stock (approximately 97% of the total shares outstanding) and 866,388 Series G Warrants (approximately 97% of the Series G Warrants outstanding) had been validly tendered for exchange. Because more than two-thirds of the outstanding shares of Series G Preferred Stock tendered, in accordance with the terms of the Certificate of Determination of the Company establishing the rights, preferences and privileges of the Series G Preferred Stock, all other outstanding shares of Series G Preferred Stock automatically converted into shares of Common Stock. The Company subsequently exchanged the remaining 22,222 Series G Warrants on the same terms as those already tendered. The $82,103,000 principal amount of Convertible Notes tendered were exchanged for 22,660,798 new shares of Common Stock, 2,855,754 new shares of Series H Preferred Stock, $10 stated amount per share, and 29,264.625 new shares of Series I Junior Participating Preferred Stock. The shares of Series G Preferred Stock and Series G Warrants were exchanged for 7,183,224 new shares of Common Stock and 7,997.489 new shares of Series I Junior Participating Preferred Stock. The Series H Preferred Stock will be redeemable at the option of the Company for cash on June 30, 2001, at a redemption price equal to the stated amount and the holders of the Series H Preferred Stock will be entitled to receive dividends at an annual rate of 8 1/8% of the stated amount payable annually, at the option of the Company, in cash or additional shares of preferred stock or any combination thereof. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved.

  In connection with the consummation of the Exchange Offer, the Company agreed to issue 5,015,811 shares of restricted Common Stock and 6,476.995 shares of restricted Series I Preferred Stock to the Company's Chairman of the Board. Subject to certain conditions, the restricted stock will vest one hundred percent (100%) upon the earlier of (i) May 14, 2003, or (ii) the sale of all or substantially all of the assets of the Company.

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

  In conjunction with the Exchange Offer, the Company did not pay accrued and unpaid interest of $3.3 million due on the $82.103 million of Convertible Notes accepted in the Exchange Offer. Interest due to holders of Convertible Notes which did not accept the Exchange Offer was paid on May 15, 1998.

  The Exchange Offer has been accounted for under SFAS No. 15 "Troubled Debt Restructuring". As a result of the Exchange Offer, the Company recognized an extraordinary gain of $20.3 million in the Consolidated Statement of Operations for the year ended December 31, 1998.

  Reduction in Work Force. On September 11, 1998, the Company announced a reduction in work force of 73 employees and additional cost cutting measures.

  New Chief Executive Officers. In May 29, 1998, the Company announced the appointment of Tom McKee as Chief Executive Officer and director of the Company. On September 7, 1998, Tom McKee resigned as Chief Executive Officer and director for personal reasons. Effective October 27, 1998, the Company appointed Nigel Wheeler as Chief Executive Officer of the Company. Mr. Wheeler continues to serve on the Board of Directors.

  Delisting from The Nasdaq National Market. Since April 9, 1998, the bid price of the Company's shares of Common Stock has been below $1 per share and consequently the Company was out of compliance with the minimum bid price requirement of The Nasdaq Stock Market for listing on the Nasdaq National Market. On November 11, 1998, following a hearing before the Nasdaq Listing Qualification Panel, the Company's shares of Common Stock were delisted from the Nasdaq National Market. The Company's shares of Common Stock are now quoted on the OTC Bulletin Board.

Products

  Trikon offers a line of single chamber and cluster semiconductor processing tools which are designed to meet the varying requirements of its customers for metal deposition, CVD of dielectric films, high density plasma etching of dielectric, polysilicon and metal films and dry developing of photoresist. Trikon's line of equipment includes the Planar 200(R) Flowfill(TM) system, the Sigma Forcefill(TM) system, the Delta 201 system, and the Omega(R) 201-2 system.

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

  Because of the difficulties of dielectic gap fill, alternative processes are under development or have been developed by competitors and semiconductor manufacturers. These processes rely on an alternative process flow to subtractive etching known as "inlay' or "damascene' whereby the dielectric is firstly deposited and then metal features etched into the dielectric. Metal is then deposited into these features and surplus metal above these features removed by an etching process; typically chemical mechanical polishing (CMP). Whilst Flowfill(TM) is compatible with CMP, the adoption of CMP negates any gap fill advantages Flowfill(TM) may have over alternatives.

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

 Physical Vapor Deposition

 Sigma

  Layers of metal alloys can be deposited by Trikon's Sigma product line, a PVD machine with multiple process chambers. Such equipment deposits a uniform layer of very pure interconnect metal on the whole surface of the semiconductor wafer by a process known as sputtering. Subsequent lithography and etching turns this layer into an intricate pattern of interconnect wiring on the many individual semiconductor devices, each a complex and integrated functioning circuit. Sigma is designed to be one of the cleanest PVD systems on the market, with particular application in multi-layer metallization. Recently a pulsed PVD process has been developed and sold for the deposition of very high quality dielectics at temperatures lower than CVD techniques. The selling price for the Sigma system ranges from approximately $2.0 million to approximately $2.5 million, depending on the configuration of the system.

 Sigma Forcefill(R)

  The Sigma Forcefill(R) system was developed to extend Trikon's standard Sigma metallization product capability into the sub-0.5 micron market. The Forcefill(R) technology is used with traditional PVD techniques and eliminates the standard use of tungsten for the contact hole plugging. The process can be carried out on a standard Sigma series system with an attached Forcefill(R) module, which involves depositing a layer of aluminum and transferring, the wafer under vacuum to the Forcefill(R) module where the aluminum is heated and forced under very high pressure into the hole, thus achieving a void-free fill. Forcefill(R) allows manufacturers to eliminate the use of CVD tungsten and to utilize an entirely aluminum-based multi-level metal scheme.

  In March 1997, Trikon received indications from a significant customer that the customer intended to place substantial orders for Forcefill(R) systems in the second half of 1997. These orders were not received as a result of difficulties of using a contact plug of the same material as the interconnect with the zero overlay design rules. Such design rules allows a contact plug to be partially uncovered by an interconnect line. As a result, when the interconnect line is etched, the contact plug is exposed. If the contact plug is made of the same material as the interconnect line, it too etches. The recent development of damascene processing where the interconnect metal is inlaid into insulating layers, rather than etched, removes this problem with respect to Forcefill(R) technology. However, presently, CVD copper is the most favored metal deposition for damascene processing.

  The average selling price of the Sigma Forcefill(R) system ranges from approximately $3.5 million to approximately $4.0 million, depending on the configuration of the system.

 Etch

 Omega(R) 201-2

  The Omega(R) etch platform utilizes the Company's field proven 200 series hardware in a compact single chamber configuration minimizing the cleanroom space required. The system is offered with a range of etch technologies including Trikon's M^RI(TM) and Inductively Coupled Plasma ("ICP"). This choice of process chambers means the Company can meet all process needs at all technology levels. The price of Trikon's Omega(R) etch system ranges from $800,000 to $1,400,000, depending on the configuration of the system.

Customers

  The Company sells its systems to semiconductor manufacturers located throughout the United States, Europe, Asia/Pacific, South Korea and Japan.

  Trikon's total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from Lam Research and Siemens represents 40% and 15% of total revenue, respectively, for the year ended December 31, 1998. Revenue from two customers represented 35% and 13% each of total revenue for the year ended December 31, 1997 and two customers represented 19% and 12% each of total revenue for the year ended December 31, 1996.

  International revenues accounted for approximately 52%, 37% and 77% of total revenues in the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, 47% and 4% of total revenues were sales in Europe and Japan, respectively. Sales outside of the United States will continue to account for a substantial amount of the Company's total revenue.

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

Marketing, Sales and Customer Support

  Trikon has established multiple sales channels to market products and services to match Trikon's efforts in each region. Trikon currently markets and sells its products and technologies primarily through four separate sales channels; direct sales, agency and distributor arrangements, and license agreements.

  In the United States, Trikon markets and sells its products principally through its direct sales organization. In South Korea, Trikon markets and sells its products directly through the sales staff of its wholly-owned South Korean subsidiary. The European market is served by a direct sales group in the United Kingdom, France and Germany which offers sales, customer support and spare parts.

  In Japan, Trikon has a distribution agreement with Innotech Corporation. Trikon has no distributor arrangement in Japan for etch products. During 1998 the Company closed its office in Japan and support to Innotech Corporation is now provided from the United Kingdom and Korea offices.

  In other sales territories a mixture of sales agents and distributors are used.

  Trikon maintains active OEM agreements in Japan and Europe. Trikon currently sells the M^RI(TM) source to Anelva Corporation for incorporation into Anelva Corporation's systems licensed for sale worldwide. Trikon also licenses plasma source technology to Leybold Systems GmbH of Germany for incorporation into Leybold's systems that are sold worldwide.

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

  As of December 31, 1998, the Company employed 59 professional and technical personnel in research, development and engineering. These employees are organized in the following departments: research and development, hardware engineering, software engineering, customer specials engineering, systems engineering, documentation and manufacturing engineering, and customer applications.

  The research and development group is responsible for identifying new technology applications and developing processes to meet customer requirements. Major research and development programs currently address CVD and PVD applications, polysilicon and integrated stack etch applications, metal etch applications, including aluminum, and oxide etch applications.

  Trikon's research, development and engineering expenses were approximately $8.1 million, $17.0 million and $10.1 million for the years ended December 31, 1998, 1997 and 1996, respectively, and represented approximately 21.2%, 20.0% and 24.0% of total revenue for these three periods, respectively. In addition to direct research and development expenses, the Company recognized a charge of $3.0 million in connection with the CVD Acquisition during the year ended December 31, 1997 and $86.0 million for acquisition related in-process research and development, in the year ended December 31, 1996, due to the Acquisition of Trikon Limited.

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

  Trikon faces significant competition from various suppliers of systems that utilize similar technologies, including other manufactures of High Density Plasma (HDP) systems. In the high density plasma CVD market, Trikon's primary competitors are Applied Materials, Novellus and Lam Research. Trikon's Flowfill(TM) technology faces competition from other CVD manufacturers and track manufacturers for spin on glass (SOG) deposition, primarily Tokyo Electron. In the PVD market, Trikon's Forcefill(R) technology faces competition from suppliers of aluminum and tungsten-plug PVD systems, such as Applied Materials, and a number of other competitors, including Anelva, Tokyo Electron, Novellus and Ulvac. In the etch market, the Company faces competition from suppliers of reactive ion etch (RIE) systems, including Applied Materials, Lam Research and Tokyo Electron. Trikon's M^RI(TM) based etch systems also face competition from ICP based etch systems marketed by Applied Materials and Lam Research, as well as the electron cyclotron resonance (ECR) based etch system marketed by Hitachi.

  Virtually all of the Company's primary competitors are substantially larger companies with broader product lines, and have well established reputations in the CVD, PVD, etch and SOG markets, longer operating histories, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources than the Company. Trikon also faces potential competition from new entrants in the market, including established manufacturers in other segments of the semiconductor capital equipment market, who may decide to diversify into the Company's market segment. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price and performance features that are superior to those offered by the Company's systems.

  The Company has granted non-exclusive, worldwide, paid-up licenses of its M^RI(TM) source and Forcefill(R) PVD technologies to Applied Materials and of its M^RI(TM) source technology to Lam Research in addition to existing licensees. As a result, in the future the Company's PVD and etch products may have to compete with products of Applied Materials and, with respect to etch products, Lam Research based on the Company's technologies. Nevertheless, Trikon believes that, in addition to the license income, such "second sourcing" will demonstrate to the semiconductor manufacturing industry the value of Trikon's technologies, make more likely a large base of research on its technologies to support acceptance of these technologies in the marketplace and enable customers to buy the Company's products, assured that alternative sources of supply are available. The license agreements do not preclude the Company from utilizing, or licensing to other third parties, the licensed technologies.

Intellectual Property

  Trikon relies on a variety of types of intellectual property protection to protect its proprietary technology, including patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods. Although the Company believes that its patents and trademarks may have value, the Company believes that its future success will also depend on the innovation, technical expertise and marketing abilities of its personnel. The Company currently holds eleven patents in the United States, three patents in the United Kingdom, three patents in Taiwan, one patent in each of Germany, France, Italy and the Netherlands. The Company currently has approximately 54 patent applications pending worldwide and intends to file additional patent applications, as appropriate. The Company's patents and patent applications pending are all in the field of semiconductor manufacture and are predominantly concerned with high density plasma processing, the global planarization by a dielectric film (Flowfill(TM)) and the process of filling semiconductor contact holes by deformation of interconnect metal by high pressure (Forcefill(R)) and the equipment related to these processes. The Company also holds a copyright on its MACSE(TM) proprietary software. In addition, the Company has 12 trademarks that are registered with the United States patent and trademark office, including M^RI200(R), PINNACLE 8000(R), OMEGA(R), SOFT SPUTTER ETCH(R), PLANAR 200(R), FORCEFILL(R), and uses a number of trademarks that are registered or for which an application for registration has been filed in the United States and certain other countries, including Hifill(TM) and Flowfill(TM).

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

  In March 1999, the German Federal Patent Court determined that a competitor's issued German patent concerning a process similar to Forcefill(R) is cancelled and invalid from the date of issue. The court has yet to give the reasons for its decision. During the Court's proceedings, the competitor withdrew one of the patent's claims apparently directed to non vacuum processes and declared that a divisional patent for this claim would be filed. This divisional patent is therefore now pending opposition proceedings and will again come before the same court if filed and opposed. The Company will examine the divisional patent if filed and will vigorously oppose it, if it relates to Trikon's business. In the opinion of the Company's advisors such opposition is likely to be successful.

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

Environmental Matters

  The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals and gases used during its customer demonstrations and in research and development activities. Public attention has increasingly been focused on the environmental impact of operations which use hazardous materials. In 1995, the United Kingdom adopted a new and comprehensive environmental law known as the Environmental Act 1995 (the "Environmental Act"), which, among other things, deals with the allocation of responsibility for the cleanup of contaminated property and expands potential liability with respect to the remediation of such contamination. Trikon owns or leases a number of facilities in the United Kingdom, and failure to comply with present or future regulations could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand at its present locations, or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on the Company's operations. At the present time, the Company believes that it is in material compliance with all applicable environmental rules and regulations.

Backlog

  As of March 25, 1999, the Company's backlog was approximately $7.8 million, as compared to approximately $3.2 million at March 25, 1998. In addition, as of March 25, 1999, the Company had non-binding letters of intent for future sales of $2.7 million as compared to none as of March 25, 1998. The Company's backlog at March 25, 1999 consisted primarily of orders for etch and PVD products. The Company's backlog comprises system purchase and lease orders that provide for delivery within fiscal 1999. The Company's business is characterized by large purchase contracts for standard products with related customized options. All orders are subject to cancellation or delay by the customer with limited or no penalty. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding periods.

Employees

  At December 31, 1998, the Company had 264 regular employees, including 59 engaged in research, development 17 in sales and marketing, 68 in customer support, 83 in manufacturing, and 37 in general administration and finance. None of the employees of the Company are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

  Certain information concerning the Company's principal properties at December 31, 1998 is set forth below:

                                                                           Square  Property
Location                Type                Principal Use                  Footage Interest
--------                ----                -------------                  ------- --------
Newport, Wales, United
Kingdom...............  Office,               Headquarters, Manufacturing, 110,000 leased
                        manufacturing &       Sales and Customer Support,
                        laboratories          Research & Engineering

Bristol, United         Office,               Not in use                    55,700 freehold
 Kingdom..............  manufacturing &
                        warehouse

Santa Clara, CA.......  Office                United States Administration   3,000 freehold
                                              and Field Service Operations

  The Company has a number of smaller properties and field offices located in the United States, the United Kingdom, Germany, France and South Korea. The Company believes that its properties adequately serve the Company's present needs.

ITEM 3. LEGAL PROCEEDINGS

  Dallas Semiconductor Corporation ("Dallas Semiconductor") filed on April 9, 1998 an action against the Company in state court in Dallas County, Texas. The complaint alleges breach of warranty, fraud, negligent misrepresentation, and breach of contract regarding the purchase of two PMT Pinnacle Polysilicon Etch Systems from the Company. Dallas Semiconductor seeks damages of $8.0 million and exemplary damages of $16.0 million. The lawsuit was removed on May 7, 1998 to federal court in the Northern District Court of Texas. The Company filed a motion to dismiss the claims in federal court on May 27, 1998. In response, Dallas Semiconductor decided not to oppose the merits of the motion but instead exercise its "one time" right to amend its pleading under applicable law. On June 26, 1998, Dallas Semiconductor filed a first amended complaint setting forth its claims with greater specificity. The Company filed a motion to dismiss the amended claims on July 30, 1998. The Company believes that the claims are without merit and intends to vigorously defend them. At this early stage, the Company cannot determine the total expense or the ultimate outcome of the lawsuit. Although Management does not believe the claim will have a material adverse effect on the Company's financial position, results of its operations or cash flow, there can be no assurance to that effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for the Registrant's Common Equity

  The Common Stock trades on the OTC Bulletin Board and dealing prices are recorded under the symbol "TRKN". The quarterly high and low sale prices for Common Stock as reported by the Nasdaq National Market until November 11, 1998 and the OTC Bulletin Board thereafter, for the periods indicated below are as follows:

                                                                    High   Low
                                                                   ------ ------
   1997
   First Quarter.................................................. $16.75 $11.00
   Second Quarter................................................. $12.13 $ 4.25
   Third Quarter.................................................. $12.25 $ 6.38
   Fourth Quarter................................................. $ 9.31 $ 1.00
   1998
   First Quarter.................................................. $ 1.83 $ 1.00
   Second Quarter................................................. $ 1.16 $ 0.53
   Third Quarter.................................................. $ 0.59 $ 0.13
   Fourth Quarter................................................. $ 0.13 $ 0.03

  As of March 22, 1999, there were 167 shareholders of record of Common Stock.

  The Company has not declared or paid cash dividends to holders of its shares of Common Stock. A dividend of $973,238 due to holders of Series H Preferred Stock of record on October 14, 1998 was paid with 97,320 new shares of Series H Preferred Stock.

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

  On March 22, 1999, the closing price of the Common Stock as reported on the OTC Bulletin Board was $0.0938 per share.

Unregistered Sales of Registrant's Equity Securities During Last Fiscal Year

  As of September 30, 1998, the Company exchanged 22,222 Series G Warrants for 22,222 shares of Common Stock, substantially the same terms as those for the Series G Warrants tendered in the Exchange Offer. This exchange was made in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 3(a)(9) thereof. This exemption was available because all securities exchanged were held by an existing securityholder of the Company and the Company did not pay any commission or other remuneration to any broker, dealer, salesman or other person for soliciting tenders of the Series G Warrants.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA OF TRIKON

  The following selected consolidated financial data of Trikon is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto of Trikon and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon," which are included elsewhere herein. The selected consolidated financial data set forth below as of December 31, 1998, 1997 and

1996 and for the years ended December 31, 1998, 1997, and 1996 have been derived from the audited financial statements of Trikon included elsewhere herein. The selected consolidated financial data set forth below as of December 31, 1995 have been derived from audited financial statements of Trikon not included herein. The selected consolidated financial data for the twelve months ended December 31, 1994, have been derived from unaudited financial statements of Trikon, but include all adjustments (consisting only of normal recurring adjustments) which Trikon considers necessary for a fair presentation of the results of operations for the periods presented.

                                         Year Ended December 31
                               -----------------------------------------------
                                 1998      1997     1996(3)   1995(2)  1994(1)
                               --------  ---------  --------  -------  -------
                               (In thousands of U.S. dollars, except share
                                              information)
Operating Data:
Revenues:
 Product sales................ $ 25,125  $  55,609  $ 39,386  $20,890  $ 9,813
 License revenues.............   13,000     29,500       --       400      700
 Contract revenues............      --         --      2,841      --       --
                               --------  ---------  --------  -------  -------
  Total revenues..............   38,125     85,109    42,227   21,290   10,513
                               --------  ---------  --------  -------  -------
Costs and expenses:
 Cost of goods sold...........   20,378     61,974    24,597   11,144    6,444
 Research and development.....    8,087     17,033    10,145    4,567    4,210
 Selling, general and
  administrative..............   19,533     34,734    16,592    5,943    3,917
 Amortization of intangibles..      --       3,116       482      --       --
 Purchased in-process
  technology..................      --       2,975    86,028      --       --
 Restructuring costs..........    1,843     18,273       --       --       --
 Impairment write-downs.......      --      44,135       --       --       --
                               --------  ---------  --------  -------  -------
  Total costs and expenses....   49,841    182,240   137,844   21,654   14,571
                               --------  ---------  --------  -------  -------
Loss from operations..........  (11,716)   (97,131)  (95,617)    (364)  (4,058)
Interest:
 Interest expense.............   (2,923)   (12,068)   (1,821)    (294)    (159)
 Interest income..............      590        674     1,628      777      143
                               --------  ---------  --------  -------  -------
Income (loss) before income
 tax provision (benefit)......  (14,049)  (108,525)  (95,810)     119   (4,074)
Income tax provision
 (benefit)....................   (1,821)    (9,248)   (1,335)       1       54
                               --------  ---------  --------  -------  -------
Net income (loss) before
 extraordinary item...........  (12,228)   (99,277)  (94,475)     118   (4,128)
Extraordinary item............   20,293        --        --       --       --
                               --------  ---------  --------  -------  -------
Net income (loss)............. $  8,065  $ (99,277) $(94,475) $   118  $(4,128)
                               ========  =========  ========  =======  =======
Net income (loss) applicable
 to common shares............. $  6,579  $ (99,277) $(94,475) $   118  $(4,128)
                               ========  =========  ========  =======  =======
Earnings (loss) per common
 share data(4)
 Basic:
  Earnings (loss) applicable
   to common shares before
   extraordinary item......... $  (0.24) $   (6.71) $ (10.03) $  0.02  $ (1.04)
  Extraordinary gain..........     0.35        --        --       --       --
                               --------  ---------  --------  -------  -------
  Earnings (loss)............. $   0.11  $   (6.71) $ (10.03) $  0.02  $ (1.04)
                               ========  =========  ========  =======  =======
 Diluted:
  Earnings (loss) applicable
   to common shares before
   extraordinary item......... $  (0.23) $   (6.71) $ (10.03) $  0.02  $ (1.04)
  Extraordinary gain..........     0.34        --        --       --       --
                               --------  ---------  --------  -------  -------
  Earnings (loss)............. $   0.11  $   (6.71) $ (10.03) $  0.02  $ (1.04)
                               ========  =========  ========  =======  =======
Average common shares used in
 the calculation--Basic(4)....   57,691     14,800     9,420    5,614    3,960
--Diluted.....................   58,778     14,800     9,420    6,025    3,960

                                                    December 31
                                     ------------------------------------------
                                      1998     1997    1996(3)  1995(2) 1994(1)
                                     ------- --------  -------- ------- -------
                                          (In thousands of U.S. dollars)
Balance Sheet Data:
Working capital (deficiency)(5)....  $13,191 $(65,794) $ 58,071 $47,670 $ 6,171
Total assets.......................   55,752   79,690   183,180  59,293  16,631
Long-term debt (including capital
 lease and pension obligations and
 excluding deferred taxes,
 redeemable convertible preferred
 stock and convertible subordinated
 notes), less current portion......    4,750    5,245     6,651     686     733
Convertible Subordinated Notes,
 less amounts classified as current
 at December 31, 1997..............    4,147      --     86,250     --      --
Redeemable convertible preferred
 stock.............................      --       --        --      --   14,205
Shareholders' equity (deficit),
 excluding redeemable convertible
 preferred stock...................   26,940  (44,943)   31,248  53,413  (4,419)

--------
(1) During 1994, Trikon changed its fiscal year end from the last day of February to December 31. Information for the twelve months ended December 31, 1994 (unaudited) is provided for comparison to the information for the year ended December 31, 1995.
(2) On August 29, 1995, Trikon completed its initial public offering, resulting in approximately $40,093,235 of net proceeds to Trikon. The funds were used to cover Trikon's working capital needs, its investment in evaluation systems and capital expenditures, and to continue to expand its research and development and operational activities. The remaining funds were used to finance the cash portion of the Acquisition and related transaction costs and expenses.
(3) Includes the assets and liabilities, as of December 31, 1996, and the results of operations from November 15, 1996 to December 31, 1996 of Electrotech Limited and Electrotech Equipments Limited acquired on November 15, 1996. See Note 2 of the Notes to the Consolidated Financial Statements.
(4) See Note 1 of Notes to Consolidated Financial Statements in this Report for an explanation of the method used to determine the number of shares used to compute per share amounts.
(5) Working capital deficiency in 1997 includes the Convertible Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF TRIKON

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon should be read in conjunction with the section entitled "Selected Consolidated Financial Data of Trikon" above, with the audited consolidated financial statements of Trikon and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations, assumptions, estimates and projections and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, product demand and market acceptance, uncertainty about the effectiveness of the restructuring and the adequacy of the provisions made in connection with the restructuring, exposure to the economic downturn in Asia and continued overcapacity in the DRAM market, as well as those set forth below under "--Factors Affecting Future Operating Results."

Overview

  For the years ended December 31, 1998, 1997 and 1996, the Company reported revenues of $38.1 million, $85.1 million and $42.2 million, respectively. For the year ended December 31, 1998, the Company reported net income of $8.1 million. For the years ended December 31, 1997 and 1996, the Company reported net losses of $99.3 million and $94.5 million, respectively.

  On November 15, 1996 the Company acquired Electrotech Limited and Electrotech Equipments Limited (collectively, "Electrotech"). Accordingly, the results of operations include the results of operations of Electrotech from November 16, 1996 through December 31, 1998. Subsequent to the Acquisition, Electrotech Limited and Electrotech Equipments Limited formally changed their names to Trikon Technologies Limited and Trikon Equipment Limited. As a result of the Acquisition, each of Trikon Technologies Limited and Trikon Equipment Limited become a direct, wholly-owned subsidiary of the Company. Trikon has since reorganized its ownership of Trikon Technologies Limited and Trikon Equipments Limited such that Trikon Technologies Limited and Trikon Equipments Limited are directly owned by holding companies (collectively, with Trikon Technologies Limited and Trikon Equipments Limited, referred to as "Trikon Limited") that, in turn are directly wholly-owned by Trikon.

  The results of operations for the year ended December 31, 1997 were significantly affected by a restructuring of the Company. The results of operations for the year ended December 31, 1996 were significantly affected by a charge for purchased in-process technology associated with the acquisition of Electrotech.

Results of Operations

  The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                       Year ended December
                                                               31
                                                      ------------------------
                                                      1998    1997     1996(1)
                                                      -----  -------   -------
Product sales........................................  65.9%    65.3%    93.3%
License revenues.....................................  34.1     34.7      --
Contract revenues....................................   --       --       6.7
                                                      -----  -------   ------
Total revenues....................................... 100.0    100.0    100.0
Cost of goods sold...................................  53.5     72.8     58.2
                                                      -----  -------   ------
Gross profit.........................................  46.5     27.2     41.8
Operating expenses:
 Research and development............................  21.2     20.0     24.0
 Selling, general and administrative.................  51.2     40.8     39.4
 Amortization of intangibles.........................   --       3.7      1.1
 Purchased in-process technology.....................   --       3.5    203.7
 Restructuring costs.................................   4.9     21.5      --
 Impairment write-downs..............................   --      51.8      --
                                                      -----  -------   ------
  Total costs and expenses........................... 130.8    214.1    326.4
                                                      -----  -------   ------
Loss from operations................................. (30.8) (114 .1)  (226.4)
Interest expense, net................................  (6.1)   (13.4)    (0.5)
                                                      -----  -------   ------
Loss before income tax provision (benefit)........... (36.9)  (127.5)  (226.9)
Income tax benefit................................... ( 4.8)   (10.9)    (3.2)
                                                      -----  -------   ------
Net income (loss) before extraordinary item.......... (32.1)  (116.6)  (223.7)
Extraordinary item...................................  53.2      --       --
                                                      =====  =======   ======
Net income (loss)....................................  21.1%  (116.6)% (223.7)%
                                                      =====  =======   ======
Gross margin (deficiency) on product sales...........  18.9%   (11.4)%   37.5%
                                                      =====  =======   ======

--------
(1) Includes the results of operations from November 15, 1996 to December 31, 1996 of Trikon Limited, acquired on November 15, 1996. See Note 2 of the Notes to Consolidated Financial Statements.

Comparison of the Years Ended December 31, 1997 and 1998

  Product Sales. Product sales for the year ended December 31, 1998 decreased 54.9% to $25.1 million as compared to $55.6 million for the same period in 1997. Product sales were reduced as a result of the shipment of 10 systems for the year ended December 31, 1998, as compared to 39 systems in the year ended December 31, 1997.

  Product sales outside of the United States accounted for 78% and 39% of product revenues for the year ended December 31, 1998 and 1997, respectively. The Company expects that sales outside of the United States will continue to represent a significant percentage of the Company's product sales through 1999. In addition, because of the large unit price associated with the Company's systems, the Company anticipates that its product sales will continue to be made to a small number of customers in any given quarter. See
Note 1 of Notes to Consolidated Financial Statements. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States will also fluctuate significantly from quarter to quarter.

  License Revenues. License revenues earned during the year ended December 31, 1998 amounted to $13.0 million compared to $29.5 million for the year ended December 31, 1997. License revenues consists of a non-exclusive license of M^RI(TM) source technology to Lam Research. The Company believes that there are a limited number of companies other than Applied Material and Lam Research, that might be interested in licensing the Company's M^RI(TM) source technology. The Company is not actively seeking to license its Forcefill(R) PVD technology to other parties. See "Business--Competition."

  Gross Margin (Deficiency) on Product Sales. For the year ended December 31, 1998, the gross margin on product sales was 18.9% as compared to a gross margin deficiency of 11.4% for the same period in 1997. The gross margin for fiscal 1998 includes inventory write-downs amounting to $2.6 million. The gross margin deficiency for fiscal 1997 includes inventory write-downs relating to the Company's restructuring amounting to $20.7 million. Excluding the inventory write-downs, the gross margin on product sales was 29.1% in fiscal 1998. Gross margins have been negatively impacted due to issues related to the weakened product demand such as unabsorbed manufacturing overhead associated with the reduced units sold, and will continue to be adversely affected in the first half of fiscal 1999. The low gross margin in fiscal 1997 was also due in part to the relatively low gross margin on the products of Trikon Limited shipped in the year. The relatively low gross margin on the products of Trikon Limited resulted from the write-up of its inventory on hand as of November 15, 1996 to the fair market value of such inventory resulting from the allocation of the purchase price of Trikon Limited as required under Accounting Principles Board Opinion ("APB") No. 16. The write-up increased cost of goods sold by approximately $5.2 million in the year ended December 31, 1997 as the related products were shipped. Excluding the charge to cost of goods sold relating to the APB No. 16 adjustment and inventory write downs attributable to the restructuring, gross profit margins on product sales for the year ended December 31, 1997 would have been 35.1%. Substantially all of the original inventory write-up has been recorded through costs of goods sold during 1996 and 1997.

  Research and Development Expenses. For the year ended December 31, 1998, research and development expenses were $8.1 million, or 21.2% of total revenues as compared to $17.0 million, or 20.0% of total revenues for the year ended December 31, 1997. Included in research and development expenses during the year ended December 31, 1997 was $7.8 million related to research and development by the M^RI(TM) etch division which was closed during fourth quarter 1997. The major focus of the Company's research and development efforts during the year ended December 31, 1998 was on the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

  Selling, General and Administrative Expense. For the year ended December 31, 1998, selling, general and administrative expenses were $19.5 million, or 51.2% of total revenues as compared to $34.7 million, or 40.8% of total revenues for the same period in 1997. Selling, general and administrative expenses for the year ended December 31, 1998 includes severance costs of $0.6 million and deferred compensation costs of $1.0 million relating to the issue of restricted Common Stock to the Company's Chairman. Expenses for the year ended December 31, 1997 included $14.5 million of selling, general and administrative expenses related to the Etch Division operations based in Chatsworth, California which was closed during fourth quarter 1997.

  Amortization of Intangibles. Amortization of intangibles in the year ended December 31, 1997 related to the amortization of intangibles established upon the Acquisition of Trikon Limited. Those intangibles were written off in connection with the restructuring in 1997.

  Purchased In-Process Technology. The charge to operations for the purchase of in-process technology during the year ended December 31, 1997 arose on acquisition of the CVD partnership.

  Restructuring Costs and Impairment Write-downs. In the fourth quarter of 1997, the Company commenced a restructuring which included the closure of its M^RI etch operations located in Chatsworth, California. The cost of the restructuring was estimated to be $18.3 million which was charged to operations in the year ended December 31, 1997. During 1998, the restructuring liability has been reduced by actual payments as anticipated by the Company. During the year to December 31, 1998 the company set up an additional reserve of $1.8 million for future support costs relating to M^RI equipment supplied to customers prior to the commencement of restructuring in November 1997.

  In connection with the restructuring, the Company wrote off certain M^RI(TM) etch accounts receivable and property, plant and equipment and certain intangible assets established on the Acquisition of Trikon Limited. The impairment write-down charged to operations in the year ended December 31, 1997 amounted to $44.1 million.

  As a result of the Company's decision to restructure its etch operations, the Company anticipates certain M^RI(TM) etch related product returns. Although the Company is not required to accept all such returns, the Company believes it may be necessary to maintain certain customer relationships. At December 31, 1997, the reserve for restructuring costs included an amount of $11.5 million for the cost of such sales returns. During the year ended December 31, 1998, the Company has paid $0.75 million in respect of sales returns, and the balance of the reserve at December 31, 1998 is management's estimate of the remaining liability.

  Loss from Operations. For the year ended December 31, 1998, the Company realized a $11.7 million loss from operations, or 30.8% of total revenues as compared with a $97.1 million loss from operations, or 114.1% of total revenues for the same period in 1997. The loss from operations in the year ended December 31, 1997 included costs and charges of a one-time nature amounting to $91.3 million.

  Interest Expense. For the year ended December 31, 1998 interest expense primarily relates to interest on outstanding 7 1/8% Convertible Notes. Interest expense decreased to $2.9 million as compared to $12.1 million for the year ended December 31, 1997 as a result of the exchange of $82.1 million of 7 1/8% Convertible Notes for equity effective May 14, 1998, and the termination of the Working Capital Facility in November 1997. In addition, in the year ended December 31, 1997, $1.7 million of financing costs were written off and charged to interest expense in connection with the termination of the Company's Working Capital Facility. As a consequence of the Convertible Note exchange and the termination of the Working Capital Facility, the charge to interest expense in respect of the amortization of the costs associated with the issuance of the Convertible Notes was proportionately reduced in fiscal 1998, and those relating to obtaining the Working Capital Facility were eliminated.

  Interest Income. For the year ended December 31, 1998 interest income was $0.6 million as compared to $0.7 million for the year ended December 31, 1997.

  Income Taxes. For the year ended December 31, 1998, the Company has recorded a $1.8 million tax benefit as compared to the recording of a $9.2 million tax benefit for the year ended December 31, 1997. The tax benefit represents a recovery of overseas tax following a distribution of retained profits by an overseas subsidiary during fiscal 1998 and the reduction of overseas tax balances no longer required. The tax benefit for the year ended December 31, 1997, included approximately $9.2 million for the reversal of a deferred tax liability related to the write-off of the intangible assets established upon the Acquisition of Trikon Limited. The effective tax rate differs from the statutory Federal tax rate due to losses incurred for which no benefit has been provided. The Company's ability to use its domestic and foreign net operating losses and credit carry forwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions. See Note 10 of Notes to Consolidated Financial Statements.

  Upon closing of the Exchange Offer, a change of ownership occurred under section 382 of the Internal Revenue Code, which will substantially limit the availability of the Company's net operating loss carry forward. Due to the limitation, a substantial amount of net operating loss carry forward may expire unused.

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

  Extraordinary Gain. On May 14, 1998, the Company accepted for exchange approximately $82.1 million principal amount of Convertible Notes tendered in the Exchange Offer. The Convertible Notes were exchanged for 22,660,798 shares of Common Stock, 29,264.625 shares of Series I Junior Participating Preferred Stock and 2,855,754 shares of Series H Preferred Stock. The shares of Common Stock and equivalents had an average value of $0.66 each following the exchange. The extraordinary gain arising on the exchange is as follows (in thousands):

   Principal amount of Convertible Notes exchanged.................... $ 82,103
   Interest waived....................................................    3,635
                                                                       --------
                                                                         85,738
   Value of Common Stock and equivalents issued.......................  (34,271)
   Series H Preferred Stock issued--principal amount..................  (28,558)
   Convertible Note issuance costs written off........................   (1,916)
   Costs relating to the exchange offer...............................     (700)
                                                                       --------
   Gain on exchange................................................... $ 20,293
                                                                       ========

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

  License Revenues. License revenues earned during the year ended December 31, 1997 amounted to $29.5 million compared to none for the year ended December 31, 1996. License revenues consists of a non-exclusive paid up license of M^RI(TM) source and Forcefill(R) PVD technologies to Applied Materials.

  Contract Revenues. The Company did not receive any contract revenues during the year ended December 31, 1997, as compared to $2.8 million for the comparable period of fiscal 1996. The contract revenues received in fiscal 1996 were due to a research and development agreement entered into in March 1996 between Trikon and the CVD Partnership, which the Company terminated in the first quarter of 1997. See Note 9 to Notes to Consolidated Financial Statements.

  Gross Margin (Deficiency) on Product Sales. For the year ended December 31, 1997, the gross margin deficiency on product sales was 11.4% as compared to a gross margin of 37.5% for the same period in 1996. The gross margin deficiency for fiscal 1997 includes inventory write-downs relating to the Company's restructuring amounting to $20.7 million or 37.2% of product sales. The decrease in gross margin is also due in part to the relatively low gross margin on the products of Trikon Limited shipped in fiscal 1997. The relatively low gross margin on the products of Trikon Limited results from the write-up of its inventory on hand as of November 15, 1996 to the fair market value of such inventory resulting from the allocation of the purchase price of Trikon Limited as required under Accounting Principles Board Opinion ("APB") No. 16. The write-up increased cost of goods sold by approximately $5.2 million in the year ended December 31, 1997 as the related products were shipped. Excluding the charge to cost of goods sold relating to the APB No. 16 adjustment and inventory write downs attributable to the restructuring, gross profit margins on product sales for the year ended

December 31, 1997 would have been 35.1%. Substantially all of the original inventory write-up has been recorded through costs of goods sold during 1996 and 1997. Gross margins have also been negatively impacted due to issues related to the weakened product demand such as unabsorbed manufacturing overhead associated with the reduced units sold.

  Research and Development Expenses. For the year ended December 31, 1997, research and development expenses were $17.0 million, or 20.0% of total revenues as compared to $10.1 million, or 24.0% of total revenues for the year ended December 31, 1996. Included in research and development expenses during the year ended December 31, 1997 was $9.2 million related to research and development expenses incurred by Trikon Limited compared to $1.7 million in the prior period, which only consisted of the period from the date of Acquisition to December 31, 1996. The major focus of the Company's research and development efforts during the year ended December 31, 1997 was on the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products. In addition, expenses in 1996 included costs incurred associated with the contract revenue from the CVD Partnership with respect to CVD applications of the Company's technology. See Note 9 of Notes to Consolidated Financial Statements.

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

  Loss from Operations. For the year ended December 31, 1997, the Company realized a $97.1 million loss from operations, or 114.1% of total revenues as compared with a $95.6 million loss from operations, or 226.4% of total revenues for the same period in 1996. The loss from operations in the year ended December 31, 1997 included the following costs and charges that are of a one- time nature (in millions):

   Inventory write-downs relating to the Company's restructuring......... $20.7
   Affect on gross margin of APB No. 16 write-up of inventory............   5.2
   Purchase of in-process technology.....................................   3.0
   Restructuring costs...................................................  18.3
   Impairment write-downs of tangible and intangible assets..............  44.1
                                                                          -----
                                                                          $91.3
                                                                          =====

  The loss for the year ended December 31, 1996 included a one-time charge for the purchase of in-process research and development of $86.0 million.

  Interest Expense. For the year ended December 31, 1997 interest expense increased to $12.1 million as compared to $1.8 million for the year ended December 31, 1996. This was due to the accrual of interest payable to the holders of the $86.25 million of convertible debt raised to fund part of the Acquisition and interest associated with borrowings under the Working Capital Facility. In addition, interest expense was recognized for the amortization of the costs associated with the issuance of the Convertible Notes and obtaining the Working Capital Facility. In addition, in the year ended December 31, 1997, $1.7 million of financing costs were written off and charged to interest expense in connection with the termination of the Company's Working Capital Facility.

  Interest Income. For the year ended December 31, 1997 interest income was $0.7 million as compared to $1.6 million for the year ended December 31, 1996. This was due to lower cash balances during the 1997 periods.

  Income Taxes. For the year ended December 31, 1997, the Company has recorded a $9.2 million tax benefit as compared to the recording of a $1.3 million tax benefit for the year ended December 31, 1996. The tax benefit represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and the reversal of deferred tax credits established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Trikon Limited assets acquired. The tax benefit for the year ended December 31, 1997, include approximately $9.2 million for the reversal of a deferred tax liability related to the write-off of the intangible assets established upon the Acquisition of Trikon Limited. The effective tax rate differs from the statutory Federal tax rate due to losses incurred for which no benefit has been provided. The Company's ability to use its domestic and foreign net operating losses and credit carry forwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions. See Note 10 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

  At December 31, 1998 the Company had $7.9 million in cash compared to $9.3 million at December 31, 1997. The decrease in cash primarily resulted from the use of cash in financing activities of $1.6 million less cash provided by operating activities of $0.2 million.

  In connection with the Acquisition of Trikon Limited, the Company issued $86,250,000 of Convertible Notes. On April 14, 1998 the Company commenced the Exchange Offer for all of the outstanding Convertible Notes, Series G Preferred Stock and Warrants. The Exchange Offer expired on May 14, 1998, and immediately thereafter, the Company accepted for exchange $82,103,000 principal amount of Convertible Notes (approximately 95% of the aggregate principal amount outstanding). The $82,103,000 principal amount of Convertible Notes tendered were exchanged for 22,660,798 new shares of Common Stock, 29,264.625 new shares of Series I Junior Participating Preferred Stock and 2,855,754 new shares of Series H Preferred Stock, $10 stated amount per share. Each share of Series I Junior Participating Preferred Stock automatically converted into 1,000 shares of Common Stock upon shareholder approval on July 28, 1998. The Series H Preferred Stock is redeemable at the option of the Company for cash at a redemption price equal to the stated amount plus accrued and unpaid dividends and the holders of the Series H Preferred Stock will be entitled to receive dividends at an annual rate of 8 1/8% of the stated amount payable annually, at the option of the Company, in cash or additional shares of preferred stock or any combination thereof. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved. If the Company has not redeemed all of the outstanding Series H Preferred Stock on or prior to June 30, 2001, then the holders of Series H Preferred Stock shall be entitled to elect the number of directors that will constitute a majority of the Board of Directors. The dividend of $973,238 due on October 14, 1998 to the holders of Series H Preferred Stock was paid with 97,320 new shares of Preferred Stock. The Company is likely to pay future dividends with new Preferred Stock until cash resources increase above the amount considered adequate to meet the needs of the Company.

  In conjunction with the Exchange Offer, the Company did not pay accrued and unpaid interest of $3.3 million due on the $82.103 million of Convertible Notes accepted in the Exchange Offer. Interest due to holders of Convertible Notes which did not accept the Exchange Offer was paid on May 15, 1998.

  On March 18, 1998, the Company granted a non-exclusive, worldwide license of its M^RI(TM) source technology to Lam Research. Under the terms of the license agreement, Lam Research will pay up to $20.0 million, $13.0 million of which has been paid in 1998 and $7.0 million of which consists of future contingent payments and royalties. The license agreement does not preclude Trikon from utilizing, or licensing to other third parties, the licensed technology.

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

  On December 12, 1997, the Company and the holders of the CVD Partnership Shares amended the CVD Purchase Agreement to provide for (i) the immediate payment of liquidated damages accrued through November 1, 1997 of $225,000,
(ii) no further incurrence of liquidated damages should a registration statement be effective by March 15, 1998, (iii) in the event Trikon does not cause a registration statement to become effective by March 15, 1998, resumption of liquidated damages accruing at a rate of $2,500 for each day thereafter until a registration statement becomes effective, and (iv) should a registration statement not be effective by April 1, 1998, Trikon will become obligated to pay the Limited Partners liquidated damages for the period between November 1, 1997 and March 15, 1998 of $335,000. On September 15, 1998, pursuant to a second amendment to the CVD Purchase Agreement, the Company issued 300,000 shares of Common Stock to the holders of CVD Partnership Shares in exchange for the termination of their registration rights, the relinquishment of any rights to liquidated damages under the CVD Purchase Agreement, including those accrued to the date of the second amendment, and the release of the Company from any liability or claim arising from or relating to the CVD Purchase Agreement.

  On November 12, 1997, the Company entered into a pay-off agreement with its Lending Banks under the Working Capital Facility. In order to collateralize certain obligations of Trikon Limited relating to bankers guarantees and a credit facility with the Company's U.K. lender, the Company provided cash collateral of approximately $0.4 million to the U.K. lender at December 31, 1998.

  During the year to December 31, 1998 Trikon Limited repaid $0.3 million being the balance of a term-loan from Lloyd's Bank Plc which was secured by property in Bristol, United Kingdom. Interest was payable for borrowings at a fixed rate of 10.0025% per annum.

  The Company has experienced significant losses from operations and negative cash flows from operating activities. The Company is in discussions with its Bankers concerning a new credit facility. Management believes that a successful conclusion to these discussions and the cash flow from future operations will be sufficient to fund the Company's operations. However, any increase in costs or decrease or elimination of anticipated sources of revenues or the inability of the Company to successfully implement management's plans would raise significant doubt as to the Company's ability to fund its operations in the ordinary course.

Factors Affecting Future Operating Results

  Trading Conditions. The market for semiconductor capital equipment has been constricted during 1998 as a result of a fall in demand for and prices of certain semiconductors, in particular DRAM chips. As a result, certain semiconductor producers have reduced or curtailed production capacity during 1998 and there can be no assurance that there will be an early upturn in demand for new semiconductor capital equipment.

  Trading Losses. During the year to December 31, 1998, the Company reported a net loss before extraordinary items of $12.2 million and an operating loss of $11.7 million. During 1998, the Company has reduced its global workforce by 218 or 45% and introduced additional economies in order to reduce operating costs. In view of the uncertainty over future demand for the Company's products, there can be no assurance that the Company will not continue to sustain losses through 1999. Continued losses could materially and adversely affect the Company's business.

  Adequacy of Provisions for Restructuring. At December 31, 1998 the Company has provisions totaling $10.7 million for sales returns and vendor claims. These provisions reflect the estimates and assumptions of management, and there can be no assurance that the provisions are adequate. If actual costs are greater than the provisions, then it will materially and adversely effect its results of operations.

  Cash Resources. The Company is capital intensive and requires significant funds to conduct operations and requires regular and significant investments in working capital and research and development. In order to remain competitive, the Company must continue to make significant investments in technology and systems, in the expansion of its operations, in evaluation systems and in research and development. As of the date of this Report, the Company does not have a credit facility. The lack of a credit facility has important consequences including, but not limited to, constraints upon working capital, capital expenditures, acquisitions, research and development, and other corporate expenditures.

  International Exposure. Revenue outside the United States accounted for approximately 52%, 37% and 77% of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996. The Company anticipates that sales outside of the United States will continue to account for substantial amount of the Company's total revenues. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, the challenges of maintaining a readily available supply of spare parts, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences. In addition, international sales may be materially adversely affected by currency risks associated with devaluation of certain currencies. There can be no assurance that these and other factors will not have a material adverse effect on revenue and net earnings (losses).

  Recent Developments in Semiconductor Industry. Trikon has focused a significant portion of its marketing and sales efforts for its Flowfill(TM) products on DRAM manufacturers. The DRAM market has recently been characterized by overcapacity, which has resulted in historically low prices for DRAM chips. As a result, DRAM manufacturers have reduced their investment in semiconductor manufacturing equipment. Decreased product sales and pricing pressures resulted in decreased gross and operating margins for Trikon for the quarter ended December 31, 1998, as compared to the quarter ended December 31, 1997.

  The Company is particularly sensitive to the current semiconductor market slowdown because the loss or delay of one or more system sales during any quarter can significantly and adversely affect its operating results for that quarter, and also because the lengthy sales cycle experienced by the Company may adversely affect its ability to rapidly recover from the downturn.

  The semiconductor industry is aggressively pursuing copper, CMP and novel low dielectric constant insulating materials for future metalization structures. These changes present both opportunities and threats to Trikon. Presently Trikon's Forcefill(R) product is not compatible with copper and therefore developments are underway to enable a viable copper Forcefill(R) process. There can be no assurance that Trikon will be able to develop and produce new products that successfully address the challenges of new metalization structures.

  Development and Acceptance of New Products and Systems. While the Company sells several conventional products, it also offers novel technologies. Its Planar 200(R) Flowfill(TM) system uses a CVD technique applied to silicon dioxide that allows for gap filling and planarization. Competing products include spin on glass

(SOG) and high density plasma (HDP) coupled with a chemical mechanical polishing (CMP) process. The Company's Sigma Forcefill(R) system incorporates an alternative technology to conventional PVD techniques by using aluminum forced by high pressure argon to fill small diameter deep holes and vias on ICs. The Company's competitors produce systems that use a conventional CVD tungsten system to fill deep holes and vias. Trikon's M^RI(TM) source offers an alternative etch environment for the manufacture of IC to the reactive ion etch (RIE), inductively coupled plasma (ICP) and electron cyclotron resonance
(ECR) etch technology currently used by Trikon's competitors. The Company will continue to produce M^RI(TM) etch products at its Newport, United Kingdom facility, and it intends to continue marketing licenses of the M^RI(TM) source technology.

  The Company's Planar 200(R) Flowfill(TM) is currently at the stage of customer review and evaluation. Considerable efforts are being applied by the Company to attain product functionality and reliability levels acceptable to the Company's target markets, with an emphasis being given to the Planar 200(R) Flowfill(TM). To date, the substantial majority of the Company's sales of its etch systems, Sigma Forcefill(R) and Planar 200(R) Flowfill(TM) systems have been initial purchases by customers of individual systems. Typically, semiconductor manufacturers initially purchase individual systems and deploy them in a development or pre-production environment prior to purchasing multiple systems for production. There can be no assurance that any of such customers will purchase additional systems from the Company for deployment in production or that any additional customers will enter into licensing agreements for the M^RI(TM) source technology.

  Given that certain of the Company's systems represent an alternative to conventional CVD, PVD and etch systems currently marketed by competitors, management believes that continued growth depends in large part upon the ability of the Company to gain acceptance of its systems and technology. Due to the substantial investment required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line, these manufacturers will tend to choose equipment manufacturers based on past relationships, product compatibility and proven financial performance. Once a semiconductor manufacturer has selected a particular vendor, management believes that the manufacturer generally relies upon the equipment supplied by that vendor for the specific production line application, and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. As a result, semiconductor manufacturers will normally engage in a long period of analysis and planning before determining to convert to a new vendor of capital equipment. Given these factors, there can be no assurance that the Company will be successful in obtaining broader acceptance of its new systems or of its Flowfill(TM) technologies, Forcefill(R) for M^RI(TM) source.

  Potential Returns of Systems. Under certain circumstances, the Company has provided completed systems to certain strategic customer sites. The Company provides these demonstration systems at no charge for a specified evaluation period. All operating costs incurred during the evaluation period are paid by the customer. At the conclusion of the agreed evaluation period, provided that the equipment performs to the specifications, management of the Company expects that the customer will purchase the demonstration system, though they are not obligated to do so. At December 31, 1998, the Company had a Sigma and two Flowfill(TM) products located at a customer site under evaluation agreements. There can be no assurance that the customers will purchase such evaluation systems at the end of the agreed upon demonstration periods.

  Following the announcement of the restructuring of the Etch Division, certain customers have indicated an intent to return previously purchased systems. The Company has a provision for such returns in its financial statements as at December 31, 1998. There can be no assurance that this reserve will be adequate to cover all such returns or any required settlement with such customers.

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

  Although the Company expects to continue to make significant investments in research and development, there can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products which satisfy customer needs in a timely manner or achieve market acceptance with the planned research and development investment in 1999. The failure to do so could adversely affect the Company's business.

  Quarterly Operating Results Affected by Many Business Factors. The Company has routinely experienced fluctuations in quarterly results and historically derived most of its quarterly revenue from the sale of a small number of systems which typically have list prices ranging from approximately $750,000 to $4,000,000. The Company ships a significant portion of its systems in the last week of each quarter. Accordingly, the timing of the shipment of a single system could have a significant impact on the Company's recognition of revenue and its quarterly operating results. A delay in a shipment near the end of a particular quarter may cause product sales in that quarter to fall below expectations, and may thus materially and adversely affect operating results for such quarter, which will have an adverse impact on the market price of the Common Stock of the Company. Historically, the Company's backlog at the beginning of a quarter has not included all sales required to achieve its sales objectives for that quarter. As such, the Company's quarterly product sales and operating results have historically depended on the receipt of orders and the shipment of products in that same quarter.

  As a result of its continued investments in research, development and engineering, and the development of a worldwide sales and marketing organization, the Company has significant fixed costs that it will not be able to reduce rapidly if its sales goals for a particular period are not met. The impact of this factor on operating results in any future period cannot be forecasted accurately.

  Highly Competitive Industry. The markets served by the Company's products are extremely competitive. The Company faces significant competition from various suppliers of systems that utilize alternative technologies. In the CVD market, the Company's Flowfill(TM) technology faces competition from a number of CVD competitors, including Applied Materials, Lam Research and Novellus. In the PVD market, the Company's Forcefill technology faces competition from suppliers of aluminum PVD systems, such as Applied Materials, Tokyo Electron, Novellus and Ulvac. In the etch market, the Company's M^RI(TM)-based etch systems and other etch products face competition from suppliers of RIE systems, including Applied Materials, Lam Research and Tokyo Electron, from ICP-based etch systems marketed by Applied Materials and Lam Research, as well as the ECR-based etch system marketed by Hitachi. In addition, as a result of the non-exclusive licenses sold to Applied Material and Lam Research, in the future, the Company's PVD and etch products may have to compete with products of Applied Materials and, with respect to the Company's etch products, Lam Research, based upon the Company's technologies.

  Many of these competitors are substantially larger companies with broader product lines, and have well established reputations in the markets in which the Company competes, longer operating histories, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases and substantially greater financial, technical and marketing resources than the Company and, among other things, may therefore be less vulnerable than the Company to long-term industry downturns, including the downturn presently being experienced by the DRAM manufacturing industry. The Company also faces potential competition from new entrants in its respective markets, including established manufacturers in other segments of the semiconductor capital equipment market, who may decide to diversify into the Company's market segments. There can be no assurance that these competitors will not develop enhancements to or future generations of competitive products that will offer price and performance features superior to those offered by the Company's systems.

  Lengthy Sales Cycle. Sales of the Company's systems typically involve a lengthy period during which it may expend substantial funds and management effort. Such sales will depend, in significant part, upon the decision of a prospective customer to increase manufacturing capacity or to expand current manufacturing capacity, both of which involve a significant capital commitment by the customer. The amount of time from initial contact with a customer to the first order is typically nine to twelve months, and may be longer, and may involve competing capital budget considerations for the customer, thus making the timing of customers' orders uneven and difficult to predict. The Company's ability to receive orders for production systems from potential semiconductor manufacturing customers depends, among other things, upon such customers undertaking an evaluation for new equipment. Presently, all of the Planar 200(R) Flowfill(TM)systems sold are being used by such customers to evaluate the future manufacturing capabilities of such systems. There can be no assurance that the Company will receive any orders for Planar 200(R) Flowfill(TM) systems from any of the customers who have purchased such systems for evaluation purposes. Prior to placing orders for production systems, semiconductor manufacturing customers expect to evaluate systems on an extended trial basis. Following initial system qualification, the Company often experiences further delays in finalizing system sales while the customer evaluates and receives approvals for the purchase of its systems and completes a new or expanded facility. The failure or inability of the Company to convert an evaluation system with a customer to a sale of production systems could materially and adversely affect operations. Furthermore, this lengthy sales cycle process may adversely affect the Company's ability to rapidly recover from its current low sales level.

  Failure to Retain Key Personnel. The Company's future success depends, to a large extent, upon the efforts and abilities of a number of its current key personnel. Such key personnel include, but are not limited to, Christopher D. Dobson, Chairman of the Board and Chief Scientific Officer, Nigel Wheeler, President and Chief Executive Officer, Nicolas Carrington, Senior Vice President, Sales and Field Operations, and Jeremy Linnert, Chief Financial Officer and Secretary. The loss of certain of these people or the Company's inability to retain other key employees could materially and adversely affect its operations.

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

  There can be no assurance that patents will be issued on the Company's pending patent applications or that competitors will not be able to legitimately ascertain proprietary information embedded in its products which is not covered by patent or copyright. In such case, the Company may be precluded from preventing the competitor from making use of such information. In addition, should the Company wish to assert its patent rights against a particular competitor's product, there can be no assurance that any claim in a Company patent will be sufficiently broad nor, if sufficiently broad, any assurance that the Company patent will not be challenged, invalidated or circumvented, or that the Company will have sufficient resources to prosecute its rights. The Company has a policy to protect and defend vigorously its patents, trademarks and trade secrets. In connection with the non-exclusive licenses of technologies sold to Applied Materials, the Company released Applied Materials from all claims or actions arising from acts, omissions or dealings of Applied Materials prior to the licenses, other than claims against Applied Materials for infringement of the patent or patent applications of the Company relating to its Flowfill(TM) technology.

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

  In March 1999, the German Federal Patent Court determined that a competitor's issued German patent concerning a process similar to Forcefill(R) is cancelled and invalid from the date of issue. The court has yet to give the reasons for its decision. During the Court's proceedings, the competitor withdrew one of the patent's claims apparently directed to non vacuum processes and declared that a divisional patent for this claim would be filed. This divisional patent is therefore now pending opposition proceedings and will again come before the same court if filed and opposed. The Company will examine the divisional patent if filed and will vigorously oppose it, if it relates to the Company's business. In the opinion of the Company's advisors such opposition is likely to be successful. Nevertheless, the Company cannot guarantee the outcome of this matter and there can be no assurance as to the possible effects of this matter on the Company.

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

  Customer Concentration. To date the Company's product sales have been highly concentrated, with approximately 24% and 11% of its product revenues for the year ended December 31, 1998 derived from sales to Siemens and Tower Semiconductor and 20% and 14% of its product revenues for the year ended December 31, 1997 derived from sales to Texas Instruments and Siemens. There can be no assurance that Siemens and Tower Semiconductor will continue to purchase systems and technology from the Company at current levels, or at all.

  Year 2000. The Company has carried out a review of computer hardware and software used by the Company for information purposes. The Company believes that all critical hardware used by the Company is year 2000 compliant. Certain of the proprietary software used by the Company is not year 2000 compliant and in those cases the Company has received assurances from the suppliers that compliance upgrades will be provided in a timely manner. Non-information technology hardware and software used in factory and office management systems have been reviewed and are compliant where appropriate.

  Many of the Company's products include hardware/software that has either been produced by the Company or supplied by outside vendors. The Company does not consider year 2000 issues relevant to the continued safe operation of these products because the use of time and date data by the Company's products is limited to non-critical functions such as time stamping data log reference files and time and date displays. The Company has carried out testing in accordance with SEMATECH year 2000 readiness test procedures and in all material aspects the Company's products comply with these test procedures.

  Nevertheless, certain of the Company's products are controlled by the Company's software operating on commercially available desktop type personal computers. The Company believes that many of these personal computers contain BIOS that are not year 2000 compliant. As a result, incorrect dates might be displayed, used or transmitted in certain circumstances after December 31, 1999. The BIOS of personal computers may be upgraded or the date reset in accordance with the manufacturer's instructions that are publicly available. In addition, the Company has written and made available to its customers special software that automatically corrects the date in the BIOS of personal computers.

  The Company has no control over, nor in most cases any actual knowledge of, the personal computers used by customers in connection with the Company's products nor does it have any control over the implementation by its customers of available compliance upgrades. It therefore has little knowledge of the actual compliance status of its products in operation at customers' facilities. Systems currently shipped by the Company are compliant with year 2000 readiness tests as defined by SEMATECH.

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

ITEM 7A. QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The following discussion and analysis about market risk disclosures may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management and involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

  The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include the Company's manufacturing and administrative cost base which is predominately in British Pounds, and product sales outside the United States which may be expressed in currencies other than the United States dollar. The Company constantly monitors currency exchange rates and matches currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at December 31, 1998 and 1997 the Company had no open forward currency transactions.

  Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British Pound against all other currencies in the first quarter of 1999 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash-flow by approximately $800,000. The same increase in the value of the British Pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $3.0 million. The effect of the hypothetically change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British Pound. In reality, some currencies may weaken while others may strengthen.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF TRIKON.

  The following table sets forth certain information concerning Trikon's directors and executive officers.

Name                     Age                           Position
----                     ---                           --------
Christopher D. Dobson...  62 Director, Chairman of the Board and Chief Scientific Officer
Nigel Wheeler...........  49 Director, President, Chief Executive Officer
Jeremy Linnert..........  54 Acting Chief Financial Officer and Secretary
Nicolas Carrington......  36 Senior Vice President, Sales and Field Operations
Bernard Culverhouse.....  50 Vice President--Marketing
Richard M. Conn(1)(2)...  54 Director
Lawrence D. Lenihan,
 Jr.(1)(2)..............  34 Director
Stephen N.
 Wertheimer(1)(2).......  48 Director

--------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

  Mr. Dobson joined Trikon's Board of Directors as Chairman in November 1996 upon the Acquisition of Trikon Limited. From December of 1997 to June 1998, Mr. Dobson was Chief Executive Officer of the Company. Mr. Dobson was appointed Chief Scientific Officer in May 1998. Mr. Dobson was a co-founder of Trikon Limited and was the Chairman of Trikon Limited's board of directors from 1971 to November 1996.

  Mr. Wheeler joined Trikon as a director and the President and Chief Operating Officer in November 1996 upon the Acquisition of Trikon Limited. In October 1998, Mr. Wheeler was appointed Chief Executive Officer. From July 1993 to November 1996, Mr. Wheeler served as Trikon Limited's Chief Executive Officer. From July 1986 to July 1993, Mr. Wheeler was the General Operations Director of Trikon Limited and had served in other capacities with Trikon Limited since 1980.

  Mr. Linnert joined Trikon in November 1996 upon the Acquisition of Trikon Limited. In January 1998, Mr. Linnert was appointed Secretary and Acting Chief Financial Officer of Trikon. Mr. Linnert served as a Director of Trikon from January 1998 to June 1998. Mr. Linnert joined Trikon Limited in November 1988 as Management Accountant and became Financial Controller and Company Secretary in December 1992. From November 1988 to December 1992, Mr. Linnert served as assistant to the Financial Director of Trikon Limited.

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

  Mr. Culverhouse was appointed Vice President, Marketing in December 1998. He joined Trikon Limited in 1993 and was appointed Director of Marketing in 1998. From 1993 to 1996, Mr. Culverhouse served as the Sales Director of Trikon Limited for United Kingdom and Asia.

  Mr. Conn was elected to the Board of Directors of Trikon in January 1998. Mr. Conn formed Business Development Consulting in early 1997 and serves as a consultant in the semiconductor equipment industry. Prior to forming Business Development Consulting, Mr. Conn was a Vice President of Sales at KLA Instruments Corporation, the predecessor to KLA-Tencor from 1984 until 1996. During his tenure at KLA Instruments Corporation, Mr. Conn was a member of the boards of directors of KLA Instruments Corporation's subsidiaries in the United Kingdom, France and Germany. Mr. Conn has held several other positions in the semiconductor industry at companies that include Eaton Semiconductor Equipment, Applied Materials UK and ITT Semiconductors.

  Mr. Lenihan was appointed to the Board of Directors in June 1998. Mr. Lenihan has been a Fund Manager for Pequot Capital Management, Inc. since January 1999, and has been a managing member of the general partner of Pequot Private Equity Fund, L.P. since February 1997. He is also a principal at Dawson-Samberg Capital Management, Inc. From August 1993 to October 1996, Mr. Lenihan was a principal at Broadview Associates, LLC. He currently serves as a Director of Direc-To-Phone, Digital Generation Systems, Inc. and Memotec Communications, Inc.

  Mr. Wertheimer was appointed to the Board of Directors in June, 1998. He has been a Managing Director of Credit Research and Trading LLC since 1996. He was the President and Founder of Water Capital Corp. from 1991 to 1996. From 1988 to 1991, he was a Managing Director for Paine Webber Incorporated. Mr. Wertheimer is also Chairman of Advanced Mining Systems, Inc. and currently serves as a director of El Paso Electric Company and Greenwich Fine Arts, Inc.

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

  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, Trikon believes that its Insiders complied with all applicable Section 16 filing requirements for 1998, on a timely basis, with the exception of the following late filings by (i) Richard M. Conn, a director of the Company, who filed a Form 3 in February 1998 to report his beneficial ownership after being appointed as Director in January 1998, and filed a Form 5 in February 1999 to report the grant of stock options to purchase 12,500 shares of Common Stock in February 1998 and the grant of stock options to purchase 77,500 shares of Common Stock in August 1998, (ii) Thomas
C. McKee, the former Chief Executive Officer of the Company, who filed a Form 3 in June 1998 after being appointed as a Director and the Chief Executive Officer in June 1998, and (iii) Bernard Culverhouse, the Vice President, Marketing of the Company, who filed a Form 3 in March 1999 to report his beneficial ownership of stock options to purchase 221,000 shares of Common Stock after being appointed Vice President, Marketing in December 1998.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

  The following table sets forth all compensation received for services rendered to Trikon in all capacities for the years ended December 31, 1998, 1997 and 1996, by (i) each person who served as Chief Executive Officer of Trikon during the year ended December 31, 1998 and (ii) each of the other four most highly compensated executive officers of Trikon who were serving as executive officers at December 31, 1998 and whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers"). Perquisites amounting in aggregate to the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer are not disclosed. For the purpose of calculating salaries and other compensation paid in British pounds to Nigel Wheeler, Christopher D. Dobson, Jeremy Linnert, Nicolas Carrington and Bernard Culverhouse the conversion rate of 1.6638 is used, which is the average rate of exchange for the year ended December 31, 1998.

                           Summary Compensation Table

                                                                      Long-Term
                                                                 Compensation Awards
                                                                ------------------------
                                         Compensation
                                -------------------------------               Securities
                                                      Other     Restricted    Underlying
                         Fiscal                       Annual      Stock         Stock       All Other
                          Year  Salary($) Bonus($) Compensation Awards($)     Options(#) Compensation($)
                         ------ --------- -------- ------------ ----------    ---------- ---------------
Christopher D.            1998  $235,727  $    --     $  --     $7,183,004(2)      --              --
 Dobson(1)..............
 Chairman of the Board    1997   315,917       --        --            --          --              --
 and Chief Scientific     1996    52,653       --        --            --          --              --
 Officer
Thomas C. McKee(3)......  1998    90,258       --        --            --          --      $17,786 (4)
 Former Director and
 Chief Executive Officer
Nigel Wheeler(5)........  1998   266,111       --        --            --      500,000      50,306 (6)
 Director, President and  1997   268,200   268,200       --            --      200,000      50,388 (7)
 Chief Executive Officer  1996    44,699       --        --            --          --        5,485 (8)
Nicolas Carrington(9)...  1998   118,842       --        --            --      306,300      16,463(10)
 Senior Vice President,   1997   115,589       --      1,509           --       36,300      72,994(11)
 Sales and Field          1996    13,711       --        --            --          --        1,924(12)
 Operations
Jeremy Linnert(13)......  1998   106,196       --        --            --      223,000      48,501(14)
 Acting Chief Financial   1997    82,270       --        --            --       15,000      55,830(15)
 Officer and Secretary    1996     9,832       --        --            --          --        2,450(16)
Bernard                   1998   126,360       --        --            --      221,000      25,005(18)
 Culverhouse(17)........
 Vice President--         1997   104,443       --        --            --       14,000      22,010(19)
 Marketing                1996    10,687       --        --            --          --        2,283(20)

--------
 (1) Mr. Dobson joined Trikon in November 1996 upon the Company's Acquisition of Trikon Limited. Mr. Dobson served as Chief Executive Officer from December 1997 to May 1998.
 (2) On May 15, 1998, the Company issued to Mr. Dobson 5,015,811 shares of restricted Common Stock and 6,476.995 shares of restricted Series I Preferred Stock. Each share of restricted Series I Preferred Stock automatically converted into 1,000 shares of restricted Common Stock on July 28, 1998. The restricted shares of Common Stock and Series I Preferred Stock were valued at $7,183,004 based upon the $0.625 per share closing price of the equivalent unrestricted Common Stock on the date of issuance. The restricted shares of Common Stock issued to Mr. Dobson vest 100% on the earlier of (i) May 14, 2003, or (ii) the sale of all or substantially all of the assets of the Company. The number and value of Mr. Dobson's aggregate restricted stock holdings at December 31, 1998 were 11,492,806 shares valued at $358,575.
 (3) Mr. McKee served as Chief Executive Officer from June 1998 to September
     1998.
 (4) Of this amount, $12,500 represents a relocation allowance and $4,499 represents a car allowance.
 (5) Mr. Wheeler joined Trikon in November 1996 as President and Chief Operating Officer upon the Acquisition of Trikon Limited. He was appointed Chief Executive Officer in October 1998.
 (6) Of this amount, $11,997 represents a car allowance and $36,438 represents pension contributions by Trikon on behalf of the officer.
 (7) Of this amount, $15,651 represents a car allowance and $32,182 represents pension contributions by Trikon on behalf of the officer.
 (8) Of this amount, $1,922 represents a car allowance and $2,949 represents pension contributions by Trikon on behalf of the officer.
 (9) Mr. Carrington joined Trikon in November 1996 as Senior Vice President, General Manager of Deposition Division. He was appointed Senior Vice President Sales and Field Operations in December 1997.

(10) Of this amount, $10,916 represents a car allowance and $4,659 represents pension contributions by Trikon on behalf of the officer.
(11) Of this amount, $57,795 represents consideration for Mr. Carrington's agreement to remain with Trikon until March 31, 1998, $3,647 represents contributions by the Company pursuant to a defined contribution agreement on behalf of Mr. Carrington and $10,461 represents a car allowance
(12) Of this amount $1,283 represents a car allowance.
(13) Mr. Linnert joined Trikon in November 1996 upon the acquisition of Electrotech. He was appointed Acting Chief Financial Officer and Secretary in December 1998.
(14) Of this amount, $33,276 represents consideration for Mr. Linnert's agreement to stand for election as a director for the period from January to June 1998, $9,955 represents a car allowance and $3,938 represents pension contributions paid by Trikon on behalf of the officer.
(15) Of this amount, $41,341 represents consideration for Mr. Linnert's agreement to remain with Trikon until March 31, 1998 and $9,462 represents a car allowance.
(16) Of this amount, $1,210 represents a car allowance.
(17) Mr. Culverhouse joined Trikon in November 1996 upon the acquisition of Electrotech. He was appointed Vice-President of Marketing on December 14, 1998.
(18) Of this amount, $7,242 represents a car allowance and $17,264 represents pension contributions paid by Trikon on behalf of the officer.
(19) Of this amount, $6,698 represents a car allowance and $14,204 represents pension contributions paid by Trikon on behalf of the officer.
(20) Of this amount, $830 represents a car allowance and $1,453 represents pension contributions paid by Trikon on behalf of the officer

Option Grants in Last Fiscal Year

  The following table sets forth each grant of stock options made during the year ended December 31, 1998 to each of the Named Executive Officers. No stock appreciation rights ("SARs") have ever been granted by Trikon.

                                                                                   Potential
                                                                                  Realizable
                                                                                   Value at
                                                                                Assumed Annual
                                                                                Rates of Stock
                                                                                     Price
                         Number of       Percent of                              Appreciation
                         Securities    Total Options                                  for
                         Underlying      Granted to                             Option Term(2)
                          Options       Employees in     Exercise    Expiration ---------------
                         Granted(#)    Fiscal Year(%) Price($/SH)(1)    Date     5%($)  10%($)
                         ----------    -------------- -------------- ---------- ------- -------
Christopher D. Dobson...       --             --             --             --      --      --
Thomas C. McKee(3)...... 1,874,477        34.3185         0.6250      5-31-2005     --      --
Nigel Wheeler...........   200,000(4)      3.6617         1.4375       2-6-2008 180,807 458,201
                           100,000(5)      1.8308         1.4375       2-6-2008  90,404 229,101
                           200,000(6)      3.6617         0.0938     10-27-2008  11,792  29,883
Nicolas Carrington......    36,300(4)      0.6646         1.4375       2-6-2008  32,816  83,163
                            20,000(5)      0.3662         1.4375       2-6-2008  18,081  45,820
                           250,000(7)      4.5771         0.0469      12-8-2008   7,370  18,677
Jeremy Linnert..........    15,000(4)      0.2746         1.4375       2-6-2008  13,561  34,365
                             8,000(5)      0.1465         1.4375       2-6-2008   7,232  18,328
                           200,000(7)      3.6617         0.0469      12-8-2008   5,896  14,942
Bernard Culverhouse.....    14,000(4)      0.2563         1.4375       2-6-2008  12,656  32,074
                             7,000(5)      0.1281         1.4375       2-6-2008   6,328  16,037
                           200,000(7)      3.6617         0.0469      12-8-2008   4,717  11,953

--------
(1) Represents the fair market value of the underlying shares of Common Stock at the time of grant.
(2) Represents the value of the shares of Common Stock issuable upon the exercise of the option, assuming the stated rates of price appreciation for ten years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. Such annual rates of appreciation are for illustrative purposes only, are based on requirements of the Commission and do not reflect Trikon's estimate of future stock appreciation. No assurance can be given that such rates of appreciation, or any appreciation, will be achieved.
(3) Mr. McKee resigned from the Company effective September 7, 1998. All of Mr. McKee's stock options expired effective September 25, 1998.
(4) On February 6, 1998, the Company cancelled stock options for the same number of shares previously granted to Messrs. Wheeler, Carrington, Linnert and Culverhouse in 1997 and issued these new stock options with an exercise price of $1.4375 per share. The new stock options vest in equal annual increments of 25% over a four-year period of service measured from September 18, 1997.
(5) Represents stock options that vest in equal, annual increments of 25% over the four-year period of service measured from their date of grant, February 6, 1998.
(6) Represents stock options that vest in equal, annual increments of 25% over the four-year period of service measured from their date of grant, October 27, 1998.
(7) Represents stock options that vest in equal, annual increments of 25% over the four-year period of service measured from their date of grant, December 8, 1998.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

  The following table sets forth the number of exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 1998. No shares of common stock were acquired upon exercise of stock options by the Named Executive Officers during the fiscal year 1998. No exercisable or unexercisable options were "In-The-Money" at December 31, 1998. No stock appreciation rights were exercised by the Named Executive Officers during fiscal year 1998, and no stock appreciation rights were outstanding at the end of such year.

                                                         Number of Securities
                                                        Underlying Unexercised
                                                          Options at Fiscal
                                                             Year-End(#)
                                                      --------------------------
   Name                                               Exercisable /Unexercisable
   ----                                               ----------- --------------
   Christopher D. Dobson.............................        -- /  --
   Thomas C. McKee(1)................................        -- /  --
   Nigel Wheeler.....................................     50,000/ 450,000
   Nicolas Carrington................................      9,075/ 297,225
   Jeremy Linnert....................................      3,750/ 219,250
   Bernard Culverhouse...............................      3,500/ 217,500

--------
(1) Mr. McKee resigned from the Company effective September 7, 1998. All stock options granted to Mr. McKee lapsed prior to exercise.

Pension Plan

  The following table shows the estimated annual pension benefits payable to a covered participant at normal retirement age, which is age 65, under the Company's defined benefit pension plan, the Electrotech Retirement Benefits Scheme. (For female members, pension earned prior to 6th April 1996 may be taken unreduced from age 60.) The Electrotech Retirement Benefits Scheme was originally initiated by Electrotech. As a result, only former Electrotech employees are covered participants. Plan members are required to contribute at the rate of 5% of taxable remuneration, the balance of the cost being met by the Company. Benefits are provided on retirement, death and withdrawal, with vesting after two years of service in the plan. Pensions increase in payment at the rate of 5% per annum. Benefits are calculated with reference to taxable remuneration and years of service in the plan and are not subject to offsets for social security retirement benefits:

                              Pension Plan Table

                                                                         Years of Service
                   -------------------------------------------------------------------------------------------------------------
Remuneration             5              10             15              20              25              30              35
------------       -------------- -------------- --------------- --------------- --------------- --------------- ---------------
(Pounds) 50,000..  (Pounds) 4,167 (Pounds) 8,333 (Pounds) 12,500 (Pounds) 16,667 (Pounds) 20,833 (Pounds) 25,000 (Pounds) 29,167
 100,000........            8,333         16,667          25,000          33,333          41,667          50,000          58,333
 150,000........           12,500         25,000          37,500          50,000          62,500          75,000          87,500
 200,000........           16,667         33,333          50,000          66,667          83,333         100,000         116,667
 250,000........           20,833         41,667          62,500          83,333         104,167         125,000         145,833
 300,000........           25,000         50,000          75,000         100,000         125,000         150,000         175,000
Remuneration         40 or more
------------       ---------------
(Pounds) 50,000..  (Pounds) 33,333
 100,000........            66,667
 150,000........           100,000
 200,000........           133,333
 250,000........           166,667
 300,000........           200,000

  A participant's remuneration covered by the Company's pension plan is his or her highest taxable salary (the "Highest Taxable Salary") in the last five plan years of the participant's career or, in the case of a controlling director with a 20% stock holding, the average such salary over his or her last three plan years. A participant earns one-sixtieth (1/60) of his Highest Taxable Salary for each year of service to a maximum of forty-sixtieths (40/60). Taxable remuneration for the Named Executive Officers in the plan as at the end of the last calendar year was (Pounds)163,000 (approximately $268,200) for Mr. Wheeler and (Pounds)75,947 (approximately $126,360) for Mr. Culverhouse. The projected number of years of service for Mr. Wheeler and Mr. Culverhouse at their normal retirement age are 33 years and 10 months and 40 years, respectively. Pension contributions on behalf of Mr. Wheeler and Mr. Culverhouse for fiscal years 1996, 1997, and 1998, respectively, are as included in the All Other Compensation column of the Summary Compensation Table.

Employment Agreements

  On October 2, 1997, the Company entered into retention agreements with Nicolas Carrington and Jeremy Linnert pursuant to which they agreed to remain with the Company in their respective capacities of Senior Vice President, General Manager and Financial Controller of the Deposition Division until March 31, 1998 in exchange for payments of approximately $57,795 and $41,341, respectively, or six months salary. The Company also entered into an employment agreement with Nigel Wheeler, dated November 15, 1996, pursuant to which Mr. Wheeler is to be nominated as a director and to act as the President and Chief Operating Officer for the three-year term of the agreement. The agreement with Mr. Wheeler renews annually unless terminated by either party. Under the agreement, Mr. Wheeler is paid a base salary of $268,200 per year, net of any U.S. taxes or other assessments so long as he is not a U.S. citizen. The base salary is subject to certain annual, upward adjustments by the Company. In addition, Mr. Wheeler is eligible to receive an annual performance bonus for each year of service. Mr. Wheeler was also granted, in connection with entering into such agreement, options to acquire 200,000 shares of Common Stock at an exercise price of $11.625 per share, the fair market value of a share of Common Stock on the date of grant. The employment agreement further provides certain customary insurance, vacation benefits and termination provisions.

  On September 11, 1998, the Company announced that Mr. Wheeler would waive a substantial portion of his salary until the Company returns to profitability. On October 27, 1998, the Board of Directors appointed Mr. Wheeler as Chief Executive Officer. In connection with his appointment as Chief Executive Officer, the Board of Directors reinstated Mr. Wheeler's previous salary and agreed to (i) immediately grant him options to purchase 200,000 shares of Common Stock, (ii) on or about January 1, 1999, grant him additional options to purchase 500,000 shares of Common Stock, and (iii) subject to shareholder approval at the Company's next annual meeting, grant additional options to purchase shares of Common Stock equal to 2% of the Company's then outstanding Common Stock on a fully diluted basis. Mr. Wheeler is authorized to direct the Company to allocate all or a portion of such options to other members of management.

  In connection with the Exchange Offer, the Board of Directors entered into certain agreements with Christopher D. Dobson, Chairman of the Board and then Chief Executive Officer of the Company. The Company and Mr. Dobson agreed that upon the consummation of the Exchange Offer, 5,015,811 shares of restricted

Common Stock and 6,476.995 shares of restricted Series I Preferred Stock (collectively, the "Restricted Stock") would be granted to Mr. Dobson. The Restricted Stock shall vest one hundred percent (100%) upon the earlier of (i) the date five years after the closing of the Exchange Offer, or (ii) the sale of all or substantially all of the assets of the Company, the direct sale by the Company's stockholders possessing more than 50% of the total combined voting power of the Company's outstanding securities to persons different than those holding such securities immediately prior to such sale or the merger or consolidation in which securities possessing more than 50% of the total combined voting power of the Company's outstanding securities are transferred to persons different than those holding such securities immediately prior to the merger or consolidation. The Restricted Stock shall automatically be acquired by the Company in return for a payment of $0.001 per share of Common Stock and $1.00 per share of Series I Preferred Stock upon Mr. Dobson's termination for cause, voluntary cessation of providing services to the Company or if, during the first two years following the Exchange Offer, Mr. Dobson devotes fewer than 750 hours per annum to Trikon related matters. For purposes of the Restricted Stock, the meaning of "for cause" is limited to willful misconduct that materially injures the pecuniary interests of the Company and any material breach of the noncompetition obligations under these agreements. Mr. Dobson is permitted, at his discretion, to reallocate up to twenty percent (20%) of the Restricted Stock to other members of senior management of the Company.

  The Board of Directors and Mr. Dobson further agreed that after the consummation of the Exchange Offer, Mr. Dobson shall receive a contingent variable interest up to 3% of the net proceeds (gross proceeds less reasonable and customary expenses) received upon the sale of the Company as follows:

                                                                    Cumulative
   Sales Price($)                                                  Percentage(%)
   --------------                                                  -------------
   At least $250 million..........................................      0.5%
   At least $260 million..........................................      1.0
   At least $270 million..........................................      2.0
   At least $280 million..........................................      2.5
   $300 million or more...........................................      3.0

  In addition, the Board of Directors and Mr. Dobson agreed upon certain terms of his employment following the consummation of the Exchange Offer. Among other things, Mr. Dobson shall continue in his position as Chairman and Chief Executive Officer of the Company, devote substantially his full business time to his duties (which shall include research and development work performed on Trikon projects and products, wherever located) and a base salary, of 196,000 British pounds. Upon successful recruitment of a chief executive officer candidate, Mr. Dobson shall step down as Chief Executive Officer of the Company and continue to receive compensation at his current rate of compensation, unless in connection therewith he determines to devote substantially less than 75% of his full business time to the Company in which case his base salary shall be reduced by 50%. In the event that Mr. Dobson is terminated for any reason other than cause prior to May 2001, he shall be paid an amount equal to his base salary (as of the date of termination) for the period from the date of termination until May 2001. During his employment, Mr. Dobson has agreed not to directly or indirectly be involved with any enterprise engaged in the semiconductor equipment manufacturing industry, subject to a de minimis investment exception. In addition, he also agreed not to solicit any employees of the Company to leave the Company nor any business of any customers, licensors or licensees of the Company during his employment and for two (2) additional years thereafter. All intellectual property and know-how developed by Mr. Dobson while employed by the Company will automatically be assigned to the Company without royalties or other payment. On September 11, 1998, the Company announced that Mr. Dobson would waive his salary until the Company returns to profitability.

  In connection with the negotiation of the Applied Materials and Lam Research licenses, restructuring the Company and future licensing efforts, the Board of Directors authorized a $1,500,000 bonus payable to Mr. Dobson, subject to consummation of the Exchange Offer. Payment of such bonus by the Company is subject to (i) payment of all accrued and unpaid dividends on the Series H Preferred Stock and redemption for cash of all outstanding shares of Series H Preferred Stock issued as payment of dividends on outstanding Series H Preferred Stock, (ii) such payment not being made prior to June 30, 1999 and (iii) at the time of payment Trikon shall have had at least $8,000,000 of EBITDA during and for its two most recently completed fiscal quarters (taken as one period). For purposes of calculating EBITDA, upfront license fees (excluding the Applied Material and Lam Research licenses) shall be equally amortized over the twelve-month period following receipt (including the month of receipt, and, incremental license fees associated with the M^RI(TM) source technology.

  At the end of May 1998, the Company also entered into an employment agreement with Thomas C. McKee pursuant to which Mr. McKee was nominated as a director and to act as the Chief Executive Officer for the period commencing June 1, 1998 and continuing through December 31, 1999. Thereafter, the agreement with Mr. McKee was to renew annually unless terminated by either party upon thirty (30) days prior written notice. Under the agreement, Mr. McKee was paid a base salary of $340,000 per year. The base salary was subject to annual review by the Company and could be increased at the Board of Director's discretion. In addition, Mr. McKee was eligible to receive an annual performance bonus for each year of service in an amount not to exceed fifty percent (50%) of his base salary which was to become payable upon the achievement of certain financial objectives and performance milestones for each year. Mr. McKee was also granted, in connection with entering into such agreement, options to acquire 1,874,477 shares of Common Stock (representing two percent (2%) of the Company's outstanding equity securities on a fully diluted basis) at an exercise price of $.625 per share, the closing selling price per share of Common Stock as reported on the Nasdaq National Market on June 1, 1998. The employment agreement further provided for certain customary insurance, vacation benefits and termination provisions as well as certain housing cost reimbursements.

  Other than as set forth above, Trikon currently has no employment contracts with any of the Named Executive Officers.

Director Compensation

  The Company's outside directors earn an annual retainer of $15,000 and receive $1,000 for attending a Board meeting in person, $750 for attending a Board meeting by telephone and $750 for attending a committee meeting in person or by telephone. Payment of the annual retainer has been deferred until the Board determines that sufficient cash flow is achieved. Outside directors may also be reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, under the Company's 1998 Director Stock Option Plan, outside directors automatically receive a grant of options to purchase 90,000 shares of Common Stock upon his or her initial election to the Board of Directors and a grant of options to purchase 18,000 shares of Common Stock upon each reelection thereafter. The shares subject to each 90,000-share option grant vest in a series of four (4) successive equal annual installments upon the director's completion of each year of service on the Board of Directors over the four (4) year period measured from the date of grant, and the shares subject to each 18,000-share option grant vest upon completion of one year of service measured from the date of grant.

  In December 1997, the Company agreed to pay Jeremy Linnert (Pounds)20,000 (approximately $33,000), subject to his serving as a director until June 30, 1998, in consideration for his agreement to stand for election as director.

Compensation Committee Interlocks and Insider Participation

  The Compensation Committee of the Board of Directors of Trikon (the "Compensation Committee") currently consists of Richard M. Conn who was appointed on January 23, 1998, and Lawrence D. Lenihan Jr. and Stephen Wertheimer who were appointed on June 10, 1998. Brian D. Jacobs also served on the Compensation Committee from January 23, 1998 until his term of office expired on July 28, 1998.

  None of these individuals was at any time during the fiscal year ended December 31, 1998 or at any other time an officer or employee of Trikon. No executive officer of Trikon serves as a member of the Board or the Compensation Committee of any other entity which has one or more executive officers serving as a member of Trikon's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  To the extent known by Trikon, the following table sets forth certain information regarding beneficial ownership of Common Stock and Preferred Stock as of March 1, 1999 by (i) each person (or group or affiliated persons) who is known by Trikon to own beneficially more than 5% of Trikon's outstanding Common Stock or Series H Preferred Stock, (ii) each of Trikon's directors and nominees for director, (iii) each person who served as Chief Executive Officer of Trikon during the year ended December 31, 1998 and each of the other Named Executive Officers and (iv) Trikon's directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock and Preferred Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                                                        Shares of
                            Shares of                   Series H     Percent of
                           Common Stock   Percent of Preferred Stock  Series H
Name and Address of        Beneficially     Common    Beneficially   Preferred
Beneficial Owner              Owned        Stock(1)       Owned       Stock(2)
-------------------        ------------   ---------- --------------- ----------
Christopher D. Dobson....   16,346,140       17.4%           --          --
 Ringland Way, Newport
 South Wales, NP6 2TA
  U.K.
Pequot Capital
 Management, Inc.(3).....   10,122,509       10.8        143,871         4.9%
 500 Nyala Farm Road
 Westport, CT 06880
The DDJ Entities(4)......   11,090,192       11.8        630,698        21.4
 141 Linden Street, Suite
  4
 Wellesley, MA 02181
Citigroup Inc.(5)........    6,651,730        7.1        383,059        13.0
 838 Greenwich Street
 New York, NY 10013
Mackay-Shields Financial
 Corporation(6)..........    5,284,717        5.6        301,590        10.2
 9 West 57th Street, 37th
  Floor
 New York, NY 10019
Putnam Investments.......    2,596,000        2.8        255,537         8.6
 One Post Office Square
 Boston, MA 02109
Larry Lenihan(3).........   10,122,509       10.8        143,871         4.9
Stephen Wertheimer.......          --         --             --          --
Nigel Wheeler............          --         --             --          --
Thomas McKee(7)..........          --         --             --          --
Nicolas Carrington.......          --         --             --          --
Jeremy Linnert...........          --         --             --          --
Richard M. Conn..........          --         --             --          --
Bernard Culverhouse......          --         --             --          --
All current directors and
 executive officers as a
 group (8 persons).......   26,571,849(8)    28.2            --          --

--------
 * Less than 1%
(1) Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Percent ownership is based on the number of shares of Common Stock outstanding as of March 1, 1999, which number was 94,015,616 shares, plus any shares issuable pursuant to options and warrants held by the person in question which may be exercised or converted within 60 days after March 1, 1999.
(2) Percent ownership is based on the number of shares of Series H Preferred Stock outstanding as of March 1, 1999, which number was 2,953,074.

(3) The number of shares beneficially owned by Pequot Capital Management, Inc. is based on information contained in a Schedule 13D filed on January 8, 1999 and certain information provided by Pequot Capital Management, Inc. to the Company. Pequot Capital Management, Inc., an investment adviser registered under the Investment Advisers Act of 1940, acts as an investment adviser to certain investment funds and managed accounts, which hold shares of Common Stock and Series H Preferred Stock. Mr. Lenihan is a fund manager at Pequot Capital Management, Inc. Mr. Lenihan disclaims beneficial ownership of the shares for which Pequot Capital Management, Inc. has beneficial ownership.
(4) The number of shares beneficially owned by the DDJ Entities is based on the information contained in Amendment No. 3 to Schedule 13D filed by DDJ Capital Management, LLC ("DDJ") on behalf of DDJ Capital III, LLC ("DDJ III"), B III Capital Partners, L.P. (the "DDJ Fund") and itself on
    October 30, 1998 and certain information provided by DDJ to the Company. DDJ III is the general partner of, and DDJ is the investment manager for, the DDJ Fund. All shares of Common Stock reported as beneficially owned by DDJ Entities were directly beneficially owned by the DDJ Fund.
(5) The number of shares beneficially owned by Citigroup Inc. ("Citigroup") is based on information in a Schedule 13G filed by Citigroup on February 16, 1999 and certain information provided by Citigroup to the Company. All shares of the Common Stock reported as beneficially owned by Citigroup were directly beneficially owned by subsidiaries of Citigroup.
(6) The number of shares beneficially owned by Mackay-Shields Financial Corporation ("Mackay-Shields") is based on information contained in a
    Schedule 13G filed by Mackay-Shields on February 8, 1999 and certain information provided by Mackay-Shields to the Company.
(7) Mr. McKee resigned from the Company effective September 7, 1998.
(8) Includes 103,200 shares of Common Stock issuable under stock options exercisable within 60 days of March 1, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 CVD Partnership

  On March 29, 1996, Trikon, as a Limited Partner, entered into the CVD Limited Partnership with CVD Inc., as general partner, and SBIC Partners, Norwest and R&M Partners/CVD, G.P., each as a Limited Partner. The CVD Partnership was sponsored by Trikon to fund research and development costs and expenses relating to CVD technology and applications using M^RI(TM) source technology. An aggregate of $5,350,000 was invested by the Limited Partners in the CVD Partnership to fund such research and development efforts, which were to be performed by Trikon under an agreement with the CVD Partnership. In connection with the formation of the CVD Partnership, Trikon entered into option agreements (the "CVD Option Agreements") with the Limited Partners. Pursuant to the CVD Option Agreements, Trikon had an exercisable option (the "CVD Option"), expiring March 29, 2001, to acquire all of the Limited Partners' interest in the CVD Partnership and thereby effectively acquire full ownership of the developed technology and terminate further royalty obligations. In addition, the Limited Partners received warrants (the "CVD Warrants") to purchase an aggregate of 277,662 shares of Trikon's Common Stock at a purchase price of $12.75 per share. The CVD Warrants would have become exercisable for a one-year period following exercise of the CVD Option, but only if the CVD Option had been actually exercised by Trikon. In connection with their investment in the CVD Partnership, each of SBIC Partners and Norwest received a CVD Warrant to purchase 130,726 shares of Common Stock.

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

  On September 15, 1998, pursuant to a second amendment to the CVD Purchase Agreement, the Company issued 300,000 shares of Common Stock to holders of CVD Partnership Shares in exchange for the termination of their registration rights, the relinquishment of any right to liquidated damages under the CVD Purchase Agreement, including those accrued to the date of the second amendment, and the release of the Company from any liability or claim arising from the CVD Purchase Agreement. As of September 15, 1998, both SBIC Partners and Norwest and its affiliates held less than 5% of the shares of Common Stock then outstanding.

                               ----------------

  The following are some of the companies mentioned in this Report: Anelva Corporation, a subsidiary of NEC Corporation ("Anelva Corporation"), Applied Materials, Inc. ("Applied Materials"), Dallas Semiconductor Corporation ("Dallas Semiconductor"), Hitachi, Ltd. ("Hitachi"), KLA-Tencor Corporation ("KLA-Tencor"), Lam Research Corporation ("Lam Research"), Leybold, Inc ("Leybold"), Novellus Systems, Inc. ("Novellus"), Siemens AG ("Siemens"), Texas Instruments Incorporated ("Texas Instruments"), Tokyo Electron Ltd. ("Tokyo Electron"), Tower Semiconductor Ltd. ("Tower Semiconductor") and Ulvac Japan, Ltd. ("Ulvac").

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Index to Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Auditors...........................................   F-2
Consolidated Balance Sheets--December 31, 1998 and 1997..................   F-3
Consolidated Statements of Operations--Years ended December 31, 1998,
 1997 and 1996...........................................................   F-5
Consolidated Statements of Shareholders' Equity (Deficiency)--Years ended
 December 31, 1998, 1997 and 1996........................................   F-6
Consolidated Statements of Cash Flows--Years ended December 31, 1998,
 1997 and 1996...........................................................   F-7
Notes to Consolidated Financial Statements...............................   F-9

(a) (2) Index to Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts...........................  F-28

  All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a) (3) List of Exhibits

 Number                              Description
 ------                              -----------
 3.1### Seventh Restated Articles of Incorporation of the Company
 3.2### Certificate of Ownership of Plasma & Materials Technologies, Inc.
        amending the Company's Seventh Restated Articles of Incorporation to
        effect the change of its name to "Trikon Technologies, Inc."
 3.3##  Bylaws of the Company, as amended and currently in effect
 3.4+   Certificate of Determination establishing the rights, preferences and privileges of the Series H Preferred Stock

 NUMBER                                 DESCRIPTION
 ------                                 -----------
  4.1#      Indenture dated as of October 7, 1996 between the Company and U.S.
            Trust Company of California, N.A.
  4.2##     Form of Common Stock Purchase Warrant issued to each investor under the Note Purchase Agreement on December 16, 1996
  4.3###    Warrant to Purchase Common Stock issued to the lenders under the
            Amendment to the Credit Agreement on June 17, 1997
  4.4+      First Supplemental Indenture, dated as of May 14, 1998, between the
            Company and U.S. Trust Company of California, N.A.
 10.1++++++ 1991 Stock Option Plan of the Company, as amended to date, including the Company's Share Option Scheme for its U.K. employees and the related Share Option and Reimbursement Agreement Between the Company, Trikon Limited and certain of Trikon Limited's subsidiaries
 10.2#      Employment Agreement dated as of November 15, 1995 between that
            Company and Nigel Wheeler
 10.3#      Registration Agreement dated as of November 15, 1996 between the
            Company and Christopher D. Dobson
 10.4***    International Technology License and Sales Agreement between the
            Company and Alcan-Tech Co., Inc. dated November 15, 1991++
 10.5***    International Technology License and Sales Agreement between the
            Company and Anelva Corporation, dated February 7, 1992++
 10.6*      Technology License and Sales Agreement between the Company and
            Leybold AG dated December 8, 1992++
 10.7***    Technology License and Sales Agreement between the Company and
            Watkins-Johnson Company dated December 23, 1993++
 10.9*      Royalty Agreement dated October 3, 1986 by and between the Company and Messrs. Conn, Campbell and Goebel
 10.10*     Assignment of Royalty Rights dated June 8, 1990 executed by Messrs.
            Conn and Campbell in favor of the Company
 10.11*     Agreement entered into the 25th day of June 1986 by and between the
            Company and Leybold-Heraeus GmbH
 10.12**    Distribution Agreement dated July 1, 1995 by and between the
            Company and Canon Sales++
 10.13##    Lease dated July 5, 1985 concerning the Company's facilities at
            Newport, Gwent, United Kingdom, as assigned to Electrotech Limited effective January 19, 1995
 10.14###   Partnership Interest and Share Purchase Agreement dated as of June
            20, 1997 among the Company, SBIC Partners, Norwest Equity Partners, and R&M Partners/CVD, G.P.
 10.15+++   M0RI(TM) Source Technology License Agreement between the Company and Applied Materials++
 10.16+++   FORCEFILL(TM) Technology License Agreement between Trikon Equipment
            Limited and Applied Materials++
 10.17+++   FORCEFILL(TM) Technology License Agreement between Trikon
            Technologies Limited and Applied Materials++
 10.18##### Amendment No. 1 to Partnership Interest and Share Purchase
            Agreement, dated December 12, 1997, among the Company, SBIC
            Partners, Norwest, and R&M Partners/CVD, G.P.
 10.19##### M0RI(TM) Source Technology License Agreement between the Company and Lam Research Corporation++
 10.20++    Employment Agreement, dated as of May 14, 1998, among Christopher
            D. Dobson, the Company and Trikon Technologies Limited

 NUMBER                                DESCRIPTION
 ------                                -----------
 10.21++   Letter Agreement, dated as of May 14, 1998, between Christopher D.
           Dobson and the Company
 10.22++   Employment Agreement, dated as of May 28, 1998 between the Company and Thomas C. McKee
 10.23+++  Amendment No. 2 to Partnership Interest and Share Purchase
           Agreement, dated September 15, 1998, among the Company, SBIC
           Partners, Norwest Equity Partners and R&M Partners/CVD, G.P.
 10.24++++ 1998 Directors Stock Option Plan, as amended to date.
 10.25     Offer letter to Nigel Wheeler, dated as of October 27, 1998.
 11        Computation of Earnings (Loss) Per Share
 21++      Subsidiaries of the Registrant
 23.1      Consent of Ernst & Young
 24.1+     Power of Attorney
 27        Financial Data Schedule

--------
* Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-4450) on July 11, 1995.
** Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement of Form S-1 (Registration No. 33-94450) on July 28, 1995.
*** Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-94450) on August 22, 1995.
**** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1996 on May 15, 1996.
***** Filed as an exhibit to the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A for the Quarterly Period Ended March 31, 1996 on October 3, 1996.
# Filed as an exhibit to the Company's Current Report on Form 8-K on November 27, 1996.
## Filed as an exhibit to the Company's Annual Report on Form 10-K for the Annual Period Ended December 31, 1996 on April 15, 1997.
### Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 on August 14, 1997.
#### Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997 on November 14, 1997.
##### Filed as an exhibit to the Company's Annual Report on Form 10-K for the
      Annual Period Ended December 31, 1997 on April 8, 1998.
+     Filed as an exhibit to the Company's Current Report on Form 8-K on May
      28, 1998.
++ Filed as an exhibit to the Company's Quarter Report on Form 10-Q for the Quarterly Period Ended June 30, 1998 on August 14, 1998.
+++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1998 on August 14, 1998.
++++ Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-73445) on March 5, 1999.
+     Set forth in the signature page hereto.
++ Certain portions of this exhibit have been omitted from the copy filed and are subject to an order granting confidential treatment with respect thereto.

(B) REPORTS ON FORM 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1999

                                          TRIKON TECHNOLOGIES, INC.

                                          By: /s/ Nigel Wheeler
                                            -----------------------------------
                                             Nigel Wheeler
                                             Chief Executive Officer,
                                             President and
                                             Chief Operating Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nigel Wheeler and Jeremy Linnert, and each of them with all power to act without the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                      TITLE                      DATE

       /s/ Nigel Wheeler          Chief Executive Officer,      March 30, 1999
-------------------------------   President and Chief
         NIGEL WHEELER            Operating Officer and
                                  Director (Principal
                                  Executive Officer)

      /s/ Jeremy Linnert          Acting Chief Financial        March 30, 1999
-------------------------------   Officer and Secretary
        JEREMY LINNERT            (Principal Financial and
                                  Accounting Officer)

   /s/ Christopher D. Dobson      Chairman of the Board,        March 30, 1999
-------------------------------   Director and Chief
     CHRISTOPHER D. DOBSON        Scientific Officer

      /s/ Richard M. Conn         Director                      March 30, 1999
-------------------------------
        RICHARD M. CONN

                                  Director
-------------------------------
      LAWRENCE D. LENIHAN

   /s/ Stephen N. Wertheimer      Director                      March 30, 1999
-------------------------------
     STEPHEN N. WERTHEIMER

                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        -----
TRIKON TECHNOLOGIES, INC.
Report of Independent Auditors.........................................   F-2
Consolidated Balance Sheets--December 31, 1998 and 1997................   F-3
Consolidated Statements of Operations--Years ended December 31, 1998,
 1997 and 1996.........................................................   F-5
Consolidated Statements of Shareholders' Equity (Deficiency)--Years
 ended December 31, 1998, 1997 and 1996................................   F-6
Consolidated Statements of Cash Flows--Years ended December 31, 1998,
 1997 and 1996.........................................................   F-7
Notes to Consolidated Financial Statements.............................   F-9
Schedule II--Valuation and Qualifying Accounts.........................  F-28

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Trikon Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of Trikon Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trikon Technologies, Inc. at December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG

Cardiff, Wales
March 30, 1999

                           TRIKON TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for share data)

                                                                  December 31
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
Assets
Current Assets:
  Cash and cash equivalents.................................... $ 7,891 $ 9,260
  Accounts receivable, less allowances of $2,539 and $2,657 at
   December 31, 1998 and 1997, respectively....................   6,122  18,842
  Inventories, net.............................................  16,237  23,870
  Other current assets.........................................   2,856   1,622
                                                                ------- -------
    Total current assets.......................................  33,106  53,594
Property, equipment and leasehold improvements:
  Land.........................................................   1,780   2,208
  Machinery and equipment......................................  11,210  11,604
  Furniture and fixtures.......................................   2,388   2,326
  Leasehold improvements.......................................   9,687   9,037
                                                                ------- -------
                                                                 25,065  25,175
  Less accumulated depreciation and amortization...............   6,399   3,035
                                                                ------- -------
                                                                 18,666  22,140
Demonstration systems, net of accumulated depreciation.........   3,573   1,227
Intangible assets, net of accumulated amortization:
  Financing costs..............................................      83   2,298
  Other intangibles............................................       0      15
                                                                ------- -------
                                                                     83   2,313
  Other assets.................................................     324     416
                                                                ------- -------
    Total assets............................................... $55,752 $79,690
                                                                ======= =======


        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                     (In thousands, except for share data)

                                                              December 31
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Liabilities and shareholders' equity (deficiency)
Current Liabilities:
  Convertible subordinated notes......................... $      --  $  86,250
  Accounts payable.......................................     3,367      6,501
  Accrued expenses.......................................     2,299      3,264
  Warranty and related expenses..........................       936      1,439
  Accrued salaries and related liabilities...............       180        573
  Income tax payable.....................................        82      1,606
  Interest payable.......................................        63      1,542
  Restructuring cost.....................................     1,099      3,952
  Sales returns payable..................................    10,718     11,468
  Deferred revenue.......................................       946      1,923
  Current portion of long-term debt and capital lease
   obligations...........................................       225        870
                                                          ---------  ---------
    Total current liabilities............................    19,915    119,388
Long-term debt and capital lease obligations, less
 current portion.........................................        99        127
Other....................................................     1,444      1,544
Pension obligations......................................     3,207      3,574
Convertible subordinated notes...........................     4,147         --
                                                          ---------  ---------
Total liabilities........................................    28,812    124,633
Shareholders' Equity (Deficiency):
  Preferred Stock
    Authorized shares--20,000,000
    Series G Preferred Stock, no par value, stated at
     $6.75 per share liquidation preference
      Designated shares--None at December 31, 1998 and
       3,125,000 at December 31, 1997
      Issued and outstanding--None at December 31, 1998
       and 2,962,032 at December 31, 1997................       --      19,349
    Series H Preferred Stock, no par value, $10 per share
     liquidation preference
      Designated shares--3,500,000 at December 31, 1998
       and none at December 31, 1997
      Issued and outstanding--2,953,074 at December 31,
       1998 and none at December 31, 1997................    29,531        --
  Common Stock, no par value
    Authorized shares--110,000,000
    Issued and outstanding--94,023,835 at December 31,
     1998 and 15,147,115 at December 31, 1997............   199,019    137,767
  Cumulative translation adjustment......................      (751)      (745)
  Deferred Compensation..................................    (6,637)        --
  Accumulated deficit....................................  (194,222)  (201,314)
                                                          ---------  ---------
    Total shareholders' equity (deficiency)..............    26,940    (44,943)
                                                          ---------  ---------
    Total liabilities and shareholders' equity........... $  55,752  $  79,690
                                                          =========  =========

        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)

                                                   Year Ended December 31
                                                 -----------------------------
                                                   1998      1997       1996
                                                 --------  ---------  --------
Revenues:
  Product sales................................. $ 25,125  $  55,609  $ 39,386
  License revenues..............................   13,000     29,500       --
  Contract revenues.............................      --          --     2,841
                                                 --------  ---------  --------
                                                   38,125     85,109    42,227
Costs and expenses:
  Cost of goods sold............................   20,378     61,974    24,597
  Research and development......................    8,087     17,033    10,145
  Selling, general and administrative...........   19,533     34,734    16,592
  Amortization of intangibles...................      --       3,116       482
  Purchased in-process technology...............      --       2,975    86,028
  Restructuring costs...........................    1,843     18,273       --
  Impairment write-downs........................      --      44,135       --
                                                 --------  ---------  --------
                                                   49,841    182,240   137,844
                                                 --------  ---------  --------
Loss from operations............................  (11,716)   (97,131)  (95,617)
Interest:
  Interest expense..............................   (2,923)   (12,068)   (1,821)
  Interest income...............................      590        674     1,628
                                                 --------  ---------  --------
Loss before income tax benefit..................  (14,049)  (108,525)  (95,810)
Income tax benefit..............................   (1,821)    (9,248)   (1,335)
                                                 --------  ---------  --------
Net loss before extraordinary item..............  (12,228)   (99,277)  (94,475)
Extraordinary item..............................   20,293        --        --
                                                 --------  ---------  --------
Net income (loss)............................... $  8,065  $ (99,277) $(94,475)
                                                 ========  =========  ========
Net income (loss) applicable to common shares... $  6,579  $ (99,277) $(94,475)
                                                 ========  =========  ========
Earnings (loss) per common share data:
 Basic:
  Loss applicable to common shares before
   extraordinary item........................... $  (0.24) $   (6.71) $ (10.03)
  Extraordinary gain............................     0.35        --        --
                                                 --------  ---------  --------
  Net income (loss)............................. $   0.11  $   (6.71) $ (10.03)
                                                 ========  =========  ========
 Diluted:
  Loss applicable to common shares before
   extraordinary item........................... $  (0.23) $   (6.71) $ (10.03)
  Extraordinary gain............................     0.34        --        --
                                                 --------  ---------  --------
  Net income (loss)............................. $   0.11  $   (6.71) $ (10.03)
                                                 ========  =========  ========
Average common shares used in the calculation--
 Basic..........................................   57,691     14,800     9,420
--Diluted.......................................   58,778     14,800     9,420

        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                (In thousands)

                                                                                       Accum-
                                                                                       ulated     Cum-
                                                                                       Compre-  ulative
                                                                             Accum-    hensive  Deferred
                            Series G           Series H                      ulated    Income   Compen-
                         Preferred Stock   Preferred Stock   Common Stock    Deficit   (Loss)    sation    Total
                         ----------------  ---------------- --------------- ---------  -------  --------  --------
                         Shares   Amount   Shares   Amount  Shares  Amount
                         ------  --------  ------- -------- ------ --------
Balance at January 1,
 1996...................     --  $     --      --  $     --  8,660 $ 60,975 $  (7,562) $   --   $    --   $ 53,413
 Exercise of options....     --        --      --        --     45      128        --      --        --        128
 Issuance of stock for
  bonuses...............     --        --      --        --      5       70        --      --        --         70
 Issuance of Common
  Stock for acquisition
  of Trikon Limited.....     --        --      --        --  5,600   70,700        --      --        --     70,700
 Cumulative translation
  adjustments...........     --        --      --        --     --       --        --   1,412        --      1,412
 Net loss...............     --        --      --        --     --       --   (94,475)     --        --    (94,475)
                                                                                                          --------
 Comprehensive income
  (loss)................     --        --      --        --     --       --        --      --        --    (93,063)
                         ------  --------  ------  -------- ------ -------- ---------  ------   -------   --------
Balance at December 31,
 1996...................     --        --      --        -- 14,310  131,873  (102,037)  1,412        --     31,248
 Exercise of options....     --        --      --        --    150      268        --      --        --        268
 Issuance of stock......     --        --      --        --      7       49        --      --        --         49
 Issuance of Common
  Stock for acquisition
  of CVD Limited
  Partnership...........     --        --      --        --    680    5,183        --      --        --      5,183
 Issuance of (Series G)
  Convertible Preferred
  Stock.................  2,962    19,349      --        --     --       --        --      --        --     19,349
 Issuance of warrants to
  purchase Common
  Stock.................     --        --      --        --     --      394        --      --        --        394
 Cumulative translation
  adjustments...........     --        --      --        --     --       --        --  (2,157)       --     (2,157)
 Net Loss...............     --        --      --        --     --       --   (99,277)     --        --    (99,277)
                                                                                                          --------
 Comprehensive income
  (loss)................     --        --      --        --     --       --        --      --        --   (101,434)
                         ------  --------  ------  -------- ------ -------- ---------  ------   -------   --------
Balance at December 31,
 1997...................  2,962    19,349      --        -- 15,147  137,767  (201,314)   (745)       --    (44,943)
 Exchange Offer for
  Series G Preferred
  Stock................. (2,962)  (19,349)  2,856    28,558 15,158   19,349        --      --        --     28,558
 Exchange Offer for
  $82.103m. Convertible
  Notes.................     --        --      --        -- 51,925   34,271        --      --        --     34,271
 Restricted Stock issued
  to Chairman...........     --        --      --        -- 11,493    7,585        --      --    (7,585)        --
 Shares issued to
  holders of CVD
  Partnership shares....     --        --      --        --    300       47        --      --        --         47
 Amortization of
  restricted stock......     --        --      --        --     --       --        --      --       948        948
 Cumulative translation
  adjustments...........     --        --      --        --     --       --        --      (6)       --         (6)
 Net income.............     --        --      --        --     --       --     8,065      --        --      8,065
                                                                                                          --------
 Comprehensive income...     --        --      --        --     --       --        --      --        --      8,059
                                                                                                          --------
 Preference dividend....     --        --      97       973     --       --      (973)     --        --         --
                         ------  --------  ------  -------- ------ -------- ---------  ------   -------   --------
Balance at December 31,
 1998...................      0  $      0   2,953  $ 29,531 94,023 $199,019 $(194,222) $ (751)  $(6,637)  $ 26,940
                         ======  ========  ======  ======== ====== ======== =========  ======   =======   ========

-------
(1) The $82.103 million of Convertible Notes were exchanged for 22,660,798 new shares of Common Stock and 29,264.625 new shares of Series I Preferred Stock. Each share of Series I Preferred Stock automatically converted to 1,000 shares of Common Stock upon shareholder approval on July 28, 1998.

       See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                    Year Ended December 31
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Operating Activities
Net income (loss)...............................  $  8,065  $(99,277) $(94,475)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
 Extraordinary item.............................   (20,293)      --        --
 Depreciation and amortization of plant,
  equipment, leasehold improvements and
  demonstration systems.........................     3,891     7,161     1,937
 Amortization of intangibles....................        15     3,116       482
 Amortization of financing costs................       300       931       --
 Amortization of deferred compensation..........       948       --        --
 Provision for loss on accounts receivable......       (64)      632     3,402
 Write-off of financing cost....................       --      1,680       --
 Write-off of purchased in-process technology...       --      2,975    86,029
 Impairment write-downs.........................       --     44,135       --
 Inventory write-downs..........................       --     20,735       --
 Deferred income taxes..........................       --     (9,660)   (1,145)
 Changes in operating assets and liabilities:
  Accounts receivable...........................    12,784     6,615    (5,493)
  Inventories (including demonstration
   systems).....................................     5,166    13,003   (10,442)
  Other current assets..........................    (1,234)    3,101       312
  Sales returns.................................      (750)   11,419       --
  Restructuring cost............................    (2,853)    3,952       --
  Accounts payable and other liabilities........    (3,260)  (16,581)    9,949
  Income tax payable............................    (1,524)   (2,705)      --
  Deferred revenue..............................      (977)    1,923       --
                                                  --------  --------  --------
Net cash provided by (used in) operating
 activities.....................................       214    (6,845)   (9,444)
Investing Activities
Purchases of property, equipment and leasehold
 improvements...................................      (511)  (10,684)  (10,032)
Proceeds from sale of property, equipment and
 leasehold improvements.........................       484     1,288        --
Proceeds from sales of short-term investments...       --     11,800    33,427
Purchase of short-term investments..............       --    (10,336)  (20,899)
Purchase of Trikon Limited, net of cash acquired
 of $4,444,000..................................       --        --    (76,832)
Other assets....................................        92      (172)     (185)
                                                  --------  --------  --------
Net cash provided by (used in) investing
 activities.....................................        65    (8,104)  (74,521)
Financing Activities
Repayment of debt acquired in acquisition of
 Trikon Limited.................................       --        --    (17,631)
Proceeds from issuance of convertible
 subordinated notes.............................       --        --     86,250
Costs relating to Exchange Offer................      (700)
Financing costs.................................       --        --     (4,516)
Net borrowings (repayments) under bank credit
 lines..........................................      (325)  (14,151)   14,151
Proceeds from sale of Preferred Stock (net of
 insurance costs)...............................       --     19,349       --
Cash received in purchase of CVD Partnership
 with issuance of common stock..................       --      2,208       --
Proceeds from sale of Common Stock and
 Warrants.......................................       --        317       198
Payments on capital lease obligations...........      (617)   (1,545)     (482)
                                                  --------  --------  --------
Net cash provided by (used in) financing
 activities.....................................    (1,642)    6,178    77,970
Effect of exchange rate changes in cash.........        (6)   (2,157)    1,413
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    (1,369)  (10,928)   (4,582)
Cash and cash equivalents at beginning of year..     9,260    20,188    24,770
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $  7,891  $  9,260  $ 20,188
                                                  ========  ========  ========

                           TRIKON TECHNOLOGIES, INC.

                           (In thousands of dollars)

                                                     Year Ended December 31
                                                   ---------------------------
                                                   1998     1997        1996
                                                   ----- -----------  --------
Supplemental Statements of Cash Flows Information
Cash paid during the year for:
 Interest......................................... $ 422 $     1,238  $    496
 Taxes (primarily foreign)........................   368       2,885       221
Non-cash investing and financing activities:
 Equipment acquired under capital lease...........   269         --        --
Acquisition of Trikon Limited:
 Fair market value of assets acquired.............   --          --   $206,936
 Fair market value of liabilities assumed.........   --          --    (53,259)
 Issuance of common stock.........................   --          --    (70,700)
 Cash acquired....................................   --          --     (4,444)
 Acquisition costs of $7,976 less amounts paid
  through December 31, 1996.......................   --          --     (1,701)
                                                   ----- -----------  --------
 Cash paid to acquire Trikon Limited.............. $ --  $       --   $ 76,832
                                                   ===== ===========  ========
Acquisition of CVD Limited Partnership:
 Fair market value of assets acquired............. $ --  $ 5,183,000  $    --
 Issuance of common stock.........................   --   (5,183,000)      --
 Cash acquired....................................   --   (2,208,000)      --
                                                   ----- -----------  --------
Cash received in purchase of CVD Limited
 Partnership...................................... $ --  $(2,208,000) $    --
                                                   ===== ===========  ========


        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1. SIGNIFICANT ACCOUNTING POLICIES

 Background

  Trikon Technologies, Inc. and its subsidiaries (the "Company") operates in one segment, designing, manufacturing and marketing advanced high density, low pressure plasma sources, process modules and plasma processing systems. These products are used for chemical and physical vapor deposition and etch applications and are sold to semiconductor manufacturers worldwide.

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

 Licensing Agreements

  On March 18, 1998, the Company granted a non-exclusive, worldwide license of its M^RI(TM) source technology to Lam Research Corporation ("Lam Research"). Under the terms of the agreement, Lam Research will pay up to $20 million, $13 million of which was paid in 1998 and $7 million of which consists of contingent payments and royalties. License revenue of $13 million has been recognized in the consolidated income statement for the year ended December 31, 1998. In the year ended December 31, 1997, the Company granted non-exclusive, worldwide, paid-up licenses of its M^RI(TM) source and Forcefill(R) PVD technologies to Applied Materials, Inc. for a total consideration of $30 million, of which $500,000 was allocated to the sale, under the license agreement, of four M^RI(TM) sources shipped in 1997. The license agreements with Lam Research and Applied Materials Inc. do not preclude Trikon from utilizing, or licensing to third parties, the licensed technology.

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

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

1. SIGNIFICANT ACCOUNTING POLICIES--(Continued)


 Inventories

  Inventories are stated at the lower of cost (first-in, first-out method) or market and consists of the following at December 31:

                                                                  1998    1997
                                                                 ------- -------
                                                                 (In thousands)
   Components................................................... $ 4,060 $ 7,864
   Work-in-process..............................................  11,015  13,680
   Finished goods...............................................   1,162   2,326
                                                                 ------- -------
                                                                 $16,237 $23,870
                                                                 ======= =======

 Property, Equipment and Leasehold Improvements

  Property, equipment and leasehold improvements are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets (5 years) or the lease term. Owned buildings are depreciated using the straight-line method over 50 years.

 Demonstration Systems

  Demonstration or evaluation systems are completed systems located at certain strategic customer sites ("beta sites") or at the Company's facilities. The Company provides these demonstration systems at no charge for a specified evaluation period. All operating costs incurred during the evaluation period are paid by the customer. At the conclusion of the agreed upon evaluation period, provided that the equipment performs to required specifications, management expects that the customer, while not obligated to do so, will purchase the system. Demonstration systems are stated at the lower of cost or estimated net realizable value and are depreciated on a straight line method over four years, if the product is not sold after one year.

 Intangible Assets

  Financing costs consists of costs incurred primarily related to the issuance of the convertible subordinated notes and in obtaining the working capital facility. Financing costs are amortized over the term of the related credit facility using the effective interest method. In connection with the termination of the Company's Working Capital Facility, approximately $1,680,000 of financing costs related to the working capital facility were written off as a charge to interest expense in the year to December 31, 1997. In connection with the Exchange Offer (Note 4), approximately $1,916,000 of costs relating to the issuance of the Convertible Subordinated Notes accepted in the exchange were charged against the extraordinary gain arising on exchange (Note 5).

  Other intangible assets consist primarily of patents and are amortized on a straight line basis over 5 years.

  The Company periodically reviews intangible assets for impairment in value. Intangible assets are reflected net of accumulated amortization of $57,000 at December 31, 1998.

 Accounting for Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes.

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

1. SIGNIFICANT ACCOUNTING POLICIES--(Continued)

 Research and Development Costs

  Research and development costs are expensed as incurred and, in the year ended December 31, 1996, include the cost incurred under a contract to perform research and development for a limited partnership.

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

 Earnings (Loss) Per Share

  Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. Basic and diluted earnings per share for each of the years ended December 31, 1997 and 1996 are unchanged since all stock options and warrants are anti-dilutive for the years where the Company incurred a net loss.

 Comprehensive Income

  As of January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net income or shareholders' equity. SFAS 130 required unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption are reported separately in shareholders' equity to be included in other comprehensive income. The other comprehensive income (loss) for the years ended December 31, 1998, 1997 and 1996 is currency translation adjustment.

  During the years ended December 31, 1998, 1997 and 1996, total comprehensive income (loss) amounted to $8.1 million, $(101.4 million) and $(93.1 million).

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

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

1. SIGNIFICANT ACCOUNTING POLICIES--(Continued)

 Foreign Currency Translation--(continued)

During the year ended December 31, 1998, the exchange gain credited to operations was $639,000. During the years ended December 31, 1997 and 1996, exchange losses charged to earnings amounted to $667,000 and $951,000, respectively.

 Reclassifications

  Certain amounts in the 1996 financial statements have been reclassified to be consistent with the 1997 and 1998 presentation.

2. BUSINESS ACQUISITION

  On November 15, 1996, the Company acquired all the issued and outstanding shares of Electrotech Limited and Electrotech Equipments Limited. Subsequent to the Acquisition, Electrotech Limited and Electrotech Equipments Limited formally changed their names to Trikon Technologies Limited and Trikon Equipments Limited (collectively Trikon Limited). Trikon Limited develops, manufactures, markets and services semiconductor fabrication equipment for the worldwide semiconductor manufacturing industry. The aggregate purchase price paid by the Company, excluding approximately $7,976,000 in acquisition costs, was $145,700,000 consisting of $75,000,000 paid in cash and the issuance of 5,600,000 shares of Common Stock of the Company with an estimated fair market value of $70,700,000, based on the quoted market price the last day prior to the public announcement of the parties agreement to the acquisition terms.

  The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price, plus costs directly attributable to the completion of the acquisition, have been allocated to the assets and liabilities acquired. Approximately $86,028,000 of the total purchase price represented the value of the in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations in the year ended December 31, 1996.

  The fair value of the in-process research and development was estimated by an independent appraiser. Purchased in-process technology was analyzed through interviews and analysis of data concerning each of Trikon Limited's projects in development. Expected future cash flows of the developmental projects were discounted to present value taking into account risks associated with the inherent difficulties and uncertainties in completing the projects, and thereby achieving technological feasibility, and the risks related to potential changes in future target markets. The Company's expected post-acquisition business strategies were considered as they relate to Trikon Limited's current products and projects in development.

  The developed technology was appraised using the same methodology used for the valuation of in-process technology for products which had reached technological feasibility and were generating revenues. The risks related to the characteristics and application of each product, existing and future markets, and assessments of the stage in the product's life cycle were considered. The assembled workforce value was determined based on an appraisal utilizing a cost valuation methodology. To arrive at the estimate of the fair value of the assembled workforce, the replacement cost was estimated based on the costs to recruit and interview candidates, and to train new employees in their positions. Search, interview, and training costs per employee were totaled to arrive at an indication of total acquisition costs per employee, and then multiplied by the number of employees being acquired to arrive at a total cost.

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

2. BUSINESS ACQUISITION--(Continued)


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

                                                       Year Ended December 31
                                                      -------------------------
                                                          1996         1995
                                                      ------------  -----------
   Total revenues.................................... $109,280,000  $75,673,000
   Gross profit......................................   57,302,000   38,466,000
   Net loss..........................................  (10,306,000)  (1,045,000)
   Net loss per share................................        (0.72)       (0.09)

  The pro forma information presented above does not reflect the write-off of in-process research and development costs of $86,029,000 or $3,008,000 of charges to cost of sales related to the write-off of inventory which was sold during the period, both of which were included in operating results for the year ended December 31, 1996.

3. RESTRUCTURING AND IMPAIRMENT WRITE-DOWNS

 Restructuring

  In the second half of 1997, the Company began a restructuring of its operations which included the closure of its M^RI(TM) etch operations located in Chatsworth, California. Product sales revenues and operating losses, excluding restructuring costs and impairment writedowns, of the Etch business, which were not anticipated to generate significant revenues in the future, were $8,803,000 and $23,855,000 for the year ended December 31, 1997.

  The costs of the restructuring which were charged to operations in the year ended December 31, 1997 were estimated to be $18.3 million. Of this amount, $11.5 million related to reserves for the cost of sales returns which might arise as a result of the Company's decision to substantially exit the M^RI(TM) etch business. During the year ended December 31, 1998 the closure of the M^RI(TM) etch operations has been completed at a cost substantially in accordance with the estimates. The Company has made payments in respect of sales returns of $750,000 to December 31, 1998. Discussions are continuing with customers concerning M^RI(TM) equipment returns and the balance of the reserves at December 31, 1998 remains the Company's estimate of the outstanding liability for M^RI(TM) etch product returns.

  At June 30, 1998, the Company set up an additional reserve of $1.8 million for future support costs relating to M^RI(TM) equipment supplied to customers prior to the commencement of the restructuring. During the period ended December 31,1998, support costs of $1.2 million relating to M^RI(TM) equipment have been charged against this reserve, in line with Company estimates.

 Impairment Write-downs

  During the year ended December 31, 1997, in connection with the closure of the Chatsworth Etch operations and the sale of the M^RI(TM) Source and Forcefill(R) PVD licenses, the Company recorded non cash related charges of approximately $32.5 million for the write-off of certain accounts receivable, inventory and long-lived assets which due to the sale of the licenses and the decision to close the facility have become impaired. The inventory

                           TRIKON TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

3. RESTRUCTURING AND IMPAIRMENT WRITE-DOWNS--(CONTINUED)

 Impairment Write-downs--(continued)

write-downs amounted to $20.7 million and were charged to cost of goods sold and the remaining write-offs are included in impairment losses on the accompanying statement of operations. In addition, based on recent and projected operating results, the Company evaluated its long-lived assets, principally the intangible assets established in the acquisition of Trikon Limited, for impairment under SFAS No. 121. The carrying amount of these assets exceeded the projected undiscounted future cash flows, and accordingly, the carrying amount was written down to fair value. Fair value was determined based on an analysis of the projected future discounted cash flows of the underlying operations, including cash generated from the disposal of underlying assets, which resulted in a near zero valuation of these assets. A write-off of $32.3 million was recorded and included in impairment losses in the accompanying statement of operations.

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
                                                                     -------
                                                                     $44,135
                                                                     =======

4. EXCHANGE OFFER

  On April 14, 1998, the Company commenced an exchange offer (the "Exchange Offer") for all outstanding Convertible Subordinated Notes (the "Convertible Notes"), and Series G Preferred Stock and Warrants, and filed a Schedule 13E-4 with the Securities and Exchange Commission. The Exchange Offer expired on May 14, 1998, and immediately thereafter, the Company accepted for exchange or conversion all validly tendered Convertible Subordinated Notes, series G Preferred Stock and Warrants. (See Notes 7 and 8.)

  In connection with the consummation of the Exchange Offer, the Company has issued 11,492,806 shares of restricted Common Stock to the Company's Chairman of the Board. Subject to certain conditions, the restricted Stock will vest one hundred percent (100%) upon the earlier of (i) May 14, 2003, or (ii) the sale of all or substantially all of the assets of the Company. The restricted Stock represents approximately 12% of the outstanding Common Stock (after giving effect to the elimination of the restrictions on the Stock). The restricted Stock was valued at $7.6 million based upon average traded prices immediately after the grant. This amount has been accounted for as an addition to Common Stock and as deferred compensation within the Statement of Shareholders Equity. The deferred compensation is being amortized on a straight line basis over a five year period resulting in a charge against operations of $1.0 million during the year ended December 31, 1998.

5. EXTRAORDINARY GAIN

  On May 14, 1998, the Company accepted for exchange $82.1 million principal amount of Convertible Notes tendered in the Exchange Offer (See Note 4 ). The Convertible Notes were exchanged for 22,660,798 shares of Common Stock, 29,264.625 Series I Junior participating Preferred Stock and 2,855,754 Series H Preferred Stock.

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

5. EXTRAORDINARY GAIN--(Continued)

The shares of Common Stock and equivalents had an average value of $0.66 each following the exchange. The transaction did not have a cash flow implication with the exception of costs of $700,000.

  The extraordinary gain arising on the exchange is as follows (in thousands):

   Principal amount of Convertible Notes exchanged.................... $ 82,103
   Interest waived....................................................    3,635
                                                                       --------
                                                                         85,378
   Value of Common Stock and equivalents issued.......................  (34,271)
   Series H Preferred Stock issued--principal amount..................  (28,558)
   Convertible Note issuance costs written off........................   (1,916)
   Costs relating to the exchange offer...............................     (700)
                                                                       --------
   Gain on exchange of Convertible Notes.............................. $ 20,293
                                                                       ========

6. FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                                                   Year Ended December 31
                                                ------------------------------
                                                 1998(1)   1997(2)(3) 1996(4)
                                                ---------  ---------- --------
                                                       (In thousands)
   Revenues:
   Unaffiliated Customers
   North America(1)............................ $  18,704   $ 45,946  $ 33,446
    Foreign (primarily Europe)(1)..............    19,421     39,163     8,781
    Inter-geographic:
     North America.............................       169        653       --
     Foreign (primarily Europe)................     2,645     16,382       174
     Eliminations..............................    (2,814)   (17,035)     (174)
                                                ---------   --------  --------
                                                $  38,125   $ 85,109  $ 42,227
                                                =========   ========  ========
   Operating loss:
   North America(2)............................ $   9,421   $(50,991) $ (5,582)
    Foreign (primarily Europe)(3)..............   (21,137)   (46,140)  (90,035)
                                                ---------   --------  --------
                                                $(11,716)   $(97,131) $(95,617)
                                                =========   ========  ========
   Identifiable assets:
    United States.............................. $   4,029   $ 15,893  $ 60,568
    Foreign (primarily Europe).................    51,723     63,797   122,612
                                                ---------   --------  --------
                                                   55,752   $ 79,690  $183,180
                                                =========   ========  ========
    Export Sales from the United States........ $     250   $    187  $ 23,585
                                                =========   ========  ========

--------
(1) The year to December 31, 1998 includes $13 million of revenues under a M^RI(TM) license agreement.
(2) Included in North America and Foreign revenues is $19.5 million and $10.0 million, respectively, of revenues under the M^RI(TM) source and the Forcefill(R) PVD license agreements.

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

6. FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORTS SALES--(Continued)


(3) The North America operating loss for the year ended December 31, 1997 includes a restructuring charge of $18.3 million and asset impairment write-downs of $28.2 million, including inventory write downs of $16.4 million. The foreign operating loss for the year ended December 31, 1997 includes impairment write downs of $36.6 million, including inventory write downs of $4.3 million.
(4) The year ended December 31, 1996 includes a $86.0 million charge for in-process technology, and a $3.0 million charge to cost of goods sold, representing a portion of the purchase price of Trikon Limited allocated to inventory, which was sold subsequent to the acquisition date.

7. LONG-TERM DEBT

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

  On May 14, 1998, in conjunction with the Exchange Offer (Note 4), the Company accepted for exchange or conversion $82,103,000 principal amount of validly tendered Convertible Notes. As outlined in the Exchange Offer documents, the Company did not pay interest of $3.3 million accrued to and due on April 15, 1998 to holders of Convertible Notes which accepted the Exchange Offer. The amount of unpaid interest has been included in the calculation of the extraordinary gain arising on the exchange of the Convertible Notes (Note
5). Interest due to the holders of Convertible Notes which did not accept the Exchange Offer was paid on May 15, 1998 and subsequently is payable on the due dates.

 U.K. Term Note

  The Company's United Kingdom subsidiary had a term-loan from Lloyd's Bank Plc which was secured by property in Bristol, United Kingdom. The balance of the loan was repaid on May 23, 1998.

8. PREFERRED STOCK AND WARRANTS

 Preferred Stock

  The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion.

  During the quarter ended June 30, 1997, the Company sold an aggregate of 2,962,032 shares of Series G Preferred Stock (together with Warrants to purchase an aggregate of 888,610 shares of Common Stock) with net proceeds to the Company of approximately $19,349,000. Investors in the Private Placement received Warrants exercisable for a number of shares of Common Stock equal to 30% of the number of shares of Series G Preferred Stock purchased, at a total price of $6.75 per share of Series G Preferred Stock. On May 14, 1998, following the expiration of the Exchange Offer (see Note 4), the Company accepted for conversion 2,873,143 shares of Series G Preferred Stock and 866,388 Warrants, or approximately 97% each of the shares and Warrants outstanding, duly tendered in the Exchange Offer. In accordance with the terms of the Certificate of

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

8. PREFERRED STOCK AND WARRANTS--(Continued)

 Preferred Stock--(continued)

Determination of the Company that sets forth the rights, preferences and privileges of the Series G Preferred Stock, the conversion of more than two-thirds of the outstanding shares of Series G Preferred Stock caused the automatic conversion of all the outstanding shares of Series G Preferred Stock. In the quarter ended September 30, 1998, the Company exchanged the remaining 22,222 Warrants on the same terms as those already tendered.

  In conjunction with the Exchange Offer, the Company filed a Certificate of Determination concerning new Series H Preferred Stock, and, following the expiration of the Exchange Offer, the Company issued 2,855,754 new shares of Series H Preferred Stock, $10 stated amount per share, to holders of $82,103,000 principal amount of Convertible Notes validly tendered for exchange. The Series H Preferred Stock will be redeemable at the option of the Company for cash at a redemption price equal to the stated amount plus accrued and unpaid dividends and the holders of the Series H Preferred Stock shall be entitled to receive dividends at an annual rate of 8 1/8% of the stated amount payable semiannually on October 15 and April 15, in cash or additional shares of Preferred Stock or any combination thereof at the option of the Company. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reached certain levels and increased dividend rate if certain EBITDA levels are achieved. If the Company has not redeemed all of the outstanding Series H Preferred Stock on or prior to June 30, 2001, then the holders of Series H Preferred Stock shall be entitled to elect the number of directors that will constitute a majority of the Board of Directors. On October 15, 1998 the Company elected to pay the dividend then due to holders of Series H Preferred Stock by the issue of 97,320 new shares of Series H Preferred Stock. On October 27, 1998, the Board of Directors resolved to increase the number of shares of Series H Preferred Stock authorized for issue from 3,000,000 to 3,500,000.

 Warrants

  On the date of execution of the Note Purchase Agreement, discussed in Note 5, warrants (the Note Purchase Agreement Warrants) to acquire up to 245,100 shares of Common Stock with an exercise price of $12.75 per share were issued. The Note Purchase Agreement Warrants vested 50% upon the execution of the Note Purchase Agreement and 50% upon funding of borrowings under the Note Purchase Agreement. No borrowings were ever funded under the Note Purchase Agreement and, accordingly, warrants to purchase 122,550 shares of Common Stock are exercisable. All such warrants expire on December 16, 2001. The Company has not assigned any value to the warrants that are currently exercisable, because such amounts are not significant to the financial statements.

  On June 30, 1997, in conjunction with the issue of an amended Working Capital Facility agreement, the Company issued to the lending Banks, and their administrative agents, warrants to purchase an aggregate of 178,182 shares of Common Stock at an exercise price of $6.75 per share.

  At December 31, 1998, the following warrants were outstanding:

                                Number
                                  of      Shares    Exercise
   Warrant                      Shares  Exercisable  Price    Expiration Date
   -------                      ------- ----------- -------- -----------------
   Note Purchase Agreement
    Warrants................... 245,100   122,550    $12.75    October 7, 2001
   Amended Working Capital
    Warrants................... 178,182   178,182    $ 6.75  November 16, 1999

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

9. PMT CVD PARTNERS, L.P.


  On March 29, 1996, the Company entered into a number of agreements with PMT CVD Partners, L.P. (the Limited Partnership) and the limited partners thereof (the Limited Partners). The Limited Partnership was formed to fund research and development costs and expenses relating to chemical vapor deposition (CVD) technology and applications.

  In the first quarter of fiscal 1997, the Company determined that certain characteristics of the CVD technology of Trikon Limited known as "Flowfill" are superior to the high density plasma CVD processes being pursued by the Limited Partnership pursuant to the R&D Agreement (the R&D Agreement) entered into as of March 29, 1996 between the Limited Partnership and the Company. The Company accordingly, discontinued further research and development work under the R&D Agreement and has instead focused its consolidated efforts, on its own behalf and not on behalf of the Limited Partnership, upon the Flowfill
CVD technology used in the Trikon Limited equipment.

  Accordingly, a settlement of any and all rights and claims by the limited partners of the Limited Partnership was made on June 30, 1997 to terminate the R&D Agreement and all related agreements, and purchase all of the outstanding interests in the Limited Partnership for 679,680 shares of Common Stock (the "LP Shares"). The assets acquired included approximately $2.2 million of cash and approximately $3.0 million of in-process research and development which was recorded as a one-time charge as purchased in-process technology expense in the quarter ended June 30, 1997. In connection with the purchase of all of the outstanding interests in the Limited Partnership, the Company agreed to cause a registration statement covering the LP Shares to be filed under the Securities Act of 1933, as amended (the "Securities Act"), to become effective on or prior to September 1, 1997. In the event that the Company did not cause a registration statement to become effective on or prior to September 1, 1997, the Company originally agreed to pay the holders of the CVD Partnership Shares liquidated damages comprised of a one-time fee of $75,000 and an amount equal to $2,500 per day for each day after September 1, 1997 and prior to the effective date of the registration statement. The Company and the holders of the CVD Partnership Shares amended the CVD Purchase Agreement on December 12, 1997 to provide for (i) the immediate payment of liquidated damages accrued through November 1, 1997 of $225,000, (ii) no further incurrence of liquidated damages should the registration statement be effective by March 15, 1998,
(iii) in the event that Trikon does not cause the registration statement to become effective by March 15, 1998, resumption of liquidated damages accruing at a rate of $2,500 for each day thereafter until the Registration Statement becomes effective, and (iv) should the registration statement not be effective by April 1, 1998, Trikon will become obligated to the Limited Partners for the liquidated damages for the period between November 1, 1997 and March 15, 1998 of $335,000. On September 15, 1998 pursuant to a second amendment to the CVD Purchase Agreement, the Company issued 300,000 shares of Common Stock to the holders of CVD Partnership Shares in exchange for the termination of their registration rights, the relinquishment of any rights to liquidated damages under the CVD Partnership Agreement, including those accrued to the date of the second amendment, and the release of the Company from any liability or claim arising from or relating to the CVD Partnership Agreement. This has resulted in a $0.2 million gain which has been credited against income expense in the Consolidated Statement of Operations for the year ended December 31, 1998.

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998



10. INCOME TAXES

  The income tax provision (benefit) consists of the following:

                                                    Year Ended December 31
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
                                                        (In thousands)
   Current:
    Federal........................................ $   --   $   --   $     7
    State..........................................     --       --        34
    Foreign........................................  (1,821)     --      (231)
                                                    -------  -------  -------
                                                     (1,821)     --      (190)
   Deferred:
    Foreign........................................     --    (9,248)  (1,145)
                                                    -------  -------  -------
     Total deferred provision (benefit)............ $(1,821) $(9,248) $(1,335)
                                                    =======  =======  =======

  A reconciliation of the statutory federal income tax rate, as a percentage of income (loss) before tax, is as follows:

                                                    Year Ended December 31
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
    Statutory federal income tax rate--provision
     (benefit).....................................    (35)%    (35)%    (35)%
    Nondeductible in-process technology charge.....     --       --        31
    Change in valuation reserve due to net
     operating loss carryforwards not utilized.....      22       26        3
                                                    -------  -------  -------
                                                       (13)%     (9)%     (1)%
                                                    =======  =======  =======

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

10. INCOME TAXES--(Continued)


  Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                        1998    1997    1996
                                                       ------- ------- -------
                                                           (in thousands)
   Deferred tax liabilities
   Domestic:
    State taxes not benefited......................... $   --  $ 1,603 $   294
    Tax depreciation in excess of book depreciation...     --       38     --
   Foreign:
    Basis difference from acquisition of Trikon
     Limited..........................................     --      --    9,692
    Tax depreciation in excess of book................   1,236     --    1,360
                                                       ------- ------- -------
                                                         1,236   1,641  11,346
   Deferred tax assets
   Domestic:
    State taxes.......................................     172     --      --
    Allowances not currently deductible for tax
     purposes.........................................     --      482   1,674
    Accrued expenses not currently deductible for tax
     purposes.........................................     --       11     460
    Book depreciation in excess of tax depreciation...     --      --      291
    Net operating loss carryforwards..................     --   12,121   2,375
    Foreign tax credit carryforwards..................   3,902     285     285
    Research and development and other credits........     --    1,770   1,463
    Inventory write-downs.............................     --   10,598     --
    Restructuring costs...............................     --    7,044     --
   Foreign:
    Allowances and accruals not currently deductible
     for tax purposes.................................   7,022     --    1,392
                                                       ------- ------- -------
                                                        11,096  32,311   7,940
   Less valuation reserve on domestic deferred tax
    assets............................................   9,860  30,670   6,254
                                                       ------- ------- -------
   Net deferred tax assets............................   1,236   1,641   1,686
                                                       ------- ------- -------
   Net deferred tax liabilities....................... $   --  $   --  $ 9,660
                                                       ======= ======= =======

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

  The loss before income taxes of the Company's foreign subsidiaries for the years ended December 31, 1998 and 1997 were approximately $20,668,000 and $47,865,000, respectively. The loss before income taxes of the Company's foreign subsidiaries for the year ended December 31, 1996, excluding the $86,028,000 charge for in-process technology and the $3,008,000 charge to cost of goods sold, related to the allocation of the purchase price in the acquisition of Trikon Limited, was approximately $1,350,000.

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

10. INCOME TAXES--(Continued)


  As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $11,000,000 and $600,000, respectively. The net operating loss carryforwards will expire at various dates beginning in years 2003 through 2018, if not utilized.

  Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 1998 are as follows:

   Deferred tax assets:
    Net operating loss carryforwards.............................. $ 4,100,000
    Valuation allowance for deferred tax assets...................  (4,100,000)
                                                                   -----------
    Net deferred tax assets....................................... $       --
                                                                   ===========

  In the current year the valuation allowance decreased by approximately $20.8 million.

11. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

 United States 401(k)

  In November 1993, the Company established a 401(k) plan (the Plan) covering substantially all of its United States employees. The Plan allows eligible employees to contribute up to 15% of their compensation. Company contributions are voluntary and at the discretion of the Board of Directors. There were no contributions made by the Company for the years ended December 31, 1998, 1997 and 1996.

 United Kingdom Pension Plan

  The group operates a pension plan known as "The Electrotech Retirements Benefits Scheme" (the Plan), which undertakes to provide retirement benefits to participating employees based upon their final pensionable salary. The assets of the Plan are administered by the Trustees and are separate from those of the Company.

  Information required in respect of the net periodic benefit cost and related obligation determined in accordance with US Statements of Financial Accounting Standards 87 and 132 is given below.

  Benefits under the pension plan are principally determined by years of service and employee remuneration.

  Pension plan funding policy is based on annual contributions at a rate that is intended to fund benefits as a level percentage of pay over the working lifetime of the plan participants. The assets of the scheme are invested primarily in equities, UK fixed interest stocks and property.

  There are no other post-retirement benefits provided to employees.

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

11. PENSIONS AND OTHER POSTRETIREMENT BENEFITS--(Continued)

 United Kingdom Pension Plan--(continued)

  Assumptions used to determine the net periodic benefit cost of the 1998 and 1997 financial year and related benefit obligation are shown below.

   Discount rate.......................................................... 7.00%
   Long term rate of return on plan assets................................ 8.50%
   Increase in compensation levels........................................ 6.00%

  The actuarial calculations in respect of the plan assume a rate of increase of pensions in payment of 4% per annum (1997-4% per annum).

  The components of net benefit expense are detailed in the table below.

                                                                  1998    1997
                                                                 $'000s  $'000s
                                                                 ------  ------
   Service cost.................................................    400     367
   Interest cost on benefit obligation..........................    802     710
   Expected return on plan assets...............................   (532)   (498)
   Net amortization and deferral:
    --recognized (gains) and losses.............................     37     --
                                                                 ------  ------
   Net benefit expense..........................................    707     579
                                                                 ======  ======

  The funded status of the plan is summarized in the table below.

                                                                  1998    1997
                                                                 $'000s  $'000s
                                                                 ------  ------
   Benefit obligation at end of year............................ 12,312  11,116
   Fair value of plan assets....................................  7,037   5,922
                                                                 ------  ------
   Benefit obligation in excess of plan assets..................  5,275   5,194
   Unrecognized prior service cost..............................    --      --
   Unrecognized net loss........................................  1,514   1,332
                                                                 ------  ------
   Net amount recognized at end of year.........................  3,761   3,862
                                                                 ======  ======

Change in benefit obligation

                                                                  1998    1997
                                                                 $'000s  $'000s
                                                                 ------  ------
   Benefit obligation at start of year.......................... 11,116   9,631
   Translation difference.......................................    135     --
   Service cost.................................................    400     367
   Interest cost................................................    802     710
   Contributions by plan participants...........................     93     104
   Actuarial (gains) and losses.................................   (134)    454
   Benefits (paid)..............................................   (100)   (150)
   Plan amendments..............................................    --      --
                                                                 ------  ------
   Benefit obligation at end of year............................ 12,312  11,116
                                                                 ======  ======

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

11. PENSIONS AND OTHER POSTRETIREMENT BENEFITS--(Continued)


Change in plan assets

                                                                  1998    1997
                                                                 $'000s  $'000s
                                                                 ------  ------
   Fair value of plan assets at start of year................... 5,922   5,399
   Translation difference.......................................    72     --
   Actual return (loss) on plan assets..........................   487     249
   Contributions by plan participants...........................    93     104
   Contributions by employer....................................   563     320
   Benefits (paid)..............................................  (100)   (150)
                                                                 -----   -----
   Fair value of plan assets at end of year..................... 7,037   5,922
                                                                 =====   =====

  The group also makes contributions to a Group Personal Pension plan for employees who are not members of the final salary plan. Total contributions to the Group Personal Pension plan for the year ended December 31, 1998 and 1997 amounted to $315,000 and $251,000 respectively.

12. COMMITMENTS AND CONTINGENCIES

 Leases

  The Company leases certain equipment under capital leases. The Company also leases its offices, manufacturing facilities and certain equipment under noncancelable operating lease agreements. Certain leases are subject to escalation clauses based on applicable inflation indexes.

  Cost of equipment under capital leases included in property and equipment at December 31, 1998 and 1997 was $965,000 and $1,119,000, and accumulated amortization was $451,000 and $457,000, respectively. Amortization expense under these leases is included in depreciation expense.

  Future minimum lease payments under capital leases and non-cancellable operating leases with initial terms of one year or more consisted of the following at December 31, 1998:

                                                             Capital Operating
                                                             Leases   Leases
                                                             ------- ---------
                                                              (In thousands)
   1999.....................................................  $230    $1,580
   2000.....................................................    99     1,330
   2001.....................................................   --      1,230
   2002.....................................................   --      1,220
   2003.....................................................           1,220
                                                              ----    ------
                                                               329    $6,580
                                                                      ======
   Less amounts representing imputed interest...............    29
                                                              ----
   Present value of net minimum lease payments, including
    amounts classified as current...........................  $300
                                                              ====

  Rental expense for operating leases was $1.8 million, $1.5 million and $0.7 million for the years ended December 31, 1998, 1997, and 1996, respectively.

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

12. COMMITMENTS AND CONTINGENCIES--(Continued)


 Contingencies

  In March 1999, the German Federal Patent Court determined that a competitor's issued German patent concerning a process similar to the Company's Forcefill(R) process is cancelled and invalid from the date of issue. The court has yet to give the reasons for its decision. During the Court's proceedings, the competitor withdrew one of the patent's claims apparently directed to non vacuum processes and declared that a divisional patent for this claim would be filed. This divisional patent is therefore now pending opposition proceedings and will again come before the same court if filed and opposed. The Company will examine the divisional patent if filed and will vigorously oppose it, if it relates to the Company's business. Nevertheless, the Company cannot guarantee the outcome of this matter and there can be no assurance as to the possible effects of this matter on the financial statements of the Company.

  In the ordinary course of business and in connection with the Company's restructuring, the Company is involved with various types of claims and legal proceedings which may result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company's financial position, cash flow or results of operations.

13. FINANCIAL INSTRUMENTS

  The Company's financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, capital lease obligations, and the convertible subordinated notes. The carrying amounts at December 31, 1998 of these financial instruments approximates their fair value, except for the convertible subordinated notes for which the fair market value was below face value.

 Major Customers and Concentration of Credit Risk

  Accounts receivable consist primarily of amounts due from original equipment manufacturers, end use customers, and distributors within the Company's industry. At December 31, 1998 four customers represented 20%, 15%, 14%, and 13% of the total accounts receivable. At December 31, 1997, four customers represented 16%, 14%, 13% and 11%, respectively, of the Company's total accounts receivable.

  The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company does not require collateral. Credit losses have been within management's expectations and an estimate of uncollectible accounts has been provided for in the financial statements.

  Total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from two customers represented 40% and 15% each of total revenue for the year ended December 31, 1998, revenue from two customers represented 35% and 13% each of the total revenue for the year ended December 31, 1997 and revenue from two customers represented 19% and 12% each of total revenue for the year ended December 31, 1996.

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998



14. REVENUE BY GEOGRAPHIC AREA

  The Company's revenue by geographic area approximated the following:

                                                        Year Ended December 31
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
                                                            (In thousands)
   United States....................................... $18,339 $53,433 $ 9,854
   Europe..............................................  17,900  25,087   8,655
   Asia Pacific (primarily Japan and Korea)............   1,886   6,589  23,718
                                                        ------- ------- -------
   Total............................................... $38,125 $85,109 $42,227
                                                        ======= ======= =======

15. STOCK OPTIONS

  In October 1996, the Company changed its "Non-Qualified" Employee Option Plan to an Incentive Stock Option Plan (the Option Plan) on a go forward basis. The Option Plan provides options to purchase up to 2,400,000 shares of the Company's Common Stock for officers, directors, and key employees, at an exercise price equal to the fair market value on the date of grant as determined by the Board of Directors. At the annual meeting of Shareholders held in July 1998, the number of shares of Common Stock reserved for issuance under the option plan was increased to 8,870,000 and the restriction on the maximum number which could be granted to UK-based employees was removed. The shares issued under the Option Plan shall become vested over periods up to five years and have a maximum term of ten years. A summary of the changes in the status of options is as follows:

                                                                        Weighted
                                                                        Average
                                                                         Price
                                                Shares     Price Range    Per
                                              Outstanding   Per Share    Share
                                              -----------  ------------ --------
   Outstanding at January 1, 1996............    662,000   $1.05-$13.63  $4.23
    Granted..................................    416,000     8.88-14.75  12.14
    Cancelled................................    (79,000)    1.05-14.75   5.66
    Exercised................................    (45,000)      1.05-6.3   2.81
                                              ----------
   Outstanding at December 31, 1996..........    954,000     1.05-14.75   7.63
    Granted..................................  1,277,000      7.0-12.25  10.92
    Cancelled................................   (502,000)    1.05-14.75   9.38
    Exercised................................   (150,000)     1.05-8.88   1.78
                                              ----------
   Outstanding at December 31, 1997..........  1,579,000     1.05-14.75  10.16
    Granted..................................  5,462,000      0.05-1.44   0.69
    Cancelled................................ (3,997,000)    0.63-14.75   4.43
    Exercised................................        --
                                              ----------
   Outstanding at December 31, 1998..........  3,044,000   $0.05-$ 1.44  $0.59
                                              ==========

  At December 31, 1998, 1997 and 1996, 175,000, 302,000, and 370,000 shares were exercisable at weighted-average prices of $1.44, $7.77 and $5.95, respectively. Option shares available for grant at December 31, 1998 were 5,559,000.

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

15. STOCK OPTIONS--(Continued)


  Information regarding stock options outstanding as of December 31, 1998 is as follows:

                                                                      Options
                                             Options Outstanding    Exercisable
                                             -------------------- ----------------
                                                       Weighted
                                             Weighted   Average           Weighted
                                             Average   Remaining          Average
                                             Exercise Contractual         Exercise
   Price Range                                Price      Life     Shares   Price
   -----------                               -------- ----------- ------- --------
   Under $5.00.............................    0.59       9.6     174,770   1.44

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

  The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996, respectively: Risk-free interest rates of 5.5%, 6.0%, and 5.9%; a zero dividend yield in all three years; volatility factors of the expected market price of the Company's Common Stock of 378.1% for 1998 and 65.7% for 1997 and 1996 and an expected life of the options of
7.0 years for 1998 and 5.5 years for 1997 and 1996. These assumptions resulted in weighted-average fair values of $0.59, $6.85, and $7.62 per share for stock options granted in 1998, 1997, and 1996, respectively.

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

                           TRIKON TECHNOLOGIES, INC.

                               December 31, 1998

15. STOCK OPTIONS--(Continued)


 Fair Value Disclosure (continued)

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for 1997 has been adjusted to reflect the cancellation of non-vested options terminated in conjunction with the restructuring. The pro forma effect on net income for 1998, 1997, and 1996 is not representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows:

                                              Years ended December 31
                                       ---------------------------------------
                                          1998         1997           1996
                                       ----------  -------------  ------------
   Pro forma net income (loss).......  $7,681,000  $(100,946,000) $(95,157,000)
   Pro forma earnings (loss) per
    common share:
    Basic:
     Loss applicable to common shares
      before extraordinary item......  $    (0.24) $       (6.82) $     (10.10)
     Extraordinary item..............        0.35            --            --
                                       ----------  -------------  ------------
     Net income (loss)...............  $     0.11  $       (6.82) $     (10.10)
                                       ==========  =============  ============
    Diluted:
     Loss applicable to common shares
      before extraordinary item......  $    (0.24) $       (6.82) $     (10.10)
     Extraordinary item..............        0.35            --            --
                                       ----------  -------------  ------------
     Net income (loss)...............  $     0.11  $       (6.82) $     (10.10)
                                       ==========  =============  ============

                           TRIKON TECHNOLOGIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                          ADDITIONS           DEDUCTIONS
                                    ---------------------    -------------
                                                                AMOUNT
                                                              CHARGED TO
                         BALANCE AT CHARGED TO CHARGED TO       RESERVE    BALANCE AT
                         BEGINNING  COSTS AND    OTHER          NET OF       END OF
DESCRIPTION              OF PERIOD   EXPENSES   ACCOUNTS     REINSTATEMENT   PERIOD
-----------              ---------- ---------- ----------    ------------- ----------
YEAR ENDED DECEMBER 31,
 1998
asset accounts:
Allowance for doubtful
 items.................. $2,657,000 $      --  $      --      $  118,000   $2,539,000
YEAR ENDED DECEMBER 31,
 1997
asset accounts:
Allowance for doubtful
 items.................. $4,732,000 $1,773,000 $      --      $3,848,000   $2,657,000
YEAR ENDED DECEMBER 31,
 1996
asset accounts:
Allowance for doubtful
 items.................. $      --  $3,402,000 $1,330,000(1)  $      --    $4,732,000

--------
(1) Represents valuation allowance recorded against receivables acquired in November 16, 1997 acquisition of Trikon Limited.