Form 10-Q
period 1999-03-31
TRIKON TECHNOLOGIES INC
filed 1999-05-07
CIK 868326

                                 UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington D.C.  20549



                                   FORM 10-Q


[Mark One]


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________________ to ______________________

                           Commission file number 0-26482

                           TRIKON TECHNOLOGIES, INC.
________________________________________________________________________________
           (Exact name of registrant as specified in its character)


                  California                                                             95-4054321
______________________________________________________________                  ____________________________________
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

  Ringland Way, Newport, South Wales NP6 2TA, United Kingdom
_______________________________________________________________                  ___________________________________
         (Address of principal executive offices)                                              (Zip Code)

                                                                 441-633-414-000
Registrant's telephone number, including area code _________________________________________________________________

                                                 Not Applicable
____________________________________________________________________________________________________________________
                Former name, former address and former fiscal year, if changed since last report

Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X        No
                           ______         _____

As of May 4, 1999, the total number of outstanding shares of the Registrant's common stock was 94,024,835.

                           Trikon Technologies, Inc.

                                     INDEX

                                                                                                                               PAGE
                                                                                                                              NUMBER
                                                                                                                              ------

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998..........................   3

           Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 1999, and 1998......   5

           Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 1999, and 1998......   6

           Notes to Condensed Consolidated Financial Statements (Unaudited)...................................................   7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations .............................   9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk..........................................................  11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................................................   12

Item 6.    Exhibits and Reports on Form 8-K...................................................................................   12

SIGNATURE PAGE................................................................................................................   13

EXHIBITS......................................................................................................................   14

                           Trikon Technologies, Inc.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        CONDENSED CONSOLIDATED BALANCE SHEETS
        (In thousands)

                                                                   March 31,        December 31,
                                                                      1999            1998(1)
                                                                 --------------------------------
                                                                           (unaudited)
Assets
Current assets:
    Cash and cash equivalents....................................    $  5,095         $  7,891
    Accounts receivable, net of reserves.........................       9,770            6,122
    Inventories, net of reserves.................................      13,703           16,237
    Other current assets.........................................       1,558            2,856
                                                                   -----------     ------------
    Total current assets.........................................      30,126           33,106

    Property, equipment and leasehold improvements,
        net of accumulated depreciation and amortization               17,282           18,666
    Demonstration systems, net of accumulated depreciation              3,185            3,573
    Bond financing costs, net of accumulated amortization                  76               83
    Other assets.................................................         324              324
                                                                   -----------     ------------
    Total assets................................................     $ 50,993         $ 55,752
                                                                   ===========     ============

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable and accrued expenses........................    $  3,903         $  5,666
    Sales returns payable........................................      10,218           10,718
    Restructuring costs..........................................         985            1,099
    Other current liabilities....................................       3,494            2,432
                                                                   -----------     ------------
    Total current liabilities....................................      18,600           19,915
Convertible subordinated notes                                          4,147            4,147
Other non-current liabilities                                           4,690            4,750
                                                                   -----------     ------------
    Total liabilities                                                  27,437           28,812



  See accompanying notes to the condensed consolidated financial statements.

ITEM 1  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
        (In thousands)

                                                                     March 31,        December 31,
                                                                       1999             1998(1)
                                                                    -----------------------------
                                                                             (unaudited)

Shareholders' equity (deficiency):
    Preferred Stock:
        Authorized shares - 20,000,000
        Series H Preferred Stock, no par value $10 per
        share liquidation preference
        Designated shares - 3,500,000
        Issued and outstanding - 2,953,074..............                 29,531           29,531

    Common Stock, no par value
        Authorized shares - 110,000,000
        Issued and outstanding shares - 94,023,835                      199,019          199,019
        Cumulative translation adjustment...............                (1,885)            (751)
        Deferred Compensation...........................                (6,258)          (6,637)
        Accumulated deficit.............................              (196,851)        (194,222)
                                                                    ------------     ------------
        Total shareholders' equity (deficiency).........                 23,556           26,940
                                                                    ------------     ------------
    Total liabilities and shareholders' equity..........             $   50,993       $   55,752
                                                                    ============     ============


        The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                                         Three months ended
                                                                  --------------------------------
                                                                        March 31,      March 31,
                                                                          1999           1998
                                                                  --------------------------------
Revenues:
    Product revenues........................................      $      8,716        $      7,203
    License revenues........................................                --              10,000
                                                                  ------------        ------------
                                                                         8,716              17,203

Costs and expenses:
    Cost of goods sold......................................             5,773               4,635
    Research and development................................             1,597               2,036
    Selling, general and administrative.....................             3,863               4,803
                                                                  ------------        ------------
                                                                        11,233              11,474
                                                                  ------------        ------------
Income (loss) from operations...............................            (2,517)              5,729
Interest (expense), net.....................................               (66)             (1,941)
                                                                  ------------        ------------
Income (loss) before income tax benefit.....................            (2,583)              3,788
Income tax (benefit)........................................                46                (217)
                                                                  ------------        ------------
Net income (loss)...........................................            (2,629)              4,005
                                                                  ============        ============

Net income (loss) applicable to common shares...............            (3,229)              4,005
                                                                  ============        ============

Earnings (loss) per common share data:
    Basic...................................................      $      (0.03)        $      0.26
    Diluted.................................................             (0.03)               0.22
                                                                  ============         ===========

Average common shares used in calculation:
    Basic...................................................            94,024              15,147
    Diluted.................................................            94,024              18,109
                                                                  ============         ===========


  See accompanying notes to the condensed consolidated financial statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                      Three months ended
                                                                                 ---------------------------
                                                                                   March 31,       March 31,
                                                                                     1999             1998
                                                                                 ---------------------------
Cash arising from (used in) operating activities....................             $ (2,753)         $  8,460

Investing Activities
    Net (purchases) sales of property, equipment and leasehold
        improvements................................................                   26              (449)

Financing Activities
    Payments on capital lease obligations ..........................                  (69)              (67)
                                                                                 --------          --------
Net increase (decrease) in cash and cash equivalents................               (2,796)            7,944
Cash and cash equivalents at beginning of period....................                7,891             9,260
                                                                                 --------          --------
Cash and cash equivalents at end of period..........................             $  5,095          $ 17,204
                                                                                 ========          ========










  See accompanying notes to the condensed consolidated financial statements.

                           Trikon Technologies, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


NOTE A  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):


                                                   March 31,                December 31,
                                                     1999                        1998
                                               --------------               --------------
Components..........................           $        3,030               $        4,060
Work in process.....................                    9,539                       11,015
Finished goods......................                    1,134                        1,162
                                               --------------               --------------
                                               $       13,703               $       16,237
                                               ==============               ==============

NOTE B  NET INCOME (LOSS) PER SHARE

Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. Diluted earnings per share for the quarter ended March 31, 1999 excludes the effects of all outstanding stock options since they are anti-dilutive for periods in which the Company incurs a net loss. Earnings per share for the quarter ended March 31, 1998 excludes the effects of all outstanding stock options because the exercise price of such stock options exceeded the market price of the underlying stock and assumes the Series G Preferred Stock was converted into 2,962,032 shares of Common Stock as of January 1, 1998 under the if-converted method.


NOTE C  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income (loss) and currency translation adjustment for the period. Total comprehensive income (loss) for the quarters ended March 31, 1999 and March 31, 1998 were $(3.8 million) and $4.6 million respectively.

NOTE D  PREFERRED STOCK


The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion.

In May, 1998 in conjunction with an exchange offer made to the holders of Convertible Notes, the Company issued 2,855,754 new shares of Series H Preferred Stock. The Series H Preferred Stock will be redeemable at the option of

                           Trikon Technologies, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            MARCH 31, 1999 (cont'd)


the Company for cash on June 30, 2001, at a redemption price equal to the stated amount and the holders of the Series H Preferred Stock shall be entitled to receive dividends at an annual rate of 8-1/8% of the stated amount payable annually, at the option of the Company, in cash or additional shares of preferred stock or any combination thereof. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved. Dividends due on October 15, 1998 and April 15, 1999 to holders of Series H Preferred Stock have been paid by the issue of 97,320 and 119,969 new shares of Series H Preferred Stock respectively.

                           Trikon Technologies, Inc.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon should be read in conjunction with the consolidated financial statements of Trikon and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, assumptions and projections and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include but are not limited to, availability of financial resources adequate for the Company's short-, medium- and long-term needs, product demand and market acceptance, uncertainty about the effectiveness of the restructuring and the adequacy of the provisions made in connection with the restructuring, as well as those set forth under " Quantitative and Qualitative Disclosure about Market Risk," and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:



                                                      Three months ended
                                           --------------------------------------
                                                March 31,           March 31,
                                                  1999                1998
                                           ------------------   -----------------
Product revenues                                  100%               41.9%
License revenues                                  --                 58.1
                                           ------------------   -----------------
Total revenues...........................         100.0              100.0
Cost of goods sold.......................          66.2               27.0
                                           ------------------   -----------------
Gross margin.............................          33.8               73.0

Operating expenses:
  Research and development...............          18.3               11.8
  Selling, general and administrative....          44.3               27.9
                                           ------------------   -----------------
Total operating expenses.................          62.6               39.7
                                           ------------------   -----------------
Income (loss) from operations............         (28.8)              33.3
Interest expense, net....................          (0.8)             (11.3)
                                           ------------------   -----------------
Income (loss) before income tax (benefit)         (29.6)              22.0
Income tax (benefit).....................           0.5               (1.3)
                                           ------------------   -----------------
Net income (loss)........................         (30.1)%             23.3%
                                           ==================   =================


PRODUCT REVENUES. Product revenues for the first quarter of fiscal 1999 increased 21% to $8.7 million compared to $7.2 million for the first quarter of fiscal 1998. The increase was attributable primarily to increased shipments of systems.

Sales outside of the United States accounted for approximately 62% of total revenues in the first quarter of 1999 and 21% of total revenues in the first quarter of 1998. Excluding license revenues, sales outside the United States accounted for 51% of product revenues for the first quarter of 1998. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States will also fluctuate significantly from quarter to quarter.

LICENSE REVENUES. License revenues in the quarter ended March 31, 1998, comprise the sale of a non-exclusive worldwide license of MORI(TM) source technology to Lam Research Corporation.

GROSS MARGIN ON PRODUCT REVENUES. The Company's gross margin on product revenues for the first quarter of fiscal 1999 was 34% as compared to 36% for the first quarter of fiscal 1998. Certain customer support costs which have been included in selling, general and administrative expenses in previous accounting periods are being included in cost of goods sold with effect from the first quarter 1999. The effect of this adjustment is to increase cost of goods sold and reduce selling, general and administrative expenses by $0.3 million. Excluding this change in presentation the gross margin in the first quarter of fiscal 1999 would have been 37%.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first quarter of fiscal 1999 were $1.6 million, or 18% of total revenues, compared to $2.0 million, or 12% of total revenues, for the first quarter of fiscal 1998. The major focus of the Company's research and development efforts continues to be the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 1999 were $3.9 million, or 44 % of total revenues, compared to $4.8 million, or 28% of total revenues, in the first quarter of fiscal 1998.

INCOME (LOSS) FROM OPERATIONS. The Company realized a $2.5 million loss from operations, or 25% of total revenues, in the first quarter of fiscal 1999, as compared with a $5.7 million income from operations, or 33% of total revenues, in the first quarter of fiscal 1998. The profit from operations in the first quarter of fiscal 1998 was due primarily to license revenues earned.

INTEREST EXPENSE, NET. Interest expense, net decreased to $0.1 million in the first quarter of fiscal 1999 from $1.9 million in the first quarter of fiscal 1998. The interest expense in the first quarter of 1999 is primarily due to the accrual of interest payable to the holders of the $4.2 million of convertible debt. The reduction in interest expense between the first quarter of 1998 and the first quarter of 1999 arises from the elimination of interest due on $82.103 million of Convertible Notes as a consequence of the exchange of these Notes in May 1998. Interest expense at March 31, 1999 and 1998 is net of interest income of $0.1 million in both quarters.

INCOME TAXES.   The income tax charge for the quarter ended March 31, 1999 represents overseas tax on income for the quarter arising in certain foreign subsidiaries. The tax benefit in the first quarter of 1998 represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and no tax liability on domestic profits which are fully absorbed by tax losses brought forward.

The Company's ability to use its domestic and foreign net operating losses and credit carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986, as amended and similar state provisions.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $5.1 million in cash and cash equivalents, compared to $7.9 million at December 31, 1998. The decrease in cash and cash equivalents principally resulted from cash used in operating activities. The Company expects that its cash balance and anticipated cash flow will be sufficient to meet its normal operating requirements over the near term.

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

Many of the Company's products include hardware/software that has been either produced by the Company or supplied by outside vendors. The Company does not consider year 2000 issues relevant to the continued safe operation of these products because the use of time and date data by the Company's products is limited to non-critical functions such as time stamping data log reference files and time and date displays. The Company has carried out testing in accordance with SEMATECH year 2000 readiness test procedures and in all material aspects the Company's products comply with these test procedures.

Nevertheless, certain of the Company's products are controlled by the Company's software operating on commercially available desktop type personal computers. The Company believes that many of these personal computers contain BIOS that are not year 2000 compliant. As a result, incorrect dates may be displayed, used or transmitted in certain circumstances after December 31, 1999. The BIOS of personal computers may be upgraded or the date reset in accordance with the manufacturer's instructions that are publicly available. In addition, the Company has written and made available to its customers special software that automatically corrects the date in the BIOS of personal computers.

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

The Company has circulated compliance questionnaires to relevant suppliers, which address continuity of supply and compliance of past and present product. Non-compliance responses are being investigated.

The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and , based on the information currently available, does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include the Company's manufacturing and administrative cost base which is predominately in British Pounds, and product sales outside the United States which may be expressed in currencies other than the United States dollar. The Company constantly monitors currency exchange rates and matches currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at March 31, 1999 and December 31, 1998 the Company had no open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British Pound against all other currencies in the second quarter of 1999 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash-flow by approximately $1.2 million. The same increase in the value of the British Pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $3.6 million. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British Pound. In reality, some currencies may weaken while others may strengthen.


                          PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Dallas Semiconductor Corporation ("Dallas Semiconductor") filed on April 9,1998 an action against the Company in state court in Dallas County, Texas. The complaint alleges breach of warranty, fraud, negligent misrepresentation, and breach of contract regarding the purchase of two PMT Pinnacle Polysilicon Etch Systems from the Company. Dallas Semiconductor seeks damages of $8.0 million and exemplary damages of $16.0 million. The lawsuit was removed on May 7, 1998 to federal court in the Northern District Court of Texas. The Company filed a motion to dismiss the claims in federal court on May 27, 1998. In response, Dallas Semiconductor decided not to oppose the merits of the motion but instead exercise its "one time" right to amend its pleading under applicable law. On June 26, 1998, Dallas Semiconductor filed a first amended complaint setting forth its claims with greater specificity. The Company filed a motion to dismiss the amended claims on July 30, 1998. On March 25, 1999, the federal court granted in part and denied in part the Company's motion to dismiss. On April 14, 1999, Dallas Semiconductor filed a second amended complaint, which seeks damages of $8.0 million and unspecified exemplary damages. The Company intends to answer the second amended complaint by no later than May 7, 1999. The Company believes that the claims are without merit and intends to vigorously defend them. At this early stage, the Company cannot determine the total expense or the ultimate outcome of the lawsuit. Although Management does not believe the claim will have a material adverse effect on the Company's financial position, results of its operations or cash flow, there can be no assurance to that effect.


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


Date:  May 7, 1999                          TRIKON TECHNOLOGIES, INC.

                                            /s/Nigel Wheeler
                                            ----------------
                                            Nigel Wheeler
                                            Chief Executive Officer, Chief
                                            Operating Officer, President and
                                            Director

                                            /s/Jeremy Linnert
                                            -----------------
                                            Jeremy Linnert
                                            Acting Chief Financial Officer

                           Trikon Technologies, Inc.



                                 EXHIBIT INDEX



  Exhibit No.          Page No.                 Description
  ----------           -------                  -----------

  27.1                   15                     Financial Statement Data