Form 10-Q/A
period 1998-09-30
TRIKON TECHNOLOGIES INC
filed 1999-05-14
CIK 868326

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

For the transition period from_______________________ to ______________________

                        Commission file number 0-26482

                           TRIKON TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              California                                       95-4054321
-------------------------------------------------   --------------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer
          organization)                                Identification No.)


   Ringland Way, Newport, South Wales NP62TA, United Kingdom
--------------------------------------------------------------   -------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code   441-633-414-000
                                                   ---------------------------

                                Not Applicable
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No _____
                                    ---

As of November 9, 1998, the total number of outstanding shares of the Registrant's common stock was 94,023,835.

                           TRIKON TECHNOLOGIES, INC.

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders...........    3

SIGNATURE PAGE..........................................................    4

                           TRIKON TECHNOLOGIES, INC.

     The Registrant hereby amends Part II of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, to provide the information required by
Item 4, thereto.

PART II

OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 28, 1998, the Company held its 1998 Annual Meeting of Shareholders (the "Annual Meeting"). The following proposals were submitted to the holders of common stock at the Annual Meeting for them to:

     1. Elect each of Richard M. Conn, Christopher D. Dobson, Thomas C. McKee and Nigel Wheeler as a director of the Company to serve from such time through the following year until their respective successor is duly elected and qualified. All the above were elected with 37,680,699 shares voted in favour and 333,054 shares voted against.

     2. To approve an amendment to the Company's Seventh Restated Articles of Incorporation to effectuate a two-for-three reverse stock split of all outstanding shares of Common Stock of the Company. This proposal was passed with 37,349,409 shares voted in favour, 620,188 shares voted against and 44,156 abstained.

     3. To approve an amendment to the Company's Seventh Restated Articles of Incorporation to provide for an increase in the number of authorized shares of Common Stock from 50,000,000 to either 73,333,333 shares if the proposed reverse stock split in Proposal 2 above is approved by the shareholders and effected by the Company or 110,000,000 shares if the proposed reverse stock split is not approved by the shareholders and a decrease in the number of authorized shares of Preferred Stock from 20,000,000 to 5,000,000 shares. This proposal received 26,323,530 shares voted in favour, 460,497 shares voted against, 43,571 shares abstained and 11,186,155 shares were broker nonvotes.

     4. To approve a series of amendments to the Company's 1991 Stock Option Plan, including (i) an increase in the number of shares of Common Stock that may be issued under such plan from 2,400,000 to 8,870,000 shares (without giving effect to the proposed reverse stock split in Proposal 3 and (ii) the extension of the term of such plan to December 31, 2003. This proposal passed with 25,461,974 shares voted in favour, 1,313,153 shares voted against, 52,471 shares abstained and 11,186,155 shares were broker nonvotes.

     5. To approve the implementation of the Company's 1998 Directors Stock Option Plan. This proposal passed with 25,497,161 shares voted in favour, 1,272,166 shares voted against, 58,471 shares abstained and 11,185,955 shares were broker nonvotes.

     6. The ratification of Ernst & Young LLP as Independent Public Accountants for the fiscal year ended December 31, 1998. This proposal passed with 37,839,458 shares voted in favour, 138,514 shares voted against, 35,581 shares abstained and 200 shares were broker nonvotes.

     A proposal was submitted to the holders of Series H Preferred Stock for them to elect Lawrence D. Lenihan, Jr. and Stephen N. Wertheimer as directors to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. The proposal was passed with 1,686,538 votes in favour.

                           TRIKON TECHNOLOGIES, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date:  May 12, 1999                         /s/ NIGEL WHEELER
                                            ---------------------------
                                            Nigel Wheeler
                                            President and Director