Form 10-Q/A
period 1999-03-31
TRIKON TECHNOLOGIES INC
filed 1999-07-23
CIK 868326

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

                        Commission file number 0-26482


                           TRIKON TECHNOLOGIES, INC.
                           -------------------------
           (Exact name of registrant as specified in its character)

                 California                                                             95-4054321
                 ----------                                                             ----------

(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

Ringland Way, Newport, South Wales NP6 2TA, United Kingdom

     (Address of principal executive offices)                                         (Zip Code)


Registrant's telephone number, including area code        441-633-414-000
                                                  -----------------------------

                                Not Applicable
                                --------------

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

                               Yes   X        No
                               -----------------
As of May 4, 1999, the total number of outstanding shares of the Registrant's common stock was 94,024,835.

                           Trikon Technologies, Inc.

                                     INDEX


                                                                                                                        PAGE
                                                                                                                        NUMBER
                                                                                                                        ------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998......................  1

          Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 1999, and 1998..  3

          Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 1999, and 1998..  4

          Notes to Condensed Consolidated Financial Statements (Unaudited)...............................................  5

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................................................................  7

SIGNATURE PAGE...........................................................................................................  8

EXHIBITS.................................................................................................................  9

                           Trikon Technologies, Inc.

                        PART 1 - FINANCIAL INFORMATION

The Registrant hereby amends Items 1 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, as set forth below, in order to correct entries for the net income (loss) per share and the average common shares and equivalents, which were incorrect.

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

INTRODUCTION

The Company has restated its financial information for the three months ended March 31, 1999, as reflected in this amendment to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. A restatement was required because the average common shares used in the calculation of basic and diluted loss per common share for the three months ended March 31, 1999 was overstated as a result of the incorrect inclusion of 11,492,806 common shares which are contingently issuable and have not yet vested and which would be antidilutive if used in the calculation of diluted loss per common share. The inclusion of these shares resulted in incorrect reported basic and diluted loss per common share for the three months ended March 31, 1999.

TRIKON TECHNOLOGIES, INC. CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

                                                                     March 31,            December 31,
                                                                       1999                  1998(1)
                                                                     --------             ----------

                                                                              (unaudited)
Assets
Current assets:
Cash and cash equivalents.......................................     $ 5,095              $ 7,891
Accounts receivable, net of reserves............................       9,770                6,122
Inventories, net of reserves....................................      13,703               16,237
Other current assets............................................       1,558                2,856
                                                                     -------              -------
Total current assets............................................      30,126               33,106

Property, equipment and leasehold improvements,
           net of accumulated depreciation and amortization           17,282               18,666
Demonstration systems, net of accumulated depreciation                 3,185                3,573
Bond financing costs, net of accumulated amortization                     76                   83
Other assets....................................................         324                  324
                                                                     -------              -------
Total assets....................................................     $50,993              $55,752
                                                                     =======              =======
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses...........................     $ 3,903              $ 5,666
Sales returns payable...........................................      10,218               10,718
Restructuring costs.............................................         985                1,099
Other current liabilities.......................................       3,494                2,432
                                                                     -------              -------
Total current liabilities.......................................      18,600               19,915
Convertible subordinated notes                                         4,147                4,147
Other non-current liabilities                                          4,690                4,750
                                                                     -------              -------
Total liabilities                                                     27,437               28,812

See accompanying notes to the condensed consolidated financial statements.

(In thousands)

                                                                   March 31,                 December 31,
                                                                     1999                       1998(1)
                                                                   --------                  ----------

                                                                              (unaudited)
Shareholders' equity (deficiency):
Preferred Stock:
           Authorized shares - 20,000,000
           Series H Preferred Stock, no par value $10 per
           share liquidation preference
           Designated shares - 3,500,000
           Issued and outstanding - 2,953,074..............          29,531                    29,531

Common Stock, no par value
           Authorized shares - 110,000,000
           Issued and outstanding shares - 94,023,835               199,019                   199,019
           Cumulative translation adjustment...............          (1,885)                     (751)
           Deferred Compensation...........................          (6,258)                   (6,637)
           Accumulated deficit.............................        (196,851)                 (194,222)
                                                                    -------                  --------
           Total shareholders' equity......................          23,556                    26,940
                                                                    -------                  --------

Total liabilities and shareholders' equity.................         $50,993                  $ 55,752
                                                                    =======                  ========

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

                           Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)


                                                       Three months ended
                                                       ------------------
                                                   March 31,           March 31,
                                                     1999                1998
                                                   --------            --------
Revenues:
Product revenues................................   $  8,716            $  7,203
License revenues................................         --              10,000
                                                   --------            --------

                                                      8,716              17,203

Costs and expenses:
Cost of goods sold..............................      5,773               4,635
Research and development........................      1,597               2,036
Selling, general and administrative.............      3,863               4,803
                                                   --------            --------

                                                     11,233              11,474
                                                   --------            --------

Income (loss) from operations...................     (2,517)              5,729
Interest (expense), net.........................        (66)             (1,941)
                                                   --------            --------

Income (loss) before income tax benefit.........     (2,583)              3,788
Income tax (benefit)............................         46                (217)
                                                   --------            --------

Net income (loss)...............................     (2,629)              4,005
                                                   ========            ========

Net income (loss) applicable to common shares...     (3,229)              4,005
                                                   ========            ========

Earnings (loss) per common share data:
Basic...........................................   $  (0.04)           $   0.26
Diluted.........................................      (0.04)               0.22
                                                   ========            ========

Average common shares used in calculation:
Basic...........................................     82,531              15,147
Diluted.........................................     82,531              18,109
                                                   ========            ========

See accompanying notes to the condensed consolidated financial statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                     Three months ended
                                                                     ------------------
                                                                 March 31,           March 31,
                                                                   1999                1998
                                                                 --------            -------
Cash arising from (used in) operating activities.............    $(2,753)            $ 8,460

Investing Activities
Net (purchases) sales of property, equipment and leasehold
          improvements.......................................         26                (449)

Financing Activities
Payments on capital lease obligations........................        (69)                (67)
                                                                 -------             -------

Net increase (decrease) in cash and cash equivalents.........     (2,796)              7,944
Cash and cash equivalents at beginning of period.............      7,891               9,260
                                                                 -------             -------

Cash and cash equivalents at end of period...................    $ 5,095             $17,204
                                                                 =======             =======

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

NOTE B INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                    March 31,      December 31,
                      1999            1998
                    --------       -----------
Components........  $  3,030             4,060
Work in process...     9,539            11,015
Finished goods....     1,134             1,162
                     -------        ----------

                    $ 13,703        $   16,237
                    ========        ==========

NOTE C  NET INCOME (LOSS) PER SHARE

Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share for the three months ended March 31, 1999 excludes the effect of 11,492,806 restricted shares of common stock which are contingently issuable to the Company's Chairman of the Board. Diluted earnings per share for the quarter ended March 31, 1999 excludes the effects of the restricted shares of common stock and all outstanding stock options since they are anti-dilutive for periods in which the Company incurs a net loss. Earnings per share for the quarter ended March 31, 1998 excludes the effects of all outstanding stock options because the exercise price of such stock options exceeded the market price of the underlying stock and assumes the Series G Preferred Stock was converted into 2,962,032 shares of Common Stock as of January 1, 1998 under the if-converted method.

NOTE D COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income (loss) and currency translation adjustment for the period. Total comprehensive income (loss) for the quarters ended March 31, 1999 and March 31, 1998 were $(3.8 million) and $4.6 million respectively.

NOTE E PREFERRED STOCK

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

                           PART II  OTHER INFORMATION

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

Date:  July 23, 1999          TRIKON TECHNOLOGIES, INC.

                              /s/ Nigel Wheeler
                              -----------------

                              Nigel Wheeler
                              Chief Executive Officer, Chief
                              Operating Officer, President and
                              Director

                              /s/ Jeremy Linnert
                              ------------------

                              Jeremy Linnert
                              Acting Chief Financial Officer

                           Trikon Technologies, Inc.

                                 EXHIBIT INDEX

Exhibit No.                          Description
                                     -----------

27.1                                 Financial Statement Data