Form 10-Q
period 1999-06-30
TRIKON TECHNOLOGIES INC
filed 1999-08-03
CIK 868326

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


                                   FORM 10-Q


[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                                 ---------------------    ---------------------

                        Commission file number 0-26482

                           TRIKON TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           California                                  95-4054321
------------------------------------    ---------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)

Ringland Way, Newport, Gwent NP18 2TA, United Kingdom
-----------------------------------------------------   -----------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        44-1633-414-000
                                                   ----------------------------

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

As of July 29, 1999, the total number of outstanding shares of the Registrant's common stock was 94,024,835.

                           Trikon Technologies, Inc.

                                     INDEX


                                                                                                                        PAGE
                                                                                                                       NUMBER
                                                                                                                       ------
PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998.............   3

                  Unaudited Condensed Consolidated Statements of Operations for the Three Months ended June 30,
                  1999 and 1998 and for the Six Months ended June 30, 1999 and 1998....................................   5

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 1999
                  and 1998.............................................................................................   6

                  Notes to Unaudited Condensed Consolidated Financial Statements.......................................   7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations................   9

Item 3.           Quantitative and Qualitative Disclosure about Market Risk............................................   13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings....................................................................................   14

Item 6.           Exhibits and Reports on Form 8-K.....................................................................   14

SIGNATURE PAGE.........................................................................................................   15

EXHIBITS          .....................................................................................................   16

                           Trikon Technologies, Inc.

          PART 1    FINANCIAL INFORMATION

ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                                 June 30,                December 31,
                                                                                   1999                     1998(1)
                                                                            --------------------       -----------------
                                                                                (unaudited)
Assets
Current assets:
     Cash and cash equivalents.........................................  $             8,206        $             7,891
     Accounts receivable, net of reserves..............................               12,280                      6,122
     Inventories, net of reserves......................................               12,902                     16,237
     Other current assets..............................................                1,313                      2,856
                                                                         -----------------------    --------------------
     Total current assets .............................................               34,701                     33,106

     Property, equipment and leasehold improvements, net of
         accumulated depreciation and amortization.....................               16,705                     18,666
     Demonstration systems, net of accumulated depreciation............                  838                      3,573
     Deferred bond financing costs.....................................                   69                         83
     Other assets......................................................                  334                        324
                                                                         -----------------------    --------------------
     Total assets......................................................  $            52,647        $            55,752
                                                                         =======================    ====================

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses.............................  $             5,175        $             5,666
     Sales returns payable.............................................                9,968                     10,718
     Restructuring costs...............................................                  768                      1,099
     Other current liabilities.........................................                3,391                      2,432
                                                                         -----------------------    --------------------
     Total current liabilities.........................................               19,302                     19,915

     Convertible subordinated notes....................................                4,147                      4,147
     Other non-current liabilities.....................................                4,335                      4,750
                                                                         -----------------------    --------------------
                                                                                      27,784                     28,812

                           Trikon Technologies, Inc.

ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                (In thousands)

                                                                                 June 30,                December 31,
                                                                                   1999                     1998(1)
                                                                         -----------------------    --------------------
                                                                                (unaudited)
     Shareholders' equity:
     Preferred Stock:
         Authorized shares -- 20,000,000
         Series H Preferred Stock, no par value $10 per share
         liquidation preference
         Designated shares -- 3,500,000
         Issued and outstanding -- 3,073,043 at June 30,
         1999 and 2,953,074 at December 31, 1998.......................               30,730                     29,531

     Common Stock, no par value:
         Authorized shares -- 110,000,000
         Issued and outstanding -- 94,023,835 at June 30,
         1999 and December 31, 1998....................................              199,019                    199,019
     Cumulative translation adjustment.................................               (2,840)                      (751)
     Deferred compensation.............................................               (5,878)                    (6,637)
     Accumulated deficit...............................................             (196,168)                  (194,222)
                                                                         -----------------------    --------------------
     Total shareholders' equity........................................               24,863                     26,940
                                                                         -----------------------    --------------------
     Total liabilities and shareholders' equity........................  $            52,647        $            55,752
                                                                         =======================    ====================

(1) The Balance Sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                (In thousands)

                                                             Three Months Ended                        Six Months Ended
                                                    --------------------------------------    -----------------------------------
                                                       June 30,             June 30,            June 30,            June 30,
                                                         1999                  1998                1999               1998
                                                    ---------------      -----------------    ---------------    ----------------
Revenues:
   Product sales..................................  $     10,813         $      8,292         $      19,529      $    15,495
   License revenues...............................         2,144                   --                 2,144           10,000
                                                    ---------------      -----------------    ---------------    ----------------
                                                          12,957                8,292                21,673           25,495
Costs and expenses:
   Cost of goods sold.............................         6,625                6,546                12,398           11,181
   Research and development.......................         1,597                2,337                 3,194            4,373
   Selling, general and administrative............         2,767                5,455                 6,630           10,257
   Restructuring costs............................             -                1,843                     -            1,843
                                                    ---------------      -----------------    ---------------    ----------------
                                                          10,989               16,181                22,222           27,654
                                                    ---------------      -----------------    ---------------    ----------------
   Income (Loss) from operations..................         1,968               (7,889)                 (549)          (2,159)
   Interest (expense), net........................           (48)                (948)                 (114)          (2,889)
                                                    ---------------      -----------------    ---------------    ----------------
Income (Loss) before income tax provision.........         1,920               (8,837)                 (663)          (5,048)
   Income tax provision (benefit).................            38                   --                    84             (217)
                                                    ---------------      -----------------    ---------------    ----------------
Net income (loss) before extraordinary item ......  $      1,882         $     (8,837)        $        (747)     $    (4,831)

Extraordinary item................................             -               20,293                     -           20,293
                                                    ---------------      -----------------    ---------------    ----------------
Net income (loss).................................  $      1,882         $     11,456         $        (747)     $    15,462
                                                    ===============      =================    ===============    ================
Net income (loss) applicable to common shares.....  $      1,262         $     11,158         $      (1,967)     $    15,164
                                                    ===============      =================    ===============    ================
Earnings (loss) per common share data:
   Basic:
     Earnings (loss) before extraordinary gain....  $       0.02         $      (0.18)        $       (0.02)     $     (0.15)
     Extraordinary gain...........................           -                   0.41                   -               0.62
                                                    ---------------      -----------------    ---------------    ----------------
     Net income (loss)............................          0.02                 0.23                 (0.02)            0.47
                                                    ===============      =================    ===============    ================
   Diluted:
     Earnings (loss) before extraordinary gain....          0.02                (0.18)                (0.02)           (0.16)
     Extraordinary gain...........................           -                   0.40                   -               0.61
                                                    ---------------      -----------------    ---------------    ----------------
     Net income (loss)............................          0.02                 0.22                 (0.02)            0.45
                                                    ===============      =================    ==============     ================
     Average common shares used in
         the calculation: -- Basic................        82,531               49,794                82,531           32,566
                          -- Diluted..............        84,051               51,226                82,531           33,335

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                (In thousands)


                                                                                       Six months ended
                                                                       ----------------------------------------------
                                                                              June 30,                 June 30,
                                                                                1999                     1998
                                                                       ---------------------    ---------------------
Net cash arising from operating activities..........................   $            471         $             5,525

INVESTING ACTIVITIES
     Net purchases of property, equipment and leasehold
         improvements...............................................                (35)                       (520)

FINANCING ACTIVITIES
     Payments on capital lease obligations..........................               (121)                       (160)
     Costs relating to Exchange Offer...............................                 --                        (700)
                                                                       ---------------------    ---------------------
     Net cash used in financing activities..........................               (121)                       (860)
                                                                       ---------------------    ---------------------
     Net increase in cash and cash equivalents......................                315                       4,145
     Cash and cash equivalents at beginning of period...............              7,891                       9,260
                                                                       ---------------------    ---------------------
     Cash and cash equivalents at end of period.....................   $          8,206         $            13,405
                                                                       =====================    =====================

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999


NOTE A          BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B          INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                                      June 30,                 December 31,
                                                        1999                       1998
                                             -------------------------    ---------------------
Components................................   $             2,759          $             4,060
Work in process...........................                 8,189                       11,015
Finished goods............................                 1,954                        1,162
                                             -------------------------    ---------------------
                                             $            12,902          $            16,237
                                             =========================    =====================

NOTE C          NET INCOME (LOSS) APPLICABLE TO COMMON SHARES

Net income (loss) applicable to common shares is the net income (loss) for the period less Preferred Stock dividend costs for the period. Preferred Stock dividend costs amounted to $620,000 for the quarter ended June 30, 1999 and $1.22 million for the six months ended June 30, 1999 compared with $298,000 for the three and six months ended June 30, 1998.

NOTE D          NET INCOME (LOSS) PER SHARE

Basic and diluted earnings (loss) per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings
(loss) per share for the three and six months ended June 30, 1999 and June 30, 1998 excludes the effect of 11,492,806 restricted shares of common stock which are contingently issuable to the Company's Chairman of the Board. Diluted earnings (loss) per share for the three and six months ended June 30, 1999 excludes the effects of the restricted common stock because under the treasury stock method these shares are anti-dilutive. Diluted loss per share for the six months ended June 30, 1999 also excludes the effect of all outstanding stock options since they are anti-dilutive for periods in which the Company incurs a net loss. Diluted earnings (loss) per share for the three and six months ended June 30, 1998 excludes the effects of all outstanding stock options because the exercise price of such stock options exceeded the market price of the underlying stock, exclude the restricted shares issued to the Company's Chairman of the Board because under the treasury stock method these shares are anti-dilutive and assumes Series G Preferred Stock was converted into 2,962,032 shares of Common Stock as of January 1, 1998 under the if-converted method.

NOTE  E         COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income (loss) and currency translation adjustment for the period. Translation adjustments were $(1.0 million) and $(2.1 million) for the three and six months ended June 30, 1999 respectively and $0.6 million and $0.5 million for the three and six months ended June 30, 1998 respectively. Total comprehensive income (loss) for the three and six months ended June 30, 1999 were $0.9 million and $(2.8 million) respectively, and for the three and six months ended June 30, 1998 were $12.0 million and $15.9 million respectively.

NOTE F          PREFERRED STOCK

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion.

In May 1998, in conjunction with an exchange offer made to the holders of Convertible Notes, the Company issued 2,855,754 new shares of Series H Preferred Stock. The Series H Preferred Stock will be redeemable at the option of the Company for cash on June 30, 2001, at a redemption price equal to the stated amount and the holders of the Series H Preferred Stock shall be entitled to receive dividends at an annual rate of 8-1/8% of the stated amount payable annually, at the option of the Company, in cash or additional shares of preferred stock or any combination thereof. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved. Dividends due on October 15, 1998 and April 15, 1999 to holders of Series H Preferred Stock have been paid by the issue of 97,320 and 119,969 new shares of Series H Preferred Stock respectively.

                           Trikon Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon should be read in conjunction with the consolidated financial statements of Trikon and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, assumptions and projections and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include but are not limited to, availability of financial resources adequate for the Company's short-, medium- and long-term needs, product demand and market acceptance, uncertainty about the effectiveness of the restructuring and the adequacy of the provisions made in connection with the restructuring, as well as those set forth under "Quantitative and Qualitative Disclosure about Market Risk," and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                        Three months ended                   Six months ended
                                                 ---------------------------------- ------------------------------------
                                                      June 30,          June 30,         June 30,          June 30,
                                                        1999              1998             1999              1998
                                                 ------------------ --------------- ----------------- ------------------
Product revenues...............................            83.5%            100.0%            90.1%             60.8%
License revenues...............................            16.5               0.0              9.9              39.2
                                                 ------------------ --------------- ----------------- ------------------
Total revenues.................................           100.0             100.0            100.0             100.0
Cost of goods sold.............................            51.1              78.9             57.2              43.9
                                                 ------------------ --------------- ----------------- ------------------
Gross margin...................................            48.9              21.1             42.8              56.1

Operating expenses:
     Research and development..................            12.3              28.2             14.7              17.2
     Selling, general and administrative.......            21.4              65.8             30.6              40.2
     Restructuring costs.......................             -                22.2              -                 7.2
                                                 ------------------ --------------- ----------------- ------------------
Total operating expenses.......................            33.7             116.2             45.3              64.6
                                                 ------------------ --------------- ----------------- ------------------
Income (loss) from operations..................            15.2             (95.1)            (2.5)             (8.5)
Interest expense, net..........................            (0.4)            (11.3)            (0.5)            (11.3)
                                                 ------------------ --------------- ----------------- ------------------
Income (loss) before income tax benefit........            14.8            (106.4)            (3.0)            (19.8)
Income tax provision (benefit).................             0.3              (1.3)             0.4              (0.9)
                                                 ------------------ --------------- ----------------- ------------------
Net income (loss)..............................            14.5%           (105.1)%           (3.4)%           (18.9)%
                                                 ================== ================ ================ ==================

PRODUCT REVENUES. Product revenues for the second quarter of fiscal 1999 increased 30% to $10.8 million compared to $8.3 million for the second quarter of fiscal 1998. The increase was attributable primarily to increased shipments of systems. Product revenues for the six months ended June 30, 1999 increased by 26% to $19.5 million compared with $15.5 million for the six months ended June 30, 1998.

Sales outside of the United States accounted for approximately 63% of total revenues in the second quarter of 1999 and 93% of total revenues in the second quarter of 1998. Sales outside the United States accounted for approximately 63% and 44% of total revenues in the six months ended June 30, 1999 and 1998 respectively. Excluding license revenues, sales outside the United States accounted for 76% and 72% of product revenues for the second quarter of 1999 and 1998 respectively and 70% and 72% of product revenues for the six months ended June 30, 1999 and 1998 respectively. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

LICENSE REVENUES. License revenues in the quarter ended June 30, 1999, are primarily in respect of a further portion of the fee due on the sale of a non-exclusive worldwide license of MORI(TM) source technology to Lam Research Corporation.

GROSS MARGIN ON PRODUCT REVENUES. Excluding license revenues, the Company's gross margin on product revenues for the second quarter of fiscal 1999 was 39% as compared to 21% for the second quarter of fiscal 1998. For the six months ended June 30, 1999, the gross margin on product sales was 37% compared with 28% for the six months ended June 30, 1998. Gross margins on product sales for the three and six months ended June 30, 1998 were impacted by an inventory write-down of $0.6 million. Excluding this write-down gross margins on product sales for those periods would have been 28% and 32% respectively. Certain customer support costs which have been included in selling, general and administrative expenses in previous accounting periods are being included in cost of goods sold with effect from the first quarter 1999. The effect of this adjustment is to increase cost of goods sold and reduce selling, general and administrative expenses by $0.2 million in the second quarter of 1999 and $0.5 million in the six months ended June 30, 1999. Excluding this change in presentation, and for comparative purposes only, the gross margin in the second quarter of fiscal 1999 and the six months ended June 30, 1999 would have been 41% and 39% respectively. The improvements in gross margins in the current period reflect productivity gains resulting from increased production volumes, reductions in costs as a result of cost cutting measures carried out in the fourth quarter of 1998 and a fall of 4% between second quarter 1998 and second quarter 1999 and 2% between first half 1998 and first half 1999 in the average value of the British Pound, in which almost all production costs are incurred, relative to the United States Dollar, in which most revenues are expressed.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three and six months ended June 30, 1999 were $1.6 million and $3.2 million, or 12% and 15% of total revenues respectively. This compares with $2.3 million and $4.4 million, or 28% and 17% of total revenues respectively for the same periods of fiscal 1998. The major focus of the Company's research and development efforts continues to be the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 1999 were $2.8 million, or 21% of total revenues, compared to $5.5 million, or 66% of total revenues, in the second quarter of fiscal 1998. Selling, general and administrative expenses for the first six months of 1999 were $6.6 million or 31% of total revenues compared with $10.3 million or 40% of total revenues in the same period of 1998. Selling, general and administrative expenses in the three and six months ended June 30, 1999 are stated after release of an allowance against accounts receivable of $1.1 million. Excluding the release, selling, general and administrative expenses were 30% and 36% of total revenues during the three and six months ended June 30, 1999 respectively. The reduction in these expenses between the first two quarters of 1998 and the first two quarters of 1999 is primarily due to the cost cutting measures carried out in the fourth quarter of 1998.

INCOME (LOSS) FROM OPERATIONS. The Company realized a profit from operations of $2.0 million in the second quarter of 1999 compared with a $7.9 million loss from operations in the second quarter of fiscal 1998. The improvement in operating result between the two quarters was due to increased revenues, improved gross margins, and lower operating expenses. During the first half of 1999 the operating loss was $0.5 million compared with an operating loss of $2.2 million in the same period of 1998. The operating loss for the first half of 1999 included license revenues of $2.1 million compared with $10.0 million in the first half of 1998.

INTEREST EXPENSE, NET. Interest expense, net decreased to $0.1 million in the second quarter of fiscal 1999 from $0.9 million in the second quarter of fiscal 1998, and to $0.1 million in the first half of 1999 from $2.9 million in the first half of 1998. The interest expense in the first quarter and half of 1999 is primarily due to the accrual of interest payable to the holders of the $4.2 million of convertible debt. The reduction in interest expense between the first quarter and half of 1998 and the same periods of 1999 arises from the elimination of interest due on $82.103 million of Convertible Notes as a consequence of the exchange of these Notes in May 1998. Interest expense for the half years ended June 30, 1999 and 1998 is net of interest income of $0.1 million and $0.4 million respectively.

INCOME TAXES. The income tax charge for the three and six months ended June 30, 1999 represents overseas tax on income arising in certain foreign subsidiaries in those periods. The tax benefit in the first quarter of 1998 represents the combination of a foreign tax benefit associated with Trikon Limited's operating loss and no tax liability on domestic profits which are fully absorbed by tax losses brought forward.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $8.2 million in cash and cash equivalents, compared to $7.9 million at December 31, 1998. The increase in cash and cash equivalents principally resulted from cash generated from operating activities. The Company expects that its cash balance and anticipated cash flow will be sufficient to meet its normal operating requirements over the near term.

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

The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include the Company's manufacturing and administrative cost base which is predominately in British Pounds, and product sales outside the United States which may be expressed in currencies other than the United States dollar. The Company constantly monitors currency exchange rates and matches currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at June 30, 1999 and December 31, 1998 the Company had no open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British Pound against all other currencies in the third quarter of 1999 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash-flow by approximately $1.2 million. The same increase in the value of the British Pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $2.7 million. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British Pound. In reality, some currencies may weaken while others may strengthen.

                                     PART II
                                OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

Dallas Semiconductor Corporation ("Dallas Semiconductor") filed on April 9, 1998 an action against the Company in state court in Dallas County, Texas. The complaint alleges breach of warranty, fraud, negligent misrepresentation, and breach of contract regarding the purchase of two PMT Pinnacle Polysilicon Etch Systems from the Company. Dallas Semiconductor seeks damages of $8.0 million and exemplary damages of $16.0 million. The lawsuit was removed on May 7, 1998 to federal court in the Northern District Court of Texas. The Company filed a motion to dismiss the claims in federal court on May 27, 1998. In response, Dallas Semiconductor decided not to oppose the merits of the motion but instead exercise its "one time" right to amend its pleading under applicable law. On June 26, 1998, Dallas Semiconductor filed a first amended complaint setting forth its claims with greater specificity. The Company filed a motion to dismiss the amended claims on July 30, 1998. On March 25, 1999, the federal court granted in part and denied in part the Company's motion to dismiss. On April 14, 1999, Dallas Semiconductor filed a second amended complaint, which seeks damages of $8.0 million and unspecified exemplary damages. The Company answered the second amended complaint on May 11, 1999. The Company believes that the claims are without merit and intends to vigorously defend them. At this early stage, the Company cannot determine the total expense or the ultimate outcome of the lawsuit. Although Management does not believe the claim will have a material adverse effect on the Company's financial position, results of its operations or cash flow, there can be no assurance to that effect.

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


TRIKON TECHNOLOGIES, INC.


Date: July 30, 1999                    /s/ Nigel Wheeler
                                       ----------------------------------------
                                           Nigel Wheeler
                                           Chief Executive Officer,
                                           Chief Operating Officer,
                                           President and Director

                                       /s/ Jeremy Linnert
                                       ----------------------------------------
                                           Jeremy Linnert
                                           Acting Chief Financial Officer

                           Trikon Technologies, Inc.

                                 EXHIBIT INDEX


   Exhibit No.          Page No.      Description
   -----------          --------      -----------
      27.1                            Financial Statement Data