Form 10-Q
period 1999-09-30
TRIKON TECHNOLOGIES INC
filed 1999-11-02
CIK 868326

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


                                   FORM 10-Q


[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

                        Commission file number 0-26482

                           TRIKON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                              California                                             95-4054321
-------------------------------------------------------------------   ----------------------------------------
  (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

        Ringland Way, Newport, Gwent NP18 2TA, United Kingdom
------------------------------------------------------------------------   -----------------------------------
  (Address of principal executive offices)                                             (Zip Code)

Registrant's telephone number, including area code       44-1633-414-000
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

                         Yes      X          No _______
                               -------

As of October 29, 1999, the total number of outstanding shares of the Registrant's common stock was 94,046,057.

                           Trikon Technologies, Inc.

                                     INDEX

                                                                                                           PAGE
                                                                                                         NUMBER
                                                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets at September 30, 1999 (unaudited) and
               December 31, 1998...........................................................................   3

               Unaudited Condensed Consolidated Statements of Operations for the Three
               Months ended September 30, 1999, and 1998 and for the Nine Months ended
               September 30, 1999 and 1998.................................................................   5

               Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
               Months ended September 30, 1999, and 1998...................................................   6

               Notes to Unaudited Condensed Consolidated Financial Statements..............................   7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations..................................................................................   9

Item 3.        Quantitative and Qualitative Disclosure about Market Risk...................................  13

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings...........................................................................  14

Item 6.        Exhibits and Reports on Form 8-K`...........................................................  14

SIGNATURE PAGE ............................................................................................  15

EXHIBITS       ............................................................................................  16

                           Trikon Technologies, Inc.

          PART 1    FINANCIAL INFORMATION
ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands)

                                                                        September 30,          December 31,
                                                                        -------------
                                                                            1999                  1998(1)
                                                                            ----               ------------
                                                                         (unaudited)
Assets
Current assets:
     Cash and cash equivalents...................................       $       8,593          $      7,891
     Accounts receivable, net of reserves........................              12,478                 6,122
     Inventories, net of reserves................................              15,552                16,237
     Other current assets........................................               2,331                 2,856
                                                                        -------------          ------------
     Total current assets........................................              38,954                33,106

     Property, equipment and leasehold improvements, net of
        accumulated depreciation and amortization................              16,304                18,666
     Demonstration systems, net of accumulated depreciation......               1,006                 3,573
     Deferred bond financing costs...............................                  62                    83
     Other assets................................................                 327                   324
                                                                        -------------          ------------
     Total assets................................................       $      56,653          $     55,752
                                                                        =============          ============
Liabilities and shareholders' equity
     Current liabilities:
     Accounts payable and accrued expenses.......................               8,943                 5,666
     Sales returns payable.......................................               3,914                10,718
     Restructuring costs.........................................                 656                 1,099
     Other current liabilities...................................               3,975                 2,432
                                                                        -------------          ------------
     Total current liabilities...................................              17,488                19,915

     Convertible subordinated notes..............................               4,147                 4,147
     Other non-current liabilities...............................               4,192                 4,750
                                                                        -------------          ------------
                                                                               25,827                28,812

ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

             (In thousands)

                                                                    September 30,         December 31,
                                                                    -------------         ------------
                                                                         1999               1998 (1)
                                                                         ----               --------
                                                                      (unaudited)
                                                                      -----------
Shareholders' equity:
Preferred Stock:
    Authorized shares -- 20,000,000
    Series H Preferred Stock, no par value $10 per share
    liquidation preference
    Designated shares - 3,500,000
    Issued and outstanding -- 3,073,043 at September 30,
    1999 and 2,953,074 at December 31, 1998....................           30,730               29,531
Common Stock, no par value:
    Authorized shares -- 110,000,000
    Issued and outstanding -- 94,046,057 at
    September 30, 1999 and 94,023,835 at
    December 31, 1998..........................................          199,019              199,019
Cumulative translation adjustment..............................           (1,419)                (751)
Deferred compensation..........................................           (5,499)              (6,637)
Accumulated deficit............................................         (192,005)            (194,222)
                                                                    ------------          -----------
Total shareholders' equity.....................................           30,826               26,940
                                                                    ------------          -----------
Total liabilities and shareholders' equity.....................     $     56,653          $    55,752
                                                                    ============          ===========

(1) The Balance Sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                (In thousands)

                                              Three Months Ended                     Nine Months Ended
                                     ----------------------------------    ---------------------------------
                                       September 30,     September 30,      September 30,      September 30,
                                          1999               1998               1999               1998
                                     ---------------    --------------     ---------------    --------------
Revenues:
  Product sales....................  $        13,154    $        4,477     $       32,683     $       19,972
  License revenues.................                -                 -              2,144             10,000
                                     ---------------    --------------     --------------     --------------
                                              13,154             4,477             34,827             29,972
Costs and expenses:
  Cost of goods sold...............            7,017             3,230             19,415             14,411
  Research and development.........            1,612             2,056              4,806              6,429
  Selling, general and
     administrative................            4,405             5,377             11,035             15,634
  Restructuring costs..............                -                 -                  -              1,843
  Release of sales returns payable
     allowance.....................           (4,054)                -             (4,054)                 -
                                     ---------------    --------------     --------------     --------------
                                               8,980            10,663             31,202             38,317
                                     ===============    ==============     ==============     ==============

  Income (Loss) from operations....            4,174            (6,186)             3,625             (8,345)
  Interest (expense), net..........              (42)              569               (156)            (2,320)
                                     ---------------    --------------     --------------     --------------

Income (Loss) before income tax
     provision.....................            4,132            (5,617)             3,469            (10,665)
  Income tax provision (benefit)...              (31)               --                 53               (217)
                                     ---------------    --------------     --------------     ---------------

Net income (loss) before
     extraordinary item............  $         4,163    $       (5,617)     $       3,416     $      (10,448)
Extraordinary item.................                -                 -                  -             20,293
                                     ---------------    --------------     --------------     --------------
Net income (loss)..................  $         4,163    $       (5,617)    $        3,416     $        9,845
                                     ===============    ==============     ==============     ==============
Net income (loss) applicable
     to common shares..............  $         3,539    $       (6,197)    $        1,572     $        8,967
                                     ===============    ==============     ==============     ==============

Earnings (loss) per common share
     data:
  Basic:
     Earnings (loss) before
         extraordinary gain.......    $         0.04    $        (0.08)    $         0.02     $        (0.23)
     Extraordinary gain...........                 -                 -                  -               0.41
                                     ---------------    --------------     --------------     --------------
     Net income (loss)............              0.04             (0.08)              0.02               0.18
                                     ===============     =============      =============      =============
  Diluted:
     Earnings (loss) before
         extraordinary gain.......              0.04             (0.08)              0.02              (0.23)
     Extraordinary gain...........                 -                 -                  -               0.41
                                     ---------------    --------------     --------------     --------------
     Net income (loss)............              0.04             (0.08)              0.02               0.18
                                     ===============     =============      =============      =============
     Average common shares used in
          the calculation:
                 - Basic..........            82,553            82,284             82,538             49,200
                 - Diluted........            86,468            84,284             84,525             49,712

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                                       Nine months ended
                                                                   ------------------------------------------------------
                                                                           September 30,                 September 30,
                                                                               1999                          1998
                                                                      --------------------         ----------------------
Net cash arising from operating activities......................      $                991         $                  317

INVESTING ACTIVITIES
  Net purchases of property, equipment and leasehold
      improvements..............................................                      (125)                          (272)

FINANCING ACTIVITIES
  Payments on capital lease obligations.........................                      (164)                          (267)
  Costs relating to Exchange Offer..............................                        --                           (700)
                                                                      --------------------         ----------------------
  Net cash used in financing activities.........................                      (164)                          (967)
                                                                      --------------------         ----------------------
  Net increase in cash and cash equivalents.....................                       702                           (922)
  Cash and cash equivalents at beginning of period..............                     7,891                          9,260
                                                                      --------------------         ----------------------
  Cash and cash equivalents at end of period....................      $              8,593         $                8,338

                                                                      ====================         ======================

   See Notes to Unaudited Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1999

NOTE A    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                               September 30,                  December 31,
                                                   1999                          1998
                                            ---------------------        --------------------
Components..........................        $               2,820        $              4,060
Work in process.....................                       11,207                      11,015
Finished goods......................                        1,525                       1,162
                                            ---------------------        --------------------
                                            $              15,552        $            $16,237
                                            =====================        ====================

NOTE C    NET INCOME (LOSS) APPLICABLE TO COMMON SHARES

Net income (loss) applicable to common shares is the net income (loss) for the period less Preferred Stock dividend costs for the period. Preferred Stock dividend costs was $624,000 for the quarter ended September 30, 1999 and $1.84 million for the nine months ended September 30, 1999 compared with $580,000 for the quarter ended September 30, 1998 and $878,000 for the nine months ended September 30, 1998.

NOTE D    NET INCOME (LOSS) PER SHARE

Basic and diluted earnings (loss) per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings
(loss) per share for the three and nine months ended September 30, 1999 and September 30, 1998 excludes the effect of 11,492,806 restricted shares of common stock which are contingently issuable to the Company's Chairman of the Board. Diluted earnings per share for the three and nine months ended September 30, 1999 excludes the effects of the restricted common stock because under the treasury stock method these shares are anti-dilutive. Diluted earnings (loss) per share for the three and nine months ended September 30, 1998 excludes the effects of all outstanding stock options because the exercise price of such stock options exceeded the market price of the underlying stock, exclude the restricted shares issued to the Company's Chairman of the Board because under the treasury stock method these shares are anti-dilutive and assumes Series G Preferred Stock was converted into 2,962,032 shares of Common Stock as of January 1, 1998 under the if-converted method.

NOTE E    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income (loss) and currency translation adjustment for the period. Translation adjustments were $1.4 million and $(0.7 million) for the three and nine months ended September 30, 1999, respectively, and $0.5 million and $1.0 million for the three and nine months ended September 30, 1998, respectively. Total comprehensive income (loss) for the three and nine months ended September 30, 1999 was $5.6 million and $2.7 million, respectively, and for the three and nine months ended September 30, 1998 was $(5.1) million and $10.8 million, respectively.

NOTE F    PREFERRED STOCK

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion.

In May, 1998 in conjunction with an exchange offer made to the holders of Convertible Notes, the Company issued 2,855,754 new shares of Series H Preferred Stock. The Series H Preferred Stock will be redeemable at the option of the Company for cash on June 30, 2001, at a redemption price equal to the stated amount and the holders of the Series H Preferred Stock shall be entitled to receive dividends at an annual rate of 8-1/8% of the stated amount payable annually, at the option of the Company, in cash or additional shares of preferred stock or any combination thereof. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved. Dividends due on October 15, 1998 and April 15, 1999 to holders of Series H Preferred Stock have been paid by the issue of 97,320 and 119,969 new shares of Series H Preferred Stock, respectively.

                           TRIKON TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon should be read in conjunction with the consolidated financial statements of Trikon and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, assumptions and projections and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include but are not limited to, availability of financial resources adequate for the Company's medium- and long-term needs, product demand and market acceptance, uncertainty about the effectiveness of the restructuring, as well as those set forth under "Quantitative and Qualitative Disclosure about Market Risk," and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                       Three months ended                      Nine months ended
                                             -----------------------------------------------------------------------------
                                                September 30,       September 30,      September 30,       September 30,
                                                    1999                1998               1999                1998
                                                    ----                ----               ----                ----
Product revenues...........................             100.0%             100.0%             93.8%               66.6%
License revenues...........................               0.0                0.0               6.2                33.4
                                             -------------------------------------------------------------------------

Total revenues.............................             100.0              100.0             100.0               100.0
Cost of goods sold.........................              53.3               72.2              55.7                48.1
                                             -------------------------------------------------------------------------
Gross margin...............................              46.7               27.8              44.3                51.9

Operating expenses:
     Research and development..............              12.3               45.9              13.8                21.4
     Selling, general and administrative...              33.5              120.1              31.7                52.1
     Restructuring costs...................                 -                  -                 -                 6.2
     Release of sales returns payable
     allowance.............................             (30.8)                 -             (11.6)                  -
                                             -------------------------------------------------------------------------

Total operating expenses...................              15.0              166.0              33.9                79.7
                                             -------------------------------------------------------------------------

Income (loss) from operations..............              31.7             (138.2)             10.4               (27.8)
Interest income (expense), net.............              (0.3)              12.7              (0.4)               (7.7)
                                             -------------------------------------------------------------------------

Income (loss) before income tax benefit....              31.4             (125.5)             10.0               (35.5)
Income tax provision (benefit).............              (0.2)                 -               0.2               ( 0.7)
                                             -------------------------------------------------------------------------
Net income (loss)..........................              31.6%            (125.5)%             9.8%              (34.8)%
                                             =========================================================================

PRODUCT REVENUES. Product revenues for the third quarter of fiscal 1999 increased 194% to $13.2 million compared to $4.5 million for the third quarter of fiscal 1998. The increase was attributable primarily to increased shipments of systems. Product revenues for the nine months ended September 30, 1999 increased by 64% to $32.7 million compared with $20.0 million for the nine months ended September 30, 1998.

Sales outside of the United States accounted for approximately 63% of total revenues in the third quarter of 1999 and 77% of total revenues in the third quarter of 1998. Sales outside the United States accounted for approximately 63% and 48% of total revenues in the nine months ended September 30, 1999 and 1998, respectively. Excluding license revenues, sales outside the United States accounted for 67% and 73% of product revenues for the nine months ended September 30, 1999 and 1998, respectively. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

LICENSE REVENUES. License revenues in the nine months ended September 30, 1999 and 1998, are primarily in respect of portions of the fee due on the sale of a non-exclusive worldwide license of MORI(TM) source technology to Lam Research Corporation.

GROSS MARGIN ON PRODUCT REVENUES. The Company's gross margin on product revenues for the third quarter of fiscal 1999 was 47% as compared to 28% for the third quarter of fiscal 1998. Excluding license revenues, the gross margin on product sales was 41% for the nine months ended September 30, 1999 compared with 28% for the nine months ended September 30, 1998. Gross margins on product sales for the nine months ended September 30, 1998 were impacted by an inventory write-down of $0.6 million. Without giving effect to the inventory write-down, gross margins on product sales for that period would have been 31%. Certain customer support costs which have been included in selling, general and administrative expenses in previous accounting periods are being included in cost of goods sold with effect from the first quarter 1999. The effect of this adjustment is to increase cost of goods sold and reduce selling, general and administrative expenses by $0.3 million in the third quarter of 1999 and $0.8 million in the nine months ended September 30, 1999. Excluding this change in presentation, and for comparative purposes only, the gross margin in the third quarter of fiscal 1999 and the nine months ended September 30, 1999 would have been 49% and 47%, respectively. The improvements in gross margins in the current periods compared with the same periods of 1998 result from productivity gains from increased production volumes, reductions in costs as a result of cost cutting measures carried out in the fourth quarter of 1998 and a fall of 3% in the average value of the British Pound, in which almost all production costs are incurred, relative to the United States Dollar, in which most revenues are expressed.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three and nine months ended September 30, 1999 were $1.6 million and $4.8 million, or 12% and 14% of total revenues, respectively. This compares with $2.1 million and $6.4 million, or 46% and 21% of total revenues, respectively, for the same periods of fiscal 1998. The major focus of the Company's research and development efforts continues to be the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of fiscal 1999 were $4.4 million, or 33% of total revenues, compared to $5.4 million, or 120% of total revenues, in the third quarter of fiscal 1998. Selling, general and administrative expenses for the first nine months of 1999 were $11.0 million, or 32% of total revenues, compared with $15.6 million, or 52% of total revenues, in the same period of 1998. Selling, general and administrative expenses in the nine months ended September 30, 1999 are stated after release of an allowance against accounts receivable of $1.1 million. The reduction in these expenses between the first nine months of 1998 and the first nine months of 1999 is primarily due to the cost cutting measures carried out in the fourth quarter of 1998 and the release of $1.1 million of the allowance against accounts receivable in the first nine months of 1999.

RELEASE OF SALES RETURNS PAYABLE ALLOWANCE

In the third quarter 1999, the Company completed negotiations concerning the return by certain customers of etch equipment manufactured by its predecessor company, Plasma & Materials Technologies, Inc. As a result, the allowance for sales returns payable has been reduced by $4.1 million.

INCOME (LOSS) FROM OPERATIONS. The Company realized a profit from operations of $4.2 million in the third quarter of 1999 compared with a $6.2 million loss from operations in the third quarter of fiscal 1998. The improvement in operating result between the two quarters was due to increased revenues, improved gross margins, lower operating expenses, and the release of part of the allowance for sales returns payable. During the first nine months of 1999 the operating profit was $3.6 million compared with an operating loss of $8.3 million in the same period of 1998. The operating result for the first nine months of 1999 included license revenues of $2.1 million compared with $10.0 million in the same period of 1998.

INTEREST EXPENSE, NET. Interest expense, net was $0.1 million in the third quarter of fiscal 1999 compared with interest income, net of $0.6 million in the third quarter of fiscal 1998. Interest income, net in the third quarter of 1998 included a credit of $0.6 million arising on the waiver of interest payable previously accrued. Interest expense, net was $0.2 million in the first nine months of 1999 and $2.3 million in the same period of 1998. Interest expense in 1999 is primarily in respect of interest payable to the holders of the $4.2 million of convertible debt. The reduction in interest expense between the nine months ended September 30, 1998 and the same period of 1999 principally arises from the elimination of interest due on $82.103 million of Convertible Notes as a consequence of the exchange of these Notes in May 1998. Interest expense for the nine months ended September 30, 1999 and 1998 is net of interest income of $0.1 million and $0.5 million, respectively.

INCOME TAXES.   The income tax benefit for the three months ended September 30,
1999 results from the recovery of foreign income tax on payment of a distribution less allowance made for taxes on overseas income for the period. The tax provision in the first nine months of 1999 represents tax on earnings of overseas subsidiaries less tax recovered on distributions. The tax benefit in the first nine months of 1998 represented benefit associated with Trikon Limited's operating loss and no tax liability on domestic profits which were fully absorbed by tax losses brought forward.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had $8.6 million in cash and cash equivalents, compared to $7.9 million at December 31, 1998. The increase in cash and cash equivalents principally resulted from cash generated from operating activities. The Company also had unused credit facilities of approximately $7.5 million at September 30, 1999. The Company expects that its cash balance and anticipated cash flow will be sufficient to meet its normal operating requirements over the near term.

YEAR 2000

The Company has carried out a review of computer hardware and software used by the Company for information purposes. The Company believes that all critical hardware used by the Company is year 2000 compliant. Other proprietary non-information technology hardware and software used in factory and office management systems has been reviewed and updated where necessary.

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

The Company has circulated compliance questionnaires to relevant suppliers, which address continuity of supply and compliance of past and present product. The Company does not believe that there is any significant risk to future supplies nor any impact on inventory values or past supplies as a result of this issue.

The Company has completed the systems and programming changes necessary to address year 2000 issues at no significant cost to the Company.

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

The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include the Company's manufacturing and administrative cost base which is predominately in British Pounds, and product sales outside the United States which may be expressed in currencies other than the United States dollar. The Company constantly monitors currency exchange rates and matches currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at September 30, 1999 and December 31, 1998 the Company had no open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British Pound against all other currencies in the fourth quarter of 1999 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash-flow by approximately $1.5 million. The same increase in the value of the British Pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $2.7 million. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results might be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British Pound. In reality, some currencies may weaken while others may strengthen.

                                    PART II
                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the third quarter the Company reached agreement with Dallas Semiconductor Corporation regarding a legal claim relating to the return of MORI etch equipment supplied by the Company. Under the agreement Dallas Semiconductor Corporation released all claims against the Company in return for a payment by the Company of $1.75 million. This payment was made in the quarter. Reference is made to the legal proceeding in Item 3 of Part I of the Company's Form 10-Q for the quarter ended June 30, 1999.


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

TRIKON TECHNOLOGIES, INC.

Date:    November 1, 1999                /s/ Nigel Wheeler
                                         --------------------------------------
                                           Nigel Wheeler
                                           Chief Executive Officer, Chief
                                           Operating Officer, President and
                                           Director

                                         /s/ Jeremy Linnert
                                         --------------------------------------
                                           Jeremy Linnert
                                           Chief Financial Officer

                           Trikon Technologies, Inc.


                           Trikon Technologies, Inc.

                                 EXHIBIT INDEX

  Exhibit No.         Page No.       Description
  ----------          -------        -----------
      27.1                           Financial Statement Data