Form 10-K
period 1999-12-31
TRIKON TECHNOLOGIES INC
filed 2000-03-30
CIK 868326

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _____________________
                                    FORM 10-K
(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from     to

                         Commission file number 0-26482

                             _____________________
                            TRIKON TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                95-4054321
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)
              Ringland Way,
 Newport, Gwent NP6 2TA, United Kingdom
(Address of principal executive offices)                 (Zip Code)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes   [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 22, 2000, based on the closing price of the Common Stock as recorded on the OTC Bulletin Board on such date, was approximately $105.1 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 22, 2000 , the registrant had outstanding 10,634,004 shares of Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

================================================================================

                           TRIKON TECHNOLOGIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                      For the year ended December 31, 1999

                                                                                                            Page
                                                                                                            ----
PART I......................................................................................................  1
 ITEM 1.     Business.......................................................................................  1
 ITEM 2.     Properties.....................................................................................  8
 ITEM 3.     Legal Proceedings..............................................................................  8
 ITEM 4.     Submission of Matters to a Vote of Security Holders............................................  8
PART II.....................................................................................................  9
 ITEM 5.     Market for Registrant's Common Equity and Related Shareholder Matters..........................  9
 ITEM 6.     Selected Consolidated Financial Data of Trikon.................................................  9
 ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations Of Trikon 11
 ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk...................................... 19
 ITEM 8.     Financial Statements and Supplementary Data.................................................... 20
 ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........... 20
PART III.................................................................................................... 21
 ITEM 10.    Directors and Executive Officers of Trikon..................................................... 21
 ITEM 11.    Executive compensation......................................................................... 21
 ITEM 12.    Security Ownership of Certain Beneficial Owners and Management................................. 21
 ITEM 13.    Certain Relationships and Related Transactions................................................. 21
PART IV..................................................................................................... 22
 ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................ 22

                                     PART I

     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates, "intends," "plans," "believes," "seeks," "estimates" and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, availability of financial resources adequate for medium and long-term needs, product demand, market acceptance, the Company's reliance on a limited number of customers for a substantial portion of its sales and the Company's ability to improve its existing technologies and develop new technologies, as well as those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results" and elsewhere in this Report.

ITEM 1.  Business

     Trikon Technologies, Inc. and its subsidiaries ("Trikon" or the "Company") develop, manufacture, market and service processing equipment primarily for the formation of interconnect layers on semiconductor wafers. The Company's headquarters are in Newport, United Kingdom.

     Trikon supplies three main categories of products; chemical vapor deposition (CVD), sputtering--a type of physical vapor deposition (PVD) and plasma etch. Trikon currently offers its process technologies on three platforms. The fxP high throughput cluster system (PVD and CVD), the "200" series cluster system (PVD and

CVD) and single and two chamber non cluster systems (plasma etch and plasma
CVD). The Company's leading-edge products include the Flowfill and Low K Flowfill systems for inter-metal dielectric CVD and the Sigma(R) sputter system for PVD, with optional Forcefill(R) module. Trikon's Flowfill CVD process technology forms high quality silicon dioxide layers possessing the properties of both gap fill and planarization. Forcefill(R) technology allows manufacturers to eliminate the use of multistep CVD tungsten- plug based metalization processes and to utilize an entirely aluminum-based PVD multi-level metal scheme in sub-0.5 micron Integrated Circuit (IC) manufacturing. Trikon also offers various products for the etch market, including its Omega(R) Inductively Coupled Plasma (ICP) system and its patented MORITM source technology for dielectric, polysilicon and metal etch applications in the fabrication of semiconductor devices.

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

       Convertible Subordinated Note Offering. In October 1996, the Company issued and sold 7 1/8% Convertible Subordinated Notes due 2001 (the "Convertible Notes") in the aggregate amount of $86,250,000. A portion of the net proceeds from the issuance and sale of the Convertible Notes were used by the Company to pay the cash portion of the purchase price paid to the shareholders of Trikon Limited (as hereinafter defined) in the Acquisition (as hereinafter defined).

       Electrotech Acquisition. In November 1996, the Company completed the acquisition (the "Acquisition") of 100% of the outstanding capital stock of Electrotech Limited, an English corporation, and Electrotech Equipments Limited, an English corporation for an aggregate consideration of $145.7 million, consisting of $75 million in cash and 5.6 million shares of newly issued Common Stock having a fair market value of $70.7 million. Subsequent to the Acquisition, Electrotech Limited and Electrotech Equipments Limited formally changed their names to Trikon Technologies Limited and Trikon Equipments Limited. As a result of the Acquisition, each of Trikon Technologies Limited and Trikon Equipments Limited became a direct, wholly-owned subsidiary of the Company. Trikon has since reorganized its ownership of Trikon Technologies Limited and Trikon Equipments Limited such that Trikon Technologies Limited and Trikon Equipments Limited are directly owned by holding companies (collectively, with Trikon Technologies Limited and Trikon Equipments Limited, referred to as "Trikon Limited") that, in turn, are directly wholly-owned by Trikon. Unless the context otherwise requires, all references herein to "Trikon" or the "Company" include Trikon Limited with respect to all periods on or after November 15, 1996.

       Name Change. In March 1997, the Company changed its name from Plasma & Materials Technologies, Inc. to Trikon Technologies, Inc.

       Series G Preferred Stock Private Placement. On June 30, 1997, the Company offered and sold 2,962,032 shares of its Series G Preferred Stock to investors at a price of $6.75 per share in a private placement (the "Series G Private Placement"). The investors in the Series G Private Placement also received a total of 888,610 presently exercisable three-year warrants to purchase Common Stock, at a price of $8.00 per share (the "Series G Warrants"). The Series G Private Placement resulted in net proceeds of approximately $19,349,000 to the Company.

       Non-Exclusive Licenses of Technology to Applied Materials. In November 1997, the Company granted non-exclusive, worldwide, paid-up licenses of its MORI(TM) source and Forcefill(R) PVD technologies to Applied Materials for a total consideration of $29.5 million.

       Restructuring of Operations. Also in November 1997, the Company announced the closure of its MORI etch division located in Chatsworth, California and the sale of non-exclusive licenses of MORI(TM) source and Forcefill PVD technologies to Applied Materials. The restructuring of the MORI etch division, the shutdown of operations in Chatsworth, and other impairment write-downs of the intangible assets established upon the acquisition of Trikon Limited, resulted in charges to earnings in 1997 aggregating $77.6 million.

       Non-Exclusive License of Technology to Lam Research. On March 18, 1998, the Company granted a non-exclusive, worldwide license of its MORI (TM) source technology to Lam Research. Under the terms of the license agreement, Lam Research will pay up to $20.0 million, $13.0 million of which was paid in 1998, $2.0 million in 1999, and $5.0 million of which consists of future contingent payments and royalties.

       Exchange Offer. In May 1998, the Company accepted for exchange or conversion $82,103,000 principal amount of Convertible Notes (approximately 95% of the aggregate principal amount outstanding), 2,873,143 shares of Series G Preferred Stock (approximately 97% of the total shares outstanding) and 866,388 Series G Warrants (approximately 97% of the Series G Warrants outstanding). Because more than two-thirds of the outstanding shares of Series G Preferred Stock were tendered, all other outstanding shares of Series G Preferred Stock automatically converted into shares of Common Stock. The $82,103,000 principal amount of Convertible Notes tendered were exchanged for 22,660,798 shares of Common Stock, 2,855,754 new shares of Series H Preferred Stock, and 29,264.625 new shares of Series I Junior Participating Preferred Stock. The shares of Series G Preferred Stock and Series G Warrants were exchanged for 7,183,224 new shares of Common Stock and 7,997.489 new shares of Series I Junior Participating Preferred Stock.

       Charter Amendment. In July 1998, the shareholders approved an amendment (the "Charter Amendment") to the Articles of Incorporation of the Company to provide for an increase in the number of authorized shares of Common Stock. Upon approval of the Charter Amendment, each share of Series I Preferred Stock automatically converted into 1,000 shares of Common Stock.

       Delisting from The Nasdaq National Market. Between April 9, 1998 and until after the reverse stock split in December 1999, the bid price of the Company's shares of Common Stock was below $1 per share and consequently the Company was out of compliance with the minimum bid price requirement of The Nasdaq Stock Market for listing on the Nasdaq National Market. On November 11, 1998, following a hearing before the Nasdaq Listing Qualification Panel, the Company's shares of Common Stock were delisted from the Nasdaq National Market. The Company's shares of Common Stock are now quoted on the OTC Bulletin Board.

       Reverse Stock Split. In December 1999, the Company effected a 10 for 1 reverse stock split. The reverse split reduced the number of outstanding shares of Common stock from 94,046,057 to approximately 9,405,000.

       Exchange of Convertible Notes and Series H Preferred Stock. In March 2000, the Company exchanged $1.0 million of the Convertible Notes plus accrued interest and 1,596,339 shares of Series H Preferred Stock with accrued dividends for a total of 1,229,398 shares of Common Stock.

Products

       Chemical Vapor Deposition

       Flowfill(R) and Low -K Flowfill(TM)

       The inter-metal dielectric market requires a suitable planarized insulating material to separate the many levels of microscopic wiring in an integrated circuit (IC). The most common insulating material is silicon dioxide, which, when deposited by conventional techniques, is unable to fill the increasingly small gap spacing required by next generation ICs. Trikon has developed a new CVD process technology, Flowfill, to form high quality silicon dioxide layers that possess the properties of both gap fill and planarization. Flowfill has the ability to fill sub-micron features less than 0.18 micron wide, with a 5 to 1 height to width ratio, and achieve typical planarization of 80% for gaps up to 20 microns.

       As a result of increased interest from customers in low dielectric constant materials to enable faster devices to be made Trikon has developed Low K Flowfill(TM). In November 1999 LSI Logic Corporation ordered Low K Flowfill systems for production.

       While it is widely understood within the Company's industry that copper will replace aluminum as the interconnect material of choice for some metal layers on some semiconductor devices it is the Company's belief that there is an expanding market for low-k material with gap fill capabilities primarily for insulating aluminum lines formed by subtractive etch processes. In contrast copper is deposited upon etched dielectric layers with excess material removed by chemical mechanical polishing leaving metal lines inlayed into the insulator; a process also known as damascene. Copper processing by such means has no requirement for gap fill dielectric.

       Physical Vapor Deposition

Sigma(R)

     Layers of metal alloys and other materials can be deposited by Trikon's Sigma(R) product line, a PVD machine with multiple process chambers. This equipment deposits a uniform layer of very pure material on the whole surface of a substrate by a process known as sputtering. If required, subsequent lithography and etching may turn this layer into an intricate pattern e.g. interconnect wiring. Sigma is designed to be one of the cleanest PVD systems on the market, with particular application in multi-layer metalization. Various process chambers are available for specific functions. In particular, there are advanced PVD chambers for depositing high quality barrier layers for advanced metalization structures. These consist of Hi-Fill and ionized PVD chambers for improved barrier deposition into high aspect ratio structures. A Forcefill(R) chamber is also available which fills contact holes on semiconductor wafers with deposited metal by applying heat and isostatic high pressure.

       Etch

Omega(R) and MORI(TM) Omega(R)

     Trikon's Omega(R) is a one or two chamber plasma etch system available with M0RI, ICP and other etch technologies. The MORI(TM)Omega(R) etch system has been designed to address the special requirements of high density plasma etch while minimizing the space utilized in the clean room.

     Trikon develops, manufactures, markets and services semiconductor processing equipment for the worldwide semiconductor manufacturing industry.


Customers

     Trikon sells its systems to semiconductor manufacturers located throughout the United States, Europe, Asia/Pacific, South Korea and Japan.

     Trikon's total revenue includes amounts from individual customers that exceed 10% of total revenue. Revenue from Infineon Technologies (formerly Siemens), Triquint, and Philips represented 23%, 11% and 10% of total revenue, respectively, for the year ended December 31, 1999. Revenue from two customers represented 40% and 15% each of total revenue for the year ended December 31, 1998, and two customers represented 35% and 13% each of total revenue for the year ended December 31, 1997.

     International revenues accounted for approximately 66%, 52% and 37% of total revenues in the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, 62% and 4% of total revenues were sales in Europe and Asia, respectively. Sales outside of the United States will continue to account for a substantial amount of the Company's total revenue.

     The Company must obtain export licenses from the Export Control Organization of the United Kingdom Department of Trade and Industry for shipments to certain countries, including South Korea and Israel. Although Trikon has experienced no difficulty in obtaining these licenses, the Company's failure to obtain these licenses in the future could have an adverse effect on Trikon's results of operations. A number of other risks arise in the international market place, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, the challenges of maintaining a readily available supply of spare parts, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, potentially adverse tax consequences, and the fluctuation of foreign currency exchange rates. Wherever possible, international sales of Trikon's products are denominated in U.S. dollars in order to reduce the risks associated with such currency fluctuation. There can be no assurance that the Company will be able to avoid these and other risks relating to the conduct of business internationally.



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

     In Japan, Trikon has a distribution agreement with Innotech Corporation. Trikon has no distributor arrangement in Japan for etch products. Support to Innotech Corporation is provided from the Company's United Kingdom and Korea offices.

     In other sales territories, the Company uses a mixture of sales agents and distributors are used.

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

Research, Development and Engineering

     Trikon believes that its future success will depend, in large part, upon its ability to continue to improve its systems and its process technologies. It will also need to develop new technologies and systems that compete effectively on the basis of total cost of ownership and performance. These technologies and systems will need to meet customer requirements and emerging industry standards. Accordingly, Trikon devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with its customers in order to remain responsive to their product needs.

     As of December 31, 1999, the Company employed 57 professional and technical personnel in research, development and engineering. These employees are organized in the following departments: research and development, hardware engineering, software engineering, customer specials engineering, systems engineering, documentation and manufacturing engineering, and customer applications.

     The research and development group is responsible for identifying new technology applications and developing processes to meet customer requirements. Major research and development programs currently address CVD and PVD applications, polysilicon and integrated stack etch applications, metal etch applications, including aluminum and oxide etch applications.

     Trikon's research, development and engineering expenses were approximately $6.5 million, $8.1 million and $17.0 million for the years ended December 31, 1999, 1998 and 1997, respectively, and represented approximately 13.0%, 21.2% and 20.0% of total revenue for these three periods, respectively. In addition to direct research and development expenses, the Company recognized a charge of $3.0 million in connection with a CVD research acquisition during the year ended December 31, 1997.

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

     Trikon faces significant competition from various suppliers of systems that utilize similar technologies, including other manufactures of HDP systems. In the high density plasma CVD market, Trikon's primary competitors are Applied Materials, Novellus and Lam Research. Trikon's Flowfill and Low-K Flowfill technology faces competition from other CVD manufacturers and track manufacturers for spin on glass (SOG) deposition, primarily Tokyo Electron. In the PVD market, Trikon's Sigma technologies face competition from suppliers such as Applied Materials, Novellus, Tokyo Electron and Leybold and a number of other competitors, including Anelva, and Ulvac. In the etch market, the Company faces competition from suppliers of reactive ion etch (RIE) systems, including Applied Materials, Lam Research and Tokyo Electron. Trikon's MORI based etch systems also face competition from ICP based etch systems marketed by Applied Materials and Lam Research, as well as the electron cyclotron resonance (ECR) based etch system marketed by Hitachi.

     Virtually all of the Company's primary competitors are substantially larger companies with broader product lines, have well established reputations in the CVD, PVD, etch and SOG markets, longer operating histories, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources than the Company. Trikon also faces potential competition from new entrants in the market, including established manufacturers in other segments of the semiconductor capital equipment market, who may decide to diversify into the Company's market segment. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer price and performance features that are superior to those offered by the Company's systems.

     The Company has granted non-exclusive, worldwide, paid-up licenses of its MORI source and Forcefill PVD technologies to Applied Materials and of its MORI source technology to Lam Research in addition to existing licensees. As a result, in the future the Company's PVD and etch products may have to compete with products of Applied Materials and, with respect to etch products, Lam Research based on the Company's technologies. Nevertheless, Trikon believes that, in addition to the license income, such "second sourcing" will demonstrate to the semiconductor manufacturing industry the value of Trikon's technologies, make more likely a large base of research on its technologies to support acceptance of these technologies in the marketplace and enable customers to buy the Company's products, assured that alternative sources of supply are available. The license agreements do not preclude the Company from utilizing, or licensing to other third parties, the licensed technologies.

Intellectual Property

     Trikon relies on a variety of types of intellectual property protection to protect its proprietary technology, including patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods. Although the Company believes that its patents and trademarks may have value, the Company believes that its future success will also depend on the innovation, technical expertise and marketing abilities of its personnel. The Company currently holds eleven patents in the United States, three patents in the United Kingdom, three patents in Taiwan, and one patent in each of Germany, France, Italy and the Netherlands. The Company currently has approximately 98 patent applications pending worldwide and intends to file additional patent applications, as appropriate. The Company's patents and patent applications pending are all in the field of semiconductor manufacture and are predominantly concerned with high density plasma processing, the global planarization by a dielectric film (Flowfill) and the process of filling semiconductor contact holes by deformation of interconnect metal by high pressure (Forcefill(R)) and the equipment related to these processes. In addition, the Company has trademarks that are registered with the United States and other nations patent and trademark offices, including OMEGA(R), SOFT SPUTTER ETCH(R), PLANAR 200(R), FORCEFILL(R), FLOWFILL(R), HI-FILL(R).

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

     In March 1999, the German Federal Patent Court determined that Ulvac, one of the Company's competitors, issued German patent P4020324.7-34 concerning a process similar to Forcefill(R) is cancelled and invalid from the date of issue. Ulvac withdrew one of the patent's claims prior to the decision and has given notice that it will file a divisional application.

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

Environmental Matters

     The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals and gases used during its customer demonstrations and in research and development activities. Public attention has increasingly been focused on the environmental impact of operations that use hazardous materials. In 1995, the United Kingdom adopted a new and comprehensive environmental law known as the Environmental Act 1995 (the "Environmental Act"), which, among other things, deals with the allocation of responsibility for the cleanup of contaminated property and expands potential liability with respect to the remediation of such contamination. Trikon owns or leases a number of facilities in the United Kingdom, and failure to comply with present or future regulations could result in substantial liability to the Company, suspension or cessation of the Company's operations, restrictions on the Company's ability to expand at its present locations, or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on the Company's operations. At the present time, the Company believes that it is in material compliance with all applicable environmental rules and regulations.

Backlog

     As of February 29, 2000, the Company's backlog was approximately $25.9 million, as compared to approximately $0.5 million at February 28, 1999. The Company's backlog consists of system purchase orders that provide for delivery within fiscal 2000. The Company's business is characterized by large purchase contracts for standard products with related customized options. All orders are subject to cancellation or delay by the customer with limited or no penalty. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding periods.

Employees

     At December 31, 1999, the Company had 333 regular employees, including 57 engaged in research, development and engineering, 16 in sales and marketing, 73 in customer support, 148 in manufacturing, and 39 in general administration and finance.

      None of the employees are covered by a collective bargaining agreement. The Company has an employment agreement with Nigel Wheeler, the Company's President and Chief Executive Officer, dated November 15, 1996 which is renewed annually and an employment agreement with Christopher D Dobson, the Company's Chairman and Chief Scientific Officer dated May 14, 1998. There are no other employment agreements with employees.

Cyclical nature of the business

     The semiconductor industry has experienced significant growth as a result of increased demand for computers, communications and consumer products. However the market for the company's products is cyclical by nature. Semiconductor production facilities are extremely expensive and the rewards from being early to market high. As a result production capacity tends to increase rapidly as new semiconductor devices are first marketed, followed then by overcapacity and declining prices leading to a reduction in spending on production equipment such as that made by the company.

     Additionally technological change in the industry is rapid and widely adopted when introduced. As a result new technologies or types of equipment are introduced at many customers at around the same time again increasing the cyclicality of the market.

ITEM 2.  Properties

     Certain information concerning the Company's principal properties at December 31, 1999 is set forth below:

                                                                                               Square       Property
   Location                Type                              Principal Use                    Footage       Interest
   --------                ----                              -------------                    -------       --------
Newport,        Office, Manufacturing &      Headquarters, Manufacturing, Sales and           110,000        leased
United Kingdom  Laboratories                 Customer Support, Research & Engineering

Bristol,        Office, Manufacturing &      Not in use                                        55,700        fee simple
United Kingdom  Warehouse

Santa Clara,    Office                       United States Administration and Field             3,000        fee simple
CA                                           Service Operations

     The Company has a number of smaller properties and field offices located in the United States, the United Kingdom, Germany, France and South Korea. The Company believes that its properties adequately serve the Company's present needs.

ITEM 3.  Legal Proceedings

     On September 30, 1999, the Company reached agreement with Dallas Semiconductor Corporation ("Dallas Semiconductor") regarding a claim filed against the Company on April 9, 1998 relating to the return of Pinnacle plasma etch equipment supplied by the Company. Settlement under the terms of the agreement was made during fiscal 1999.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

     None.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters

       Market for the Registrant's Common Equity

     The Common Stock trades on the OTC Bulletin Board and dealing prices are recorded under the symbol "TRKN". The quarterly high and low sale prices for Common Stock as reported by the Nasdaq National Market until November 11, 1998 and the OTC Bulletin Board thereafter, for the periods indicated below are as follows.


     All prices shown have been adjusted to reflect the one for ten reverse stock split effective December 17, 1999.

                               High         Low
                               ----         ---
       1998
       First Quarter.......  $ 18.25       $10.00
       Second Quarter......  $ 11.56       $ 5.31
       Third Quarter.......  $  5.94       $ 1.25
       Fourth Quarter......  $  1.25       $ 0.31
       1999
       First Quarter ......  $  2.19       $ 0.31
       Second Quarter......  $  1.88       $ 0.94
       Third Quarter.......  $  4.06       $ 3.13
       Fourth Quarter......  $ 14.22       $ 3.13

     As of March 22, 2000, there were 162 shareholders of record of Common
Stock.

     The Company has not declared or paid cash dividends to holders of its shares of Common Stock. Dividends due to holders of Series H Preferred Stock during 1999 and 1998 totaling $2,448,100 and $973,238 were paid with 244,810 and 97,320 new shares of Series H Preferred Stock respectively.

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

     During the first quarter of 2000, the Company issued 1,229,398 new shares of common stock in exchange for surrender of $1,017,000 face value of 7-1/8% Subordinated Convertible Notes, 2001 plus accrued interest and approximately $15.96 million face value of Series H Preferred Stock plus accrued dividend.

     On March 22, 2000, the closing price of the Common Stock as reported on the OTC Bulletin Board was $14.625 per share.

Unregistered Sales of Registrant's Equity Securities During Last Fiscal Year

None.

ITEM 6.  Selected Consolidated Financial Data of Trikon

     The following selected consolidated financial data of Trikon is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto of Trikon and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon," which are included elsewhere herein. The selected consolidated financial data set forth below as of December 31, 1999, and 1998 and for the years ended December 31, 1999, 1998, and 1997 have been derived from the audited financial statements of Trikon included elsewhere in this annual report. The selected consolidated financial data set forth below as of December 31, 1996 and 1995 has been derived from audited financial statements of Trikon not included in this annual report.

                                                                             Year Ended December 31
                                                  -----------------------------------------------------------------------
                                                        1999          1998          1997         1996(2)         1995(1)
                                                  -----------------------------------------------------------------------
                                                          (In thousands of U.S. dollars, except share information)
Operating Data:
Revenues:
 Product sales....................................      $48,363      $ 25,125     $  55,609      $ 39,386         $20,890
 License revenues.................................        2,144        13,000        29,500            --             400
 Contract revenues................................           --            --            --         2,841              --
                                                  -----------------------------------------------------------------------
  Total revenues..................................       50,507        38,125        85,109        42,227          21,290
                                                  -----------------------------------------------------------------------
Costs and expenses:
 Cost of goods sold...............................       27,735        20,378        61,974        24,597          11,144
 Research and development.........................        6,545         8,087        17,033        10,145           4,567
 Selling, general and administrative..............       15,723        19,533        34,734        16,592           5,943
 Amortization of intangibles......................           --            --         3,116           482              --
 Purchased in-process technology..................           --            --         2,975        86,028              --
 Restructuring costs..............................       (4,361)        1,843        18,273            --              --
 Impairment write-downs...........................           --            --        44,135            --              --
                                                  -----------------------------------------------------------------------
  Total costs and expenses........................       45,642        49,841       182,240       137,844          21,654
                                                  -----------------------------------------------------------------------
Income (loss) from operations                             4,865       (11,716)      (97,131)      (95,617)           (364)
Interest:
 Interest expense.................................         (413)       (2,923)      (12,068)       (1,821)           (294)
 Interest income..................................          222           590           674         1,628             777
                                                  -----------------------------------------------------------------------
Income (loss) before income tax
 Provision  (benefit).............................        4,674       (14,049)     (108,525)      (95,810)            119
Income tax provision (benefit)....................          100        (1,821)       (9,248)       (1,335)              1
                                                  -----------------------------------------------------------------------
Net income (loss) before extraordinary item.......        4,574       (12,228)      (99,277)      (94,475)            118
Extraordinary item................................           --        20,293            --            --              --
                                                  -----------------------------------------------------------------------
Net income (loss).................................      $ 4,574      $  8,065     $ (99,277)     $(94,475)        $   118
                                                  =======================================================================
Net income (loss) applicable to common shares           $ 2,084      $  6,579     $ (99,277)     $(94,475)        $   118
                                                  =======================================================================
Earnings (loss) per common share data (3):
Basic:
Earnings (loss) applicable to common
shares before extraordinary item..................         0.25         (2.38)       (67.08)      (100.29)           0.21
Extraordinary gain................................           --          3.52            --            --              --
                                                  -----------------------------------------------------------------------
Earnings (loss)...................................      $  0.25      $   1.14     $  (67.08)     $(100.29)        $  0.21
                                                  =======================================================================
Diluted:
Earnings (loss) applicable to common
shares before extraordinary item..................         0.24         (2.33)       (67.08)      (100.29)           0.20
Extraordinary gain................................           --          3.45            --            --              --
                                                  -----------------------------------------------------------------------
Earnings (loss)...................................      $  0.24      $   1.12     $  (67.08)     $(100.29)        $  0.20
                                                  =======================================================================
Average common shares used (3)
in the calculation - Basic........................        8,254         5,769         1,480           942             561
   - Diluted......................................        8,593         5,878         1,480           942             603

                                                                                      December 31
                                                    ---------------------------------------------------------------------------
                                                         1999          1998           1997           1996(2)          1995(1)
                                                      -----------  -------------  -------------  ---------------  ----------------
                                                                           (In thousands of U.S. dollars)
Balance Sheet Data:
Working capital (deficiency)(4).....................      $23,371        $13,191      $(65,794)      $ 58,071           $47,670
Total assets........................................       57,278         55,752        79,690        183,180            59,293
Long-term debt (including capital lease and pension         4,115          4,750         5,245          6,651               686
 obligations and excluding deferred taxes and
 convertible subordinated notes), less current
 portion............................................
Convertible Subordinated Notes, less amounts                4,147          4,147            --         86,250                --
 classified as current at December 31, 1997.........
Shareholders' equity (deficit), excluding                  31,604         26,940       (44,943)        31,248            53,413
 redeemable convertible preferred stock.............


(1) On August 29, 1995, Trikon completed its initial public offering, resulting in approximately $40,093,235 of net proceeds to Trikon. The funds were used to cover Trikon's working capital needs, its investment in evaluation systems and capital expenditures, and to continue to expand its research and development and operational activities. The remaining funds were used to finance the cash portion of the acquisition of Electrotech Limited and Electrotech Equipments Limited acquired on November 15, 1996 and related transaction costs and expenses.
(2) Includes the assets and liabilities, as of December 31, 1996, and the results of operations from November 15, 1996 to December 31, 1996 of Electrotech Limited and Electrotech Equipments Limited.
(3) The average number of common shares used for all years to compute per share amounts has been adjusted to reflect the one for ten reverse stock split effective December 17, 1999. See Note 1 of Notes to Consolidated Financial Statements in this Report for further explanation of the method used to determine the number of shares used to compute per share amounts.
(4)  Working capital deficiency in 1997 includes the Convertible Notes.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Of Trikon

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon should be read in conjunction with the section entitled "Selected Consolidated Financial Data of Trikon" above, with the audited consolidated financial statements of Trikon and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations, assumptions, estimates and projections and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include but are not limited to, availability of financial resources adequate for medium and long-term needs, product demand and market acceptance, the Company's reliance on a limited number of customers for a substantial portion of its sales and the Company's ability to improve its existing technologies and develop new technologies, as well as those set forth below under "--Factors Affecting Future Operating Results."

Overview

     For the years ended December 31, 1999, 1998 and 1997, the Company reported revenues of $50.5 million, $38.1 million and $85.1 million, respectively. For the years ended December 31, 1999 and 1998, the Company reported net income of $4.6 million and $8.1 million respectively. For the year ended December 31, 1997 the Company reported a net loss of $99.3 million. The results of operations for the year ended December 31, 1997 were significantly affected by a restructuring of the Company.

Results of Operations

     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:


                                                                                  Year ended December 31
                                                                 -----------------------------------------------------
                                                                        1999             1998               1997
                                                                   --------------  ----------------  ------------------
Product sales...........................................                    95.8%             65.9%               65.3%
License revenues.........................................                    4.2              34.1                34.7
                                                                          ------            ------              ------
Total revenues...........................................                  100.0             100.0               100.0
Cost of goods sold.......................................                   54.9              53.5                72.8
                                                                          ------            ------              ------
Gross profit.............................................                   45.1              46.5                27.2
Operating expenses:
  Research and development...............................                   13.0              21.2                20.0
  Selling, general and administrative....................                   31.1              51.2                40.8
  Amortization of intangibles............................                     --                --                 3.7
  Purchased in-process technology........................                     --                --                 3.5
  Restructuring costs....................................                   (8.6)              4.9                21.5
  Impairment write-downs.................................                     --                --                51.8
                                                                          ------            ------              ------
    Total operating expenses.............................                   35.5              77.3               141.3
                                                                          ------            ------              ------
Income (loss) from operations............................                    9.6             (30.8)             (114.1)
Interest expense, net....................................                   (0.4)             (6.1)              (13.4)
                                                                          ------            ------              ------
Income (loss) before income tax provision (benefit)......                    9.2             (36.9)             (127.5)
Income tax provision (benefit)...........................                    0.2             ( 4.8)              (10.9)
                                                                          ------            ------              ------
Net income (loss) before extraordinary item..............                    9.0             (32.1)             (116.6)
Extraordinary item                                                            --              53.2                  --
                                                                          ======            ======              ======
Net income (loss)                                                            9.0%             21.1%            (116.6)%
                                                                          ======            ======             ======
Gross margin (deficiency) on product sales...............                   42.7%             18.9%             (11.4)%
                                                                          ======            ======             ======


Comparison of the Years Ended December 31, 1998 and 1999

     Product Sales. Product sales for the year ended December 31, 1999 increased 93% to $48.4 million as compared to $25.1 million for the same period in 1998. System shipments increased 162% to $38.2 million in fiscal 1999 compared with $14.5 million in fiscal 1998. Sales of Sigma PVD systems were $25.2 million in 1999 compared with $7.1 million in 1998, an increase of 258%. Within the 1999 Sigma sales figure were sales of $10.5 million in respect of the Sigma fxp, a product launched during 1999. Sales of Omega etch systems increased 191% to $10.5 million in fiscal 1999 compared with $3.6 million in fiscal 1998.

     Product sales outside of the United States accounted for 69% and 78% of product revenues for the year ended December 31, 1999 and 1998, respectively. The Company expects that sales outside of the United States will continue to represent a significant percentage of the Company's product sales through 2000. In addition, because of the large unit price associated with the Company's systems, the Company anticipates that its product sales will continue to be made to a small number of customers in any given quarter. See Note 1 of Notes to Consolidated Financial Statements. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States will also fluctuate significantly from quarter to quarter.

          License Revenues. License revenues earned during the year ended December 31, 1999 amounted to $2.1 million compared to $13.0 million for the year ended December 31, 1998. License revenues primarily result from the grant of a non-exclusive license of MORI(TM) source technology to Lam Research.

          Gross Margin (Deficiency) on Product Sales. For the year ended December 31, 1999, the gross margin on product sales was 42.7% as compared to 18.9% for the same period in 1998. Gross margins in the first half of fiscal 1999 were adversely affected by low sales volumes. The gross margin for fiscal 1998 includes inventory write-downs amounting to $2.6 million. Excluding the inventory write-downs, the gross margin on product sales was 29.1% in fiscal 1998. Gross margins in 1998 were negatively impacted by issues related to weakened product demand such as unabsorbed manufacturing overhead associated with the reduced units sold.

          Research and Development Expenses. For the year ended December 31, 1999, research and development expenses were $6.5 million, or 13.0 % of total revenues as compared to $8.1 million, or 21.2% of total revenues for the year ended December 31, 1998. The major focus of the Company's research and development efforts during the year ended December 31, 1999 continued to be the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

          Selling, General and Administrative Expense. For the year ended December 31, 1999, selling, general and administrative expenses were $15.7 million, or 31.1% of total revenues as compared to $19.5 million, or 51.2% of total revenues for the fiscal 1998. Selling general and administrative expenses for the year ended December 31, 1999 include a credit for the release of an allowance for doubtful debts of $1.1 million and a charge of $1.5 million for deferred compensation costs relating to the issue of restricted Common Stock to the Company's Chairman. Expenses for the year ended December 31, 1998 included a charge of $1.0 million for deferred compensation costs and $0.6 million for severance costs. The reduction in selling, general and administrative costs between fiscal 1998 and fiscal 1999 is primarily due to cost cutting measures implemented in the fourth quarter of 1998 and the release of $1.1 million of the allowance against doubtful debts in 1999.

          Restructuring Costs. In the fourth quarter of 1997, the Company commenced a restructuring which included the closure of its MORI etch operations located in Chatsworth, California. The cost of the restructuring was estimated to be $18.3 million which was charged to operations in the year ended December 31, 1997. The restructuring reserve included provision for certain MORI etch related product returns and vendor claims. During 1999 the Company concluded negotiations with customers and vendors and as a result released $4.4 million of the allowance set up for this matter. During 1998 and 1999, the restructuring liability has been reduced by actual payments by the Company and the balance of the reserve at December 31, 1999 is management's estimate of the remaining liability. During the year to December 31, 1998 the company set up an additional reserve of $1.8 million for future support costs relating to MORI equipment supplied to customers prior to the commencement of restructuring in November 1997. The additional reserve has been reduced by actual payments as anticipated by the Company.

          Income (Loss) from Operations. For the year ended December 31, 1999, the Company realized income from operations of $4.9 million, or 9.6% of total revenues as compared with a $11.7 million loss from operations, or 30.8% of total revenues for the same period in 1998.

          Interest Expense. For the year ended December 31, 1999 interest expense primarily related to interest on outstanding 7 1/8% convertible notes. Interest expense decreased to $0.4 million as compared to $2.9 million for the year ended December 31, 1998 as a result of the exchange of $82.1 million of 7 1/8% convertible notes for equity effective May 14, 1998. As a consequence of the convertible note exchange, the charge to interest expense in respect of the amortization of the costs associated with the issuance of the Convertible Notes was proportionately reduced in fiscal 1998.

          Interest Income. For the year ended December 31, 1999, interest income was $0.2 million as compared to $0.6 million for the year ended December 31, 1998.

          Income Taxes. For the year ended December 31, 1999, the Company has recorded a tax charge of $0.1 million compared with a tax benefit $1.8 million for the year ended December 31, 1998. The tax charge for fiscal 1999 is in respect of alternative minimum taxes and tax on overseas income. The tax benefit in fiscal 1998 represents a recovery of overseas tax following a distribution of retained profits by an overseas subsidiary, and the reversal of deferred tax liabilities established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Trikon Limited assets acquired. The effective tax rate differs from the statutory federal tax rate due to losses incurred for which no benefit has been provided. The Company's ability to use its domestic and foreign net operating losses and credit carry forwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions. See Note 10 of Notes to Consolidated Financial Statements.

          Upon closing of the Exchange Offer (see Liquidity and Capital Resources below), a change of ownership occurred under section 382 of the Internal Revenue Code, which will substantially limit the availability of the Company's net operating loss carry forward. Due to the limitation, a substantial amount of net operating loss carry forward may expire unused.

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

     License Revenues. License revenues earned during the year ended December 31, 1998 amounted to $13.0 million compared to $29.5 million for the year ended December 31, 1997. License revenues consists of a non-exclusive license of MORITM source technology to Lam Research.

     Gross Margin (Deficiency) on Product Sales. For the year ended December 31, 1998, the gross margin on product sales was 18.9% as compared to a gross margin deficiency of 11.4% for the same period in 1997. The gross margin for fiscal 1998 included inventory write-downs amounting to $2.6 million. The gross margin deficiency for fiscal 1997 included inventory write-downs relating to the Company's restructuring amounting to $20.7 million. Excluding the inventory write-downs, the gross margin on product sales was 29.1% in fiscal 1998. Gross margins were negatively impacted due to issues related to the weakened product demand such as unabsorbed manufacturing overhead associated with the reduced units sold. The low gross margin in fiscal 1997 was also due in part to the relatively low gross margin on the products of Trikon Limited shipped during 1997. The relatively low gross margin on the products of Trikon Limited resulted from the write-up of its inventory on hand as of November 15, 1996 to the fair market value of such inventory resulting from the allocation of the purchase price of Trikon Limited as required under Accounting Principles Board Opinion ("APB") No. 16. The write-up increased cost of goods sold by approximately $5.2 million in the year ended December 31, 1997 as the related products were shipped. Excluding the charge to cost of goods sold relating to the APB No. 16 adjustment and inventory write downs attributable to the restructuring, gross profit margins on product sales for the year ended December 31, 1997 would have been 35.1%. Substantially all of the original inventory write-up was recorded through costs of goods sold during 1996 and 1997.

     Research and Development Expenses. For the year ended December 31, 1998, research and development expenses were $8.1 million, or 21.2% of total revenues as compared to $17.0 million, or 20.0% of total revenues for the year ended December 31, 1997. Included in research and development expenses during the year ended December 31, 1997 was $7.8 million related to research and development by the MORITM etch division which was closed during fourth quarter 1997. The major focus of the Company's research and development efforts during the year ended December 31, 1998 was on the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

     Selling, General and Administrative Expense. For the year ended December 31, 1998, selling, general and administrative expenses were $19.5 million, or 51.2% of total revenues as compared to $34.7 million, or 40.8% of total revenues for the same period in 1997. Selling general and administrative expenses for the year ended December 31, 1998 included severance costs of $0.6 million and deferred compensation costs of $1.0 million relating to the issue of restricted Common Stock to the Company's Chairman. Expenses for the year ended December 31, 1997 included $14.5 million of selling, general and administrative expenses related to the Etch Division operations based in Chatsworth, California which was closed during fourth quarter 1997.

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

     Restructuring Costs and Impairment Write-downs. In the fourth quarter of 1997, the Company commenced a restructuring which included the closure of its MORI etch operations located in Chatsworth, California. The cost of the restructuring was estimated to be $18.3 million which was charged to operations in the year ended December 31, 1997. During 1998, the restructuring liability was reduced by actual payments as anticipated by the Company. During the year ended December 31, 1998 the Company set up an additional reserve of $1.8 million for future support costs relating to MORI equipment supplied to customers prior to the commencement of restructuring in November 1997.

     In connection with the restructuring, the Company wrote-off certain MORI etch accounts receivable and property, plant and equipment and certain intangible assets established on the Acquisition of Trikon Limited. The impairment write-down charged to operations in the year ended December 31, 1997 amounted to $44.1 million.

     As a result of the Company's decision to substantially exit the MORI etch business, the Company anticipated certain MORI etch related product returns. At December 31, 1997, the reserve for restructuring costs included an amount of $11.5 million for the cost of such sales returns. During the year ended December 31, 1998, the Company paid $0.75 million in respect of sales returns, and the balance of the reserve at December 31, 1998 was management's estimate of the remaining liability.

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

     Interest Expense. For the year ended December 31, 1998 interest expense primarily related to interest on outstanding 7 1/8% convertible notes. Interest expense decreased to $2.9 million as compared to $12.1 million for the year ended December 31, 1997 as a result of the exchange of $82.1 million of 7 1/8% convertible notes for equity effective May 14, 1998, and the termination of a working capital facility in November 1997. In addition, in the year ended December 31, 1997, $1.7 million of financing costs were written off and charged to interest expense in connection with the termination of the Company's working capital facility. As a consequence of the convertible note exchange and the termination of the working capital facility, the charge to interest expense in respect of the amortization of the costs associated with the issuance of the convertible notes was proportionately reduced in fiscal 1998, and those relating to obtaining the working capital facility were eliminated.

     Interest Income. For the year ended December 31, 1998 interest income was $0.6 million as compared to $0.7 million for the year ended December 31, 1997.

     Income Taxes. For the year ended December 31, 1998, the Company recorded a $1.8 million tax benefit as compared to the recording of a $9.2 million tax benefit for the year ended December 31, 1997. The tax benefit represented a recovery of overseas tax following a distribution of retained profits by an overseas subsidiary during fiscal 1998, and the reversal of deferred tax liabilities established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Trikon Limited assets acquired. The tax benefit for the year ended December 31, 1997, included approximately $9.2 million for the reversal of a deferred tax liability related to the write-off of the intangible assets established upon the Acquisition of Trikon Limited. The effective tax rate differs from the statutory federal tax rate due to losses incurred for which no benefit has been provided. The Company's ability to use its domestic and foreign net operating losses and credit carry forwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions. See Note 10 of Notes to Consolidated Financial Statements.

     Upon closing of the Exchange Offer, a change of ownership occurred under section 382 of the Internal Revenue Code, which substantially limited the availability of the Company's net operating loss carry forward. Due to the limitation, a substantial amount of net operating loss carry forward may expire unused.

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

     Principal amount of Convertible Notes exchanged.....  $ 82,103
     Interest waived.....................................     3,635
                                                           --------

                                                             85,738
     Value of Common Stock and equivalents issued........   (34,271)
     Series H Preferred Stock issued - principal amount..   (28,558)
     Convertible Note issuance costs written off.........    (1,916)
     Costs relating to the exchange offer................      (700)
                                                           --------
     Gain on exchange....................................  $ 20,293
                                                           --------

Liquidity and Capital Resources

     At December 31, 1999 the Company had $3.9 million in cash compared to $7.9 million at December 31, 1998. The decrease in cash primarily resulted from the use of cash in operating activities of $1.8 million. The Company has an overdraft (credit) facility of (Pounds)5 million ($8.1 million at the year-end exchange rate) with a British bank. The facility is secured on the British assets of the Company and is subject to review on July 31, 2000. At December 31, 1999 the Company had utilized (Pounds)1.6 million ($2.6 million at year end exchange rates) of the facility in the form of guarantees issued by the bank on behalf of the Company. Management believes that the cash flow from future operations taken with the continuance of the existing credit facility is sufficient to fund the Company's operations over the fiscal year ending December 31, 2000.

     In connection with the acquisition of Trikon Limited, the Company issued $86,250,000 of convertible notes. On April 14, 1998, the Company commenced an exchange offer for all of the outstanding convertible notes, Series G Preferred Stock and warrants. On May 14, 1998, the Company accepted for exchange $82,103,000 principal amount of convertible notes (approximately 95% of the aggregate principal amount outstanding). The $82,103,000 principal amount of convertible notes tendered were exchanged for 22,660,798 new shares of Common Stock, 29,264.625 new shares of Series I Junior Participating Preferred Stock and 2,855,754 new shares of Series H Preferred Stock. Each share of Series I Junior Participating Preferred Stock automatically converted into 1,000 shares of Common Stock upon shareholder approval on July 28, 1998. The Series H Preferred Stock is redeemable at the option of the Company for cash at a redemption price equal to the stated amount ($10 per share) plus accrued and unpaid dividends and the holders of the Series H Preferred Stock will be entitled to receive dividends at an annual rate of 8-1/8% of the stated amount payable annually, at the option of the Company, in cash or additional shares of preferred stock or any combination thereof. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved. If the Company has not redeemed all of the outstanding Series H Preferred Stock on or prior to June 30, 2001, then the holders of Series H Preferred Stock shall be entitled to elect the number of directors that will constitute a majority of the Board of Directors. Dividends of $2.4 million and $1.0 million due to the holders of Series H Preferred Stock in 1999 and 1998 respectively were paid with 244,810 and 97,320 new shares of Preferred Stock. The Company is likely to pay future dividends with new Preferred Stock until cash resources increase above the amount considered adequate to meet the needs of the Company.

     During the first quarter of 2000, the Company issued 1,229,398 new shares of common stock in exchange for surrender of $1,017,000 face value of 7-1/8% Subordinated Convertible Notes, 2001 plus accrued interest and approximately $15.96 million face value of Series H Preferred Stock plus accrued dividend.

Factors Affecting Future Operating Results

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

     International Exposure. Revenue outside the United States accounted for approximately 66%, 52% and 37% of the Company's total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The Company anticipates that sales outside of the United States will continue to account for a substantial amount of the Company's total revenues. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, the challenges of maintaining a readily available supply of spare parts, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences. In addition, international sales may be materially adversely affected by currency risks associated with devaluation of certain currencies. There can be no assurance that these and other factors will not have a material adverse effect on revenue and net earnings (losses).

     Recent Developments in Semiconductor Industry. The semiconductor industry is aggressively pursuing copper, CMP and novel low dielectric constant insulating materials for future metalization structures. These changes present both opportunities and threats to Trikon. Presently Trikon's Forcefill product is not compatible for copper and therefore developments are underway to enable a viable copper Forcefill process. Trikon's Flowfill product is well placed to take advantage of the high level of interest in low dielectric insulators.

     300mm. The semiconductor industry has historically moved to larger diameter wafers requiring new equipment as a strategy to reduce their per-die manufacturing costs. To meet this requirement, Trikon and its competitors have over the years developed equipment suitable for processing these even larger wafers. However, in the case of 300mm. wafers there is uncertainty over its early adoption. So far there has been little demand for 300mm. capable equipment, however this may change rapidly. The Company's 300mm. development strategy is to meet the 300mm. timetable of its major customers who are not "early adopters". If, however these customers rapidly accelerate their 300mm. programs, then there can be no assurance that Trikon will be able to meet these accelerated programs. As a result, Trikon might loose these customers which would have a material adverse effect on revenue and net earnings.

     Development and Acceptance of New Products and Systems. While the
Company sells several conventional products, it also offers novel technologies. Its Flowfill system uses a CVD technique applied to silicon dioxide that allows for gap filling and planarization. Competing products include spin on glass
(SOG) and high density plasma (HDP) coupled with a chemical mechanical polishing
(CMP) process. The Company's Sigma Forcefill system incorporates an alternative technology to conventional PVD techniques by using aluminum forced by high pressure argon to fill small diameter deep holes and vias on ICs. The Company's competitors produce systems that use a conventional CVD tungsten system to fill deep holes and vias. Trikon's MORI source offers an alternative etch environment for the manufacture of IC to the reactive ion etch (RIE), inductively coupled plasma (ICP) and electron cyclotron resonance (ECR) etch technology currently used by Trikon's competitors.

     The Company's Low-K Flowfill product is currently at the stage of customer review and evaluation. Considerable efforts are being applied by the Company in attaining product functionality and reliability levels acceptable to the Company's target markets, with an emphasis being given to the Low-K Flowfill. To date, the Company's sales of its Flowfill systems have been low volume purchases by customers. Typically, semiconductor manufacturers initially purchase individual systems and deploy them in a development or preproduction environment prior to purchasing multiple systems for production. There can be no assurance that customers will purchase additional systems from the Company for deployment in production or that any additional customers will enter into licensing agreements for the MORI source technology.

     Given that certain of the Company's systems represent an alternative to conventional CVD, PVD and etch systems currently marketed by competitors, management believes that continued growth depends in large part upon the ability of the Company to gain acceptance of its systems and technology. Due to the substantial investment required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line, these manufacturers will tend to choose equipment manufacturers based on past relationships, product compatibility and proven financial performance. Once a semiconductor manufacturer has selected a particular vendor, management believes that the manufacturer generally relies upon the equipment supplied by that vendor for the specific production line application, and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. As a result, semiconductor manufacturers will normally engage in a long period of analysis and planning before determining to convert to a new vendor of capital equipment. Given these factors, there can be no assurance that the Company will be successful in obtaining broader acceptance of its new systems or of its Flowfill technologies, Forcefill or MORI source.

     Rapid Technological Change. The markets in which the Company and its customers compete are characterized by rapidly changing technology, the introduction of alternative technologies, evolving industry standards and continuous improvements in products and services. Management believes that the Company's future success will depend, in part, upon its ability to continue to improve its systems and process technologies and to develop new technologies and systems which compete effectively on the basis of total cost of ownership and performance and which adequately address customer requirements. Due to the risks inherent in transitioning to new products, the Company will be required to accurately forecast demand for new products while managing the transition from older products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expense may result. There can be no assurance that the Company will successfully develop and manufacture new products, or that new products introduced by the Company will be accepted in the marketplace. If the Company does not successfully introduce new products, the Company's results of operations will be materially adversely affected.

     Although the Company expects to continue to make significant investments in research and development, there can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products which satisfy customer needs in a timely manner or achieve market acceptance with the planned research and development investment in 2000. The failure to do so could adversely affect the Company's business.

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

     During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. Implementation of guidance prescribed in the Bulletin and which all registrants are expected to apply, may result in a change in the Company's revenue recognition policy as applied to system sales from the date of shipment and transfer of title to the date of final acceptance which may therefore have the effect of later revenue recognition. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change in its revenue recognition policy resulting from SAB 101 would be reported in the quarter ending June 30, 2000. Any consequent deferral of revenue for shipments previously reported as revenue which had not been accepted by customers as of December 31, 1999 would result in a cumulative adjustment in the second quarter of fiscal 2000. This adjustment might have a material adverse effect on reported net income for the second quarter of fiscal 2000, the six months ending June 30, 2000, and for fiscal 2000 as a whole. The Company is still in the process of assessing the detailed impact of SAB 101 on its financial statements. However, implementation of SAB 101 will not affect the fundamental aspects of the Company's operations as measured by its shipments and cash flows.

     As a result of its continued investments in research, development and engineering, and the development of a worldwide sales and marketing organization, the Company has significant fixed costs that it will not be able to reduce rapidly if its sales goals for a particular period are not met. The impact of this factor on operating results in any future period cannot be forecasted accurately.

     Highly Competitive Industry. The markets served by the Company's products are extremely competitive. The Company faces significant competition from various suppliers of systems that utilize alternative technologies. In the CVD market, the Company's Flowfill technology faces competition from a number of CVD competitors, including Applied Materials, Lam Research, Novellus and Watkins-Johnson. In the PVD market, the Company's Forcefill technology faces competition from suppliers of aluminum PVD systems, such as Applied Materials, Tokyo Electron, MRC, Varian and Ulvac. In the etch market, the Company's MORITM based etch systems and other etch products face competition from suppliers of RIE systems, including Applied Materials, Lam Research and Tokyo Electron, from ICP-based etch systems marketed by Applied Materials and Lam Research, as well as the ECR-based etch system marketed by Hitachi. In addition, as a result of the non-exclusive licenses sold to Applied Material and Lam Research, in the future, the Company's PVD and etch products may have to compete with products of Applied Materials and, with respect to the Company's etch products, Lam Research, based upon the Company's technologies.

     Many of these competitors are substantially larger companies with broader product lines, and have well established reputations in the markets in which the Company competes, longer operating histories, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases and substantially greater financial, technical and marketing resources than the Company and, among other things, may therefore be less vulnerable than the Company to long-term industry downturns. The Company also faces potential competition from new entrants in its respective markets, including established manufacturers in other segments of the semiconductor capital equipment market, who may decide to diversify into the Company's market segments. There can be no assurance that these competitors will not develop enhancements to or future generations of competitive products that will offer price and performance features superior to those offered by the Company's systems.

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

     Failure to Retain Key Personnel. The Company's future success depends, to a large extent, upon the efforts and abilities of a number of its current key personnel. Such key personnel include, but are not limited to, Christopher D. Dobson, Chairman of the Board and Chief Scientific Officer, Nigel Wheeler, President and Chief Executive Officer, Nicholas Carrington, Senior Vice President, Sales and Field Operations, and Jeremy Linnert, Chief Financial Officer and Secretary. The loss of certain of these people or the Company's inability to retain other key employees could materially and adversely affect its operations.

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

     There can be no assurance that patents will be issued on the Company's pending patent applications or that competitors will not be able to legitimately ascertain proprietary information embedded in its products which is not covered by patent or copyright. In such case, the Company may be precluded from preventing the competitor from making use of such information. In addition, should the Company wish to assert its patent rights against a particular competitor's product, there can be no assurance that any claim in a Company patent will be sufficiently broad nor, if sufficiently broad, any assurance that the Company patent will not be challenged, invalidated or circumvented, or that the Company will have sufficient resources to prosecute its rights. The Company has a policy to protect and defend vigorously its patents, trademarks and trade secrets. In connection with the non-exclusive licenses of technologies sold to Applied Materials, the Company released Applied Materials from all claims or actions arising from acts, omissions or dealings of Applied Materials prior to the licenses, other than claims against Applied Materials for infringement of the patent or patent applications of the Company relating to its Flowfill technology.

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

     Customer Concentration. To date the Company's product sales have been highly concentrated, with approximately 24% and 12% and 10% of its product revenues for the year ended December 31, 1999 derived from sales to Infineon (Siemens), Triquint and Philips and 24% and 11% of its product revenues for the year ended December 31, 1998 derived from sales to Siemens and Tower Semiconductor. There can be no assurance that Infineon, Triquint and Philips will continue to purchase systems and technology from the Company at current levels, or at all.

     Year 2000. The Company has not suffered any material failure of hardware or software in use by the Company as a result of the year 2000 date change.

     The Company is not aware of any material failure of its products in use in customers operations, and the Company does not believe that there will be any significant future effect on the Company's results of operations or financial condition as a result of product failures related to the Year 2000 issue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting the risk include the Company's manufacturing and administrative cost base which is predominately in British pounds, and product sales outside the United States which may be expressed in currencies other than the United States dollar. The Company constantly monitors currency exchange rates and matches currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at December 31, 1999 and 1998 the Company had no open forward currency transactions.

     Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies in the first quarter of 2000 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash-flow by approximately $1.5 million for the quarter. The same increase in the value of the British pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $3.5 million. The effect of this hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality , some currencies may weaken while others may strengthen.

ITEM 8.  Financial Statements and Supplementary Data

     See the Index included at "Item 14. Exhibits and Financial Statements Schedules and Reports on Form 8-K."

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10.  Directors and Executive Officers of Trikon.

     The information required by this item is included under "Proposal No. 1:
Election of Directors," "Other Information - Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  Executive compensation.

     The information required by this item is included under "Other
Information - Executive Compensation" in the Company's Definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is included under "Other Information
- Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions.

     The information required by this item is included under "Other Information
- Certain Transactions" in the Company's Definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.



                                ----------------

     The following are some of the companies mentioned in this Report: Anelva Corporation, a subsidiary of NEC Corporation ("Anelva Corporation"), AT&T Corp. ("AT&T"), Applied Materials, Inc. ("Applied Materials"), Dallas Semiconductor Corporation ("Dallas Semiconductor"), Infineon AG ("Infineon"), Hitachi, Ltd. ("Hitachi"), KLA-Tencor Corporation ("KLA-Tencor"), Lam Research Corporation ("Lam Research"), Leybold, Inc ("Leybold"), LSI Logic Corporation ("LSI Logic"), Material Resources Corp. ("MRC"), Novellus Systems, Inc. ("Novellus"), Philips Electronics NV ("Philips"), Siemens AG ("Siemens"), Tokyo Electron Ltd. ("Tokyo Electron"), TriQuint Semiconductor, Inc. ("TriQuint"), Varian Associates, Inc. ("Varian"), Ulvac Japan, Ltd. ("Ulvac") and the Watkins- Johnson Company ("Watkins-Johnson").

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1) Index to Financial Statements

                                                                                                                               PAGE
                                                                                                                               ----
Report of Independent  Auditors...............................................................................................  F-1
Consolidated Balance  Sheets--December 31,  1999, and 1998....................................................................  F-2
Consolidated Statements of Operations--Years ended December 31, 1999, 1998 and 1997...........................................  F-4
Consolidated Statements of Shareholders' Equity (Deficiency)--Years ended December 31, 1999, 1998  and 1997...................  F-5
Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997...........................................  F-6
Notes to Consolidated Financial Statements....................................................................................  F-8

(a)(2) Index to Financial Statement Schedules

          Schedule II -- Valuation and Qualifying Accounts.

     All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

     (a)(3) List of Exhibits

    Number      Description

   (b) Reports on Form 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

                                 TRIKON TECHNOLOGIES, INC.

                                 By: /s/ Nigel Wheeler
                                     --------------------------------
                                              Nigel Wheeler
                                     Chief Executive Officer, President
                                         and Chief Operating Officer

                                 By: /s/ Jeremy Linnert
                                     --------------------------------
                                               Jeremy Linnert
                                          Chief Financial Officer

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

          Signature                                               Title                                   Date
          ---------                                               -----                                   ----
/s/ Nigel Wheeler                        Chief Executive Officer, President and Chief Operating     March 30, 2000
                                         Officer and Director (Principal Executive Officer)
-----------------------------

Nigel Wheeler

/s/ Jeremy Linnert                       Chief Financial Officer and Secretary                      March 30, 2000
-----------------------------            (Principal Financial and Accounting
Jeremy Linnert                           Officer)


/s/ Christopher D. Dobson                Chairman of the Board, Director and Chief Scientific       March 30, 2000
-----------------------------            Officer
Christopher D. Dobson


/s/ Richard M Conn                       Director                                                   March 30, 2000
-----------------------------
Richard M. Conn

/s/ Stephen N. Wertheimer                Director                                                   March 30, 2000
-----------------------------
Stephen N. Wertheimer

REPORT OF INDEPENDENT AUDITORS

To: The Board of Directors
    Trikon Technologies, Inc.


     We have audited the accompanying consolidated balance sheets of Trikon Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trikon Technologies, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the three years ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                 /s/ ERNST & YOUNG

Bristol, England
March 30, 2000

                           TRIKON TECHNOLOGIES, INC.


                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except for share data)


                                                                              December 31,
                                                                   --------------------------------
                                    Assets                                1999            1998
                                                                   --------------------------------
Current Assets
           Cash and cash equivalents...............................         $ 3,927         $ 7,891
           Accounts receivable, less allowances of $46 and $2,539
           at December 31, 1999 and 1998, respectively.............          15,471           6,122
           Inventories.............................................          19,256          16,237
           Other current assets....................................           2,129           2,856
                                                                   --------------------------------
           Total current assets....................................          40,783          33,106
Property, equipment and leasehold improvements:
           Land....................................................           1,729           1,780
           Machinery and equipment.................................           9,654          11,210
           Furniture and fixtures..................................           2,489           2,388
           Leasehold improvements..................................           9,540           9,687
                                                                   --------------------------------
                                                                             23,412          25,065
           Less accumulated depreciation and amortization..........           8,195           6,399
                                                                   --------------------------------
                                                                             15,217          18,666
Demonstration systems, net of accumulated depreciation                          860           3,573
Intangible assets, net of accumulated amortization:
           Financing costs.........................................              55              83
Other assets                                                                    363             324
                                                                   --------------------------------
           Total assets............................................         $57,278         $55,752
                                                                   ================================

        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                     (In thousands, except for share data)

                                                                                            December 31
                                                                                ------------------------------------
                                                                                      1999              1998
                                                                                ------------------------------------
                          Liabilities and shareholders' equity
Current Liabilities:
         Accounts payable.......................................                            6,860             3,367
         Accrued expenses.......................................                            2,786             2,299
         Warranty and related expenses..........................                            1,120               936
         Restructuring cost.....................................                              183             1,099
         Sales returns payable..................................                            3,664            10,718
         Current portion of long-term debt and capital lease obligations                       93               225
         Other                                                                              2,706             1,271
                                                                                ------------------------------------
         Total current liabilities............................                             17,412            19,915
Long-term debt and capital lease obligations, less current portion                              4                99
Other....................................................                                   1,270             1,444
Pension obligations......................................                                   2,841             3,207
Convertible subordinated notes...........................                                   4,147             4,147
                                                                                ------------------------------------
    Total liabilities                                                                      25,674            28,812

Shareholders' Equity:
Preferred Stock
         Authorized shares -- 20,000,000 Series H Preferred Stock, no par value,
         $10 per share liquidation preference Designated shares - 3,500,000 at
         December 31, 1999 and 1998
         Issued and outstanding 3,197,898 at December 31, 1999 and                         31,979            29,531
         2,953,074 at December 31, 1998

Common Stock, no par value
         Authorized shares - 11,000,000
         Issued and outstanding -- 9,404,606 at December 31, 1999
         and 9,402,384 at December 31,1998                                                199,019           199,019
Cumulative translation adjustment                                                         (2,177)             (751)
Deferred Compensation                                                                     (5,121)           (6,637)
Accumulated deficit                                                                     (192,096)         (194,222)
                                                                                ------------------------------------
Total shareholders' equity                                                                 31,604            26,940
                                                                                ------------------------------------
Total liabilities and shareholders' equity                                                $57,278           $55,752
                                                                                ====================================

        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)





                                                                               Year Ended December 31
                                                                  --------------------------------------------------
                                                                        1999             1998             1997
                                                                  --------------------------------------------------
Revenues:
         Product sales................................                    $ 48,363          $ 25,125        $55,609
         License revenues.............................                       2,144            13,000         29,500
                                                                  --------------------------------------------------
                                                                            50,507            38,125         85,109
                                                                  --------------------------------------------------
Costs and expenses:
         Cost of goods sold...........................                      27,735            20,378         61,974
         Research and development.....................                       6,545             8,087         17,033
         Selling, general and administrative..........                      15,723            19,533         34,734
         Amortization of intangibles..................                          --                --          3,116
         Purchased in-process technology..............                          --                --          2,975
         Restructuring costs..........................                     (4,361)             1,843         18,273
         Impairment write-downs.......................                          --                --         44,135
                                                                  --------------------------------------------------
                                                                            45,642            49,841        182,240
                                                                  --------------------------------------------------
Income (loss) from operations.........................                       4,865          (11,716)       (97,131)
Interest:
         Interest expense.............................                       (413)           (2,923)       (12,068)
         Interest income..............................                        222               590            674
                                                                  --------------------------------------------------
Income (loss) before income tax charge (benefit)                             4,674          (14,049)      (108,525)
Income tax charge (benefit).................                                   100           (1,821)        (9,248)
                                                                  --------------------------------------------------
Net income (loss) before extraordinary                                       4,574          (12,228)       (99,277)
item..............................
Extraordinary item                                                              --            20,293             --
                                                                  --------------------------------------------------
Net income (loss)                                                          $ 4,574           $ 8,065     $ (99,277)
                                                                  ==================================================
Net income (loss) applicable to common shares                               $2,084           $ 6,579     $ (99,277)
                                                                  ==================================================

Earnings (loss) per common share data : Basic:
         Income (loss) applicable to common shares before
              extraordinary item                                            $ 0.25          $ (2.38)      $ (67.08)
         Extraordinary gain                                                     --              3.52             --
                                                                  --------------------------------------------------
         Net income (loss)                                                   $0.25            $ 1.14      $ (67.08)
                                                                  ==================================================

  Diluted:
         Loss applicable to common shares before
              extraordinary item                                            $ 0.24          $ (2.33)      $ (67.08)
         Extraordinary gain                                                     --              3.45             --
                                                                  --------------------------------------------------
         Net income (loss)                                                   $0.24            $ 1.12      $ (67.08)
                                                                  ==================================================

Average common shares used in the calculation- Basic                         8,254             5,769          1,480
                                           - Diluted                         8,593             5,878          1,480


        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                 (In thousands)



                                   Series G        Series H
                                  Preferred        Preferred                                   Trans-
                                    Stock           Stock        Common Stock     Accum-       lation
                                 ------------   -------------   --------------    ulated       Adjust-    Deferred
                                 Shares Amount  Shares  Amount  Shares   Amount   Deficit       ment    Compensation  Total
                                 ------ ------  ------  ------  ------   ------   -------      ------   ------------  -------
Balance at January 1, 1997        --      --      --      --    14,310  131,873   (102,037)      1,412           --   31,248
    Exercise of options....       --      --      --      --       150      268          --         --           --      268
    Issuance of Stock......       --      --      --      --         7       49          --         --           --       49
    Issuance of Common Stock for
    acquisition of CVD
    Limited Partnership           --      --      --      --       680    5,183          --         --           --    5,183
    Issuance of Series G
    Convertible Preferred
    Stock                      2,962  19,349      --      --        --       --          --         --           --   19,349
    Issuance of warrants to
    purchase Common Stock.        --      --      --      --        --      394          --         --           --      394
    Cumulative translation
    adjustments...........        --      --      --      --        --       --          --     (2,157)          --   (2,157)
    Net Loss...............       --      --      --      --        --       --    (99,277)         --           --  (99,277)
                                                                                                                    ---------
    Comprehensive loss            --      --      --      --        --       --          --         --           -- (101,434)
                               ----------------------------------------------------------------------------------------------
Balance at December 31, 1997   2,962  19,349      --      --    15,147  137,767   (201,314)       (745)          --  (44,943)

    Exchange Offer for
    Series G
    Preferred Stock           (2,962)(19,349)  2,856  28,558    15,158   19,349          --         --           --   28,558
    Exchange Offer for $82.103m.
    Convertible Notes (1)         --      --      --      --    51,925   34,271          --         --           --   34,271
    Restricted Stock issued
    to Chairman                   --      --      --      --    11,493    7,585          --         --      (7,585)       --
    Shares issued to holders of CVD
    Partnership shares            --      --      --      --       300       47          --         --           --       47
    Amortization of restricted stock                                                                            948      948
    Cumulative translation
    adjustments...........        --      --      --      --        --       --          --         (6)          --      (6)
    Net Income...............     --      --      --      --        --       --       8,065         --           --    8,065
                                                                                                                       -----
    Comprehensive income                                                                                               8,059
                                                                                                                       -----
    Preference dividend           --      --      97     973        --       --        (973)        --           --       --
                               ----------------------------------------------------------------------------------------------
Balance at December 31, 1998       0       0   2,953  29,531    94,023  199,019    (194,222)      (751)      (6,637)   26,940

    Issuance of Stock......                                         22
    Adjustment arising on reverse
    stock split (2)                                            (84,641)
    Amortization of restricted stock                                                                          1,516    1,516
    Cumulative translation
    adjustments...........        --      --      --      --        --       --          --     (1,426)          --   (1,426)
    Net Income...............     --      --      --      --        --       --       4,574         --           --    4,574
                                                                                                                       -----
    Comprehensive income                                                                                               3,148
                                                                                                                       -----
    Preference dividend           --      --     245   2,448        --       --     (2,448)         --           --       --
                               ----------------------------------------------------------------------------------------------
Balance at December 31, 1999       0       0   3,198 $31,979     9,404 $199,019   $(192,096)  $ (2,177)     $(5,121) $31,604
                               ==============================================================================================


(1) The $82.103 million of Convertible Notes were exchanged for 22,660,798 new shares of Common Stock and 29,264.625 new shares of Series I Preferred Stock. Each share of Series I Preferred Stock automatically converted to 1,000 shares of Common Stock upon shareholder approval on July 28, 1998.

(2) The shares of common stock in issue at December 17, 1999 were subject to a reverse stock split of one for ten.

        See accompanying notes to the consolidated financial statements.

                           TRIKON TECHNOLOGIES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)




                                                                                  Year Ended December 31
                                                                         -----------------------------------------
                                                                                1999          1998         1997
                                                                         -----------------------------------------
Operating activities
Net income (loss).......................................................       $4,574        $8,065   $ (99,277)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Extraordinary item..................................................          --      (20,293)          --
     Depreciation and amortization of plant, equipment, leasehold........
          improvements, and demonstration systems........................       3,294         3,891       7,161
     Amortization of intangibles.........................................          28            15       3,116
     Amortization of financing costs.....................................          --           300         931
     Amortization of deferred compensation...............................       1,516           948          --
     Provision for loss on accounts receivable...........................     (2,493)          (64)         632
     Write-off of financing cost.........................................          --            --       1,680
     Write-off of purchased in-process technology........................          --            --       2,975
     Impairment write-downs..............................................          --            --      44,135
     Inventory write-downs...............................................          --            --      20,735
     Deferred income taxes...............................................          --            --     (9,660)
     Changes in operating assets and liabilities:........................
           Accounts receivable...........................................     (6,856)        12,784       6,615
           Inventories (including demonstration systems).................       (306)         5,166      13,003
           Other current assets..........................................         727       (1,234)       3,101
           Sales returns.................................................     (7,054)         (750)      11,419
           Restructuring cost............................................       (916)       (2,853)       3,952
           Accounts payable and other liabilities........................       6,420       (3,260)    (16,581)
           Income tax payable............................................        (14)       (1,524)     (2,705)
           Deferred revenue..............................................       (807)         (977)       1,923
                                                                         -----------------------------------------
Net cash (used in) provided by operating activities....................       (1,887)           214     (6,845)
Investing Activities
Purchases of property, equipment and leasehold improvements............       (1,560)         (511)    (10,684)
Proceeds from sale of property, equipment and leasehold improvements...         1,112           484       1,288
Proceeds from sales of short-term investments..........................            --            --      11,800
Purchase of short-term investments.....................................            --            --    (10,336)
Other assets and liabilities...........................................         (579)            92       (172)
                                                                         -----------------------------------------
Net cash (used in) provided by investing activities....................       (1,027)            65     (8,104)
Financing Activities
Costs relating to Exchange Offer.......................................            --         (700)         --
Net repayments under bank credit lines.................................            --         (325)    (14,151)
Proceeds from sale of Preferred Stock (net of insurance costs).........            --            --      19,349
Cash received in purchase of CVD Partnership with issuance of common               --            --       2,208
stock..................................................................
Proceeds from sale of Common Stock and Warrants........................            --            --         317
Payments on capital lease obligations..................................         (227)         (617)     (1,545)
                                                                         -----------------------------------------
Net cash provided by (used in) financing activities....................         (227)       (1,642)       6,178
Effect of exchange rate changes in cash................................         (823)           (6)     (2,157)
                                                                         -----------------------------------------
Net decrease in cash and cash equivalents..............................       (3,964)       (1,369)    (10,928)
Cash and cash equivalents at beginning of year.........................         7,891         9,260      20,188
                                                                         -----------------------------------------
Cash and cash equivalents at end of year...............................       $ 3,927       $ 7,891     $ 9,260
                                                                         =========================================

                            TRIKON TECHNOLOGIES, INC.

                           (In thousands of dollars)




--------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31
                                                                              1999          1998          1997
Supplemental Statements of Cash Flows Information
Cash paid during the year for:
     Interest............................................................       $ 365         $ 422       $ 1,238
     Taxes (primarily foreign)...........................................          54           368         2,885
Non-cash investing and financing activities:
     Equipment acquired under capital lease..............................          --           269            --

Acquisition of CVD Limited Partnership:
     Fair market value of assets acquired................................          --            --    $5,183,000
     Issuance of common stock............................................          --            --    (5,183,000)
     Cash acquired.......................................................          --            --    (2,208,000)
                                                                                 ----------------------------------
                                                                                 $ --          $ --   $(2,208,000)
                                                                                 ================================


        See accompanying notes to the consolidated financial statements.

                            TRIKON TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

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

     The consolidated financial statements of the Company include the accounts of its subsidiaries all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

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

     During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. Implementation of guidance prescribed in the Bulletin and which all registrants are expected to apply, may result in a change in the Company's revenue recognition policy as applied to system sales from the date of shipment and transfer of title to the date of final acceptance which may therefore have the effect of later revenue recognition. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change in its revenue recognition policy resulting from SAB 101 would be reported in the quarter ending June 30, 2000. Any consequent deferral of revenue for shipments previously reported as revenue which had not been accepted by customers as of December 31, 1999 would result in a cumulative adjustment in the second quarter of fiscal 2000. This adjustment might have a material adverse effect on reported net income for the second quarter of fiscal 2000, the six months ending June 30, 2000, and for fiscal 2000 as a whole. The Company is still in the process of assessing the detailed impact of SAB 101 on its financial statements. However, implementation of SAB 101 will not affect the fundamental aspects of the Company's operations as measured by its shipments and cash flows.

     Deferred revenues represent payments received toward future product sales and services which have not been recognized.

Licensing Agreements

     Income from licensing agreements represents amounts received in respect of licenses granted in previous fiscal years. On March 18, 1998, the Company granted a non-exclusive, worldwide license of its MORITM source technology to Lam Research Corporation ("Lam Research"). Under the terms of the agreement, Lam Research may pay up to $5 million in future royalties contingent upon adopting the licensed technology. The license agreement with Lam Research does not preclude Trikon from utilizing, or licensing to third parties, the licensed technology.

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

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following at December 31:

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999


                                                  1999          1998
                                            ----------------------------
                                                    (In thousands)
Components                                          $ 3,614      $ 4,060
Work-in-process                                      13,840       11,015
Finished goods                                        1,802        1,162
                                            ----------------------------
                                                    $19,256      $16,237
                                            ============================

Property, Equipment and Leasehold Improvements


     Property, equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets (5 years) or the lease term. Owned buildings are depreciated using the straight-line method over 50 years.

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

     The Company periodically reviews intangible assets for impairment in value. Intangible assets are reflected net of accumulated amortization of $85,000 at December 31, 1999.

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

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999


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

Earnings (Loss) Per Share

     Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per shares amounts).

                                                            1999          1998         1997
                                                                     (In thousands)
Numerator:
   Net income (loss) before extraordinary item.........     $ 4,574      $(12,228)    $(99,277)
   Extraordinary item                                            --        20,293           --
                                                            ----------------------------------
   Net income after extraordinary item                        4,574         8,065      (99,277)
   Dividend applicable to Preferred Stock..............       2,490         1,486           --
                                                            ----------------------------------
   Net income (loss) applicable to common shares            $ 2,084      $  6,579     $(99,277)
                                                            ==================================
Denominator:
   For basic earnings (loss) per share
   Weighted average shares outstanding.................       9,403         6,496        1,480
   Restricted shares...................................      (1,149)         (727)          --
                                                            ----------------------------------
                                                              8,254         5,769        1,480
                                                            ----------------------------------
   For diluted earnings (loss) per share...............
   Adjusted weighted average shares outstanding               8,254         5,769        1,480
   Employee stock options..............................         339            --           --
   Series G Preferred Stock conversion.................          --           109           --
                                                            ----------------------------------
                                                              8,593         5,878        1,480
                                                            ==================================

     Basic earnings (loss) per share for the years ended December 31, 1999 and 1998 exclude the effect of 1,149,281 restricted shares of common stock which are contingently issuable to the Company's Chairman of the Board. Diluted earnings per share for the years ended December 31, 1999 and December 31, 1998 exclude the effects of the restricted shares issued to the Company's Chairman of the Board because under the treasury stock method these shares are anti-dilutive. The calculation of diluted earnings per share for the year ended December 31, 1998 assumes that the Series G Preferred Stock was converted into 296,204 shares of Common Stock as of January 1, 1998 under the if-converted method.

     The number of shares used in the denominator for each year has been adjusted to reflect the one for ten reverse stock split effected on December 17, 1999.

Comprehensive Income

     Comprehensive income (loss) comprises net income (loss) and currency translation adjustment for the year. Translation adjustments were $(1.4 million), $(6,000) and $(2.2 million) during the years ended December 31, 1999, 1998 and 1997 and total comprehensive income (loss) amounted to $3.1 million, $8.1 million, and $(101.4 million) for the same years respectively.

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999


Foreign Currency Translation

     The functional currency of most of the Company's foreign subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the balance sheet date and translates the income statement items at the average exchange rate for the year. Translation adjustments are recorded as a component of shareholders' equity in the consolidated balance sheet. Transaction gains and losses, other than those that relate to transactions deemed to be of a long- term nature, are recognized in earnings. During the years ended December 31, 1999 and 1998, the exchange gains credited to selling, general and administrative costs were $149,000 and $639,000 respectively. During the year ended December 31, 1997, the exchange loss charged to earnings amounted to $667,000.

2.   RESTRUCTURING AND IMPAIRMENT WRITE-DOWNS

Restructuring

     In the second half of 1997, the Company began a restructuring of its operations which included the closure of its Mori etch operations located in Chatsworth, California. The costs of the restructuring which were charged to operations in the year ended December 31, 1997 were estimated to be $18.3 million. Of this amount, $11.5 million related to reserves for the cost of sales returns which might arise as a result of the Company's decision to substantially exit the MORI etch business. During the year ended December 31, 1999 the Company completed negotiations concerning the return of equipment and, as a result, the reserve for the cost of sales returns has been reduced by $4.1 million. The Company has made payments in respect of sales returns of $3.0 million during the year ended December 31, 1999 and the balance of the reserves at December 31, 1999 remains the Company's estimate of the outstanding liability for Mori etch product returns.

     At June 30, 1998, the Company set up an additional reserve of $1.8 million for future support costs relating to MORI equipment supplied to customers prior to the commencement of the restructuring. During the year ended December 31,1999, support costs of $0.4 million relating to MORI equipment have been charged against this reserve, in line with Company estimates.

Impairment Write-downs

     During the year ended December 31, 1997, in connection with the closure of the Chatsworth Etch operations and the sale of the MORITM Source and Forcefill(R) PVD licenses, the Company recorded non cash related charges of approximately $32.5 million for the write-off of certain accounts receivable, inventory and long-lived assets which due to the sale of the licenses and the decision to close the facility have become impaired. The inventory write-downs amounted to $20.7 million and were charged to cost of goods sold and the remaining write-offs are included in impairment losses on the accompanying statement of operations. In addition, based on recent and projected operating results, the Company evaluated its long-lived assets, principally the intangible assets established in the acquisition of Trikon Limited, for impairment under SFAS No. 121. The carrying amount of these assets exceeded the projected undiscounted future cash flows, and accordingly, the carrying amount was written down to fair value. Fair value was determined based on an analysis of the projected future discounted cash flows of the underlying operations, including cash generated from the disposal of underlying assets, which resulted in a near zero valuation of these assets. A write-off of $32.3 million was recorded and included in impairment losses in the accompanying statement of operations.

     The impairment write-downs, excluding inventory write-downs of $20.7 million recorded in cost of goods sold, reflected in the statement of operations consisted of the following non-cash related charges:

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999



                                      Amount
                                  --------------
                                  (In thousands)

  Accounts receivable...........        $ 1,141
  Property plant and equipment..         10,228
  Other assets..................            440
  Developed technology..........         27,106
  Assembled workforce...........          4,947
  Covenant not to compete.......            273
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

     In connection with the consummation of the Exchange Offer, the Company issued 1,149,281 shares of restricted Common Stock to the Company's Chairman of the Board. Subject to certain conditions, the restricted Stock will vest one hundred percent (100%) upon the earlier of (i) May 14, 2003, or (ii) the sale of all or substantially all of the assets of the Company. The restricted Stock represents approximately 11% of the outstanding Common Stock (after giving effect to the elimination of the restrictions on the Stock). The restricted Stock was valued at $7.6 million based upon average traded prices immediately after the grant. This amount has been accounted for as an addition to Common Stock and as deferred compensation within the Statement of Shareholders Equity. The deferred compensation is being amortized on a straight line basis over a five year period resulting in a charge against operations of $1.5 million during the year ended December 31, 1999.

5.   EXTRAORDINARY GAIN

     On May 14, 1998, the Company accepted for exchange $82.1 million principal amount of Convertible Notes tendered in the Exchange Offer (See Note 4). The Convertible Notes were exchanged for 519,255 shares of Common Stock and 2,855,754 Series H Preferred Stock. The shares of Common Stock and equivalents had an average value of $6.60 each following the exchange. The extraordinary gain arising on the exchange is as follows (in thousands):


Principal amount of Convertible Notes exchanged                       $ 82,103
Interest waived                                                          3,635
                                                                  ------------
                                                                        85,738
Value of Common Stock and equivalents issued                           (34,271)
Series H Preferred Stock issued - principal amount                     (28,558)
Convertible Note issuance costs written off                             (1,916)
Costs relating to the exchange offer                                      (700)
                                                                  ------------
Gain on exchange of Convertible Notes                                 $ 20,293
                                                                  ============

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999

6. FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES


                                                                    Year Ended December 31
                                                       ------------------------------------------
                                                          1999(1)        1998(2)       1997(3)(4)
                                                       ------------------------------------------
                                                                      (In thousands)
Revenues:
Unaffiliated Customers
   North America(1)(2)(3)..............................     $17,027        $ 18,704      $ 45,946
   Foreign (primarily Europe)(3).......................      33,480          19,421        39,163
   Inter-geographic:
   North America.......................................         314             169           653
   Foreign (primarily Europe)..........................       9,193           2,645        16,382
   Eliminations........................................      (9,507)         (2,814)      (17,035)
                                                       ------------------------------------------
                                                            $50,507        $ 38,125      $ 85,109
                                                       ==========================================
Operating income (loss):
   North America(1)(2)(3)..............................     $ 4,328        $  9,421      $(50,991)
   Foreign (primarily Europe)(3).......................         537         (21,137)      (46,140)
                                                       ------------------------------------------
                                                            $ 4,865        $(11,716)     $(97,131)
                                                       ==========================================
Identifiable assets:
   United States.......................................     $ 5,184        $  4,029      $ 15,893
   Foreign (primarily Europe)..........................      52,094          51,723        63,797
                                                       ------------------------------------------
                                                            $57,278        $ 55,752      $ 79,690
                                                       ==========================================
Export Sales from the United States....................     $   500        $    250      $    187
                                                       ==========================================

(1)  The year to December 31, 1999 includes $2.1 million of license revenues.
(2)  The year to December 31, 1998 includes $13 million of license revenues.
(3) Included in North America and Foreign revenues in the year to December 31, 1997 is $19.5 million and $10.0 million, respectively, of revenues under the MORI source and the Forcefill PVD license agreements.
(4) The North America operating loss for the year ended December 31, 1997 includes a restructuring charge of $18.3 million and asset impairment write-downs of $28.2 million, including inventory write downs of $16.4 million. The foreign operating loss for the year ended December 31, 1997 includes impairment write downs of $36.6 million, including inventory write downs of $4.3 million.

7.  LONG-TERM DEBT

Convertible Notes

     The Company has in issue $4,147,000 of Convertible Notes. The Convertible Notes bear interest at 7-1/8% which is payable semi-annually on April 15 and October 15. The Convertible Notes mature on October 15, 2001, and are unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt (as defined) of the Company. The Notes are convertible, at the option of the holder, into shares of Common Stock at a conversion price of $156.35 per share, subject to adjustment in certain events.

     In the first quarter of fiscal 2000, the Company exchanged $1.0 million of Convertible Notes and accrued interest thereon for 84,456 shares of Common Stock.

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999

8.   PREFERRED STOCK AND WARRANTS

Preferred Stock

     The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion. The Board has authorized the issue of up to 3.5 million shares of Series H Preferred Stock.

     In conjunction with the Exchange Offer, the Company issued 2,855,754 new shares of Series H Preferred Stock, $10 stated amount per share. The Series H Preferred Stock will be redeemable at the option of the Company for cash at a redemption price equal to the stated amount plus accrued and unpaid dividends and the holders of the Series H Preferred Stock shall be entitled to receive dividends at an annual rate of 8-1/8% of the stated amount payable semiannually on October 15 and April 15, in cash or additional shares of Preferred Stock or any combination thereof at the option of the Company. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and increased dividend rate if certain EBITDA levels are achieved. If the Company has not redeemed all of the outstanding Series H Preferred Stock on or prior to June 30, 2001, then the holders of Series H Preferred Stock shall be entitled to elect the number of directors that will constitute a majority of the Board of Directors. Dividends due to holders of Series H Preferred Stock during 1999 and 1998 totaling $2,448,100 and $973,238 were paid by the issue of 244,824 and 97,320 new shares of Series H Preferred Stock respectively.

     In the first quarter of fiscal 2000, the Company exchanged 1,596,339 shares of Series H Preferred Stock plus accrued dividend for 1,144,932 shares of Common Stock.

Warrants:

     In conjunction with the initial issue of Convertible Notes referred to in
Note 7, warrants (the Note Purchase Agreement Warrants) to acquire up to 24,510 shares of Common Stock with an exercise price of $127.5 per share were issued. The Note Purchase Agreement Warrants vested 50% upon the execution of the Note Purchase Agreement and 50% upon funding of borrowings under the Note Purchase Agreement. No borrowings were ever funded under the Note Purchase Agreement and, accordingly, warrants to purchase 12,255 shares of Common Stock are exercisable. All such warrants expire on December 16, 2001. The Company has not assigned any value to the warrants that are currently exercisable, because such amounts are not significant to the financial statements.

     On June 30, 1997, in conjunction with the issue of an amended Working Capital Facility agreement, the Company issued to the lending Banks, and their administrative agents, warrants to purchase an aggregate of 17,818 shares of Common Stock at an exercise price of $67.50 per share. The warrants expired unexercised on November 16, 1999.

     At December 31, 1999, the following warrants were outstanding:


                                                  Number           Shares          Exercise
                  Warrant                        of Shares       Exercisable        Price           Expiration Date
                  -------                    ---------------------------------------------------------------------------
Note Purchase Agreement Warrants............           24,510           12,255        $  127.5          October 7, 2001

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999


10.  INCOME TAXES

     The income tax provision (benefit) consists of the following:


                                                                    Year Ended December 31
                                                       ---------------------------------------------
                                                              1999            1998           1997
                                                       ---------------------------------------------
                                                                        (In thousands)
                Current:
   Federal.............................................          $ ---         $   ---       $    --
   State...............................................             53             ---            --
   Foreign.............................................             47          (1,821)           --
                                                       ---------------------------------------------
                                                                   100          (1,821)           --
Deferred:
   Foreign.............................................            ---             ---        (9,248)
                                                       ---------------------------------------------
   Total deferred provision (benefit)..................          $ ---         $(1,821)      $(9,248)
                                                       =============================================

A reconciliation of the statutory federal income tax rate, as a percentage of income (loss) before tax, is as follows:

                                                                    Year Ended December 31
                                                       ---------------------------------------------
                                                                  1999            1998          1997
                                                       ---------------------------------------------
                                                                        (In thousands)
   Statutory federal income tax rate--provision
   (benefit)...........................................             35%           (35)%         (35)%
   Change in valuation reserve due to net
   operating loss carryforwards not utilized...........            (33)             22            26
                                                       ---------------------------------------------
                                                                     2%           (13)%          (9)%
                                                       =============================================

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999

     Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                                         1999            1998           1997
                                                                                   (in thousands)
Deferred Tax liabilities
Domestic:
    State taxes not benefited.............................                       --              --        $1,603
    Tax depreciation in excess of book depreciation.......                       --              --            38
    Foreign:
    Tax depreciation in excess of book....................                      901           1,236            --
                                                                    ----------------------------------------------
                                                                                901           1,236         1,641
Deferred tax assets:
Domestic:
    State taxes                                                                 248             172            --
    Allowances not currently deductible for tax purposes..                                                    482
    Accrued expenses not currently deductible for tax pur-
    poses................................................                        --              --            11
    Net operating loss carryforwards......................                    4,069           3,902        12,121
    Foreign tax credit carryforwards......................                       --              --           285
    Research and development and other credits............                       --              --         1,770
    Inventory write-downs.................................                       --              --        10,598
    Restructuring costs...................................                       --              --         7,044
Foreign:
    Allowances and accruals not currently deductible for
    tax purposes.........................................                     6,350           7,022            --
                                                                    ----------------------------------------------
                                                                             10,667          11,096        32,311
Less valuation reserve on domestic deferred tax assets....                    9,766           9,860        30,670
                                                                    ----------------------------------------------
Net deferred tax assets...................................                      901           1,236         1,641
                                                                    ----------------------------------------------
Net deferred tax liabilities..............................                      $--             $--           $--
                                                                    ==============================================

     The income tax benefit for the year ended December 31, 1997 includes a benefit of $9,248,000, representing the reversal of a deferred tax liability as a result of the impairment write-down of certain long-lived intangible assets established in connection with the acquisition of Trikon Limited in November 1996.

     The income (loss) before income taxes of the Company's foreign subsidiaries for the years ended December 31, 1999, 1998 and 1997 was approximately $633,000, $(20,668,000) and $(47,865,000) respectively.

     As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $11 million and $4 million respectively. The net operating loss carryforwards will expire at various dates beginning in years 2003 through 2018, if not utilized. Foreign loss carryforwards amounted to approximately $19 million and may be carried forward indefinitely against future income originating from the same sources.

     Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1996 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

United States 401(k)

     In November 1993, the Company established a 401(k) plan (the Plan) covering substantially all of its United States employees. The Plan allows eligible employees to contribute up to 15% of their compensation.

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999


Company contributions are voluntary and at the discretion of the Board of Directors. There were no contributions made by the Company for the years ended December 31, 1999, 1998, and 1997.

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

     There are no other post-retirement benefits provided to employees.

     Assumptions used to determine the net periodic benefit cost for the 1999 and 1998 financial years and related benefit obligation are shown below.

                                                                       1999          1998
Discount rate                                                             6.00%         7.00%
Long term rate of return on plan assets                                   7.75%         8.50%
Increase in compensation levels                                           5.50%         6.00%


     The actuarial calculations in respect of the plan assume a rate of increase of pensions in payment of 3.5% per cent per annum (1998 - 4% per annum).

     The components of net benefit expense are detailed in the table below.

                                                                       1999          1998          1997
                                                                      $'000s        $'000s        $'000s
Service cost                                                            331           400           367
Interest cost on benefit obligation                                     731           802           710
Expected return on plan assets                                         (561)         (532)         (498)
Net amortization and deferral:
-  recognized (gains) and losses                                         30            37            --
                                                                 --------------------------------------
Net benefit expense                                                     531           707           579
                                                                 ======================================

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999

     The funded status of the plan is summarized in the table below.

                                                                         1999           1998
                                                                        $  '000        $  '000
                                                                        -------        -------
Benefit obligation at end of year                                        12,733         12,312
Fair value of plan assets                                                 9,343          7,037
                                                                 -----------------------------
Benefit obligation in excess of plan assets                               3,390          5,275
Unrecognized prior service cost                                               0              0
Unrecognized net loss                                                       101          1,514
                                                                 -----------------------------
Net amount recognized at end of year                                      3,289          3,761
                                                                 =============================

Change in benefit obligation
                                                                           1999           1998
                                                                        $  '000        $  '000
                                                                        -------        -------
Benefit obligation at start of year                                      12,312         11,116
Translation difference                                                     (363)           135
Service cost                                                                331            400
Interest cost                                                               731            802
Contributions by plan participants                                           83             93
Actuarial (gains) and losses                                               (290)          (134)
Benefits (paid)                                                             (71)          (100)
Plan amendments                                                               0              0
                                                                 -----------------------------
Benefit obligation at end of year                                        12,733         12,312
                                                                 =============================

Change in plan assets
                                                                           1999           1998
                                                                        $  '000        $  '000
                                                                        -------        -------
Fair value of plan assets at start of year                                7,037          5,922
Translation difference                                                     (219)            72
Actual return (loss) on plan assets                                       1,758            487
Contributions by plan participants                                           83             93
Contributions by employer                                                   755            563
Benefits (paid)                                                             (71)          (100)
                                                                 -----------------------------
Fair value of plan assets at end of year                                  9,343          7,037
                                                                 =============================

     The group also makes contributions to a Group Personal Pension plan for employees who are not members of the final salary plan. Total contributions to the Group Personal Pension plan for the year ended December 31, 1999 and 1998 amounted to $277,000 and $315,000 respectively.

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999

12. COMMITMENTS AND CONTINGENCIES

Leases:

     The Company leases certain equipment under capital leases. The Company also leases its offices, manufacturing facilities and certain equipment under noncancelable operating lease agreements. Certain leases are subject to escalation clauses based on applicable inflation indexes.

     Cost of equipment under capital leases included in property and equipment at December 31, 1999 and 1998 was $254,000 and $965,000, and accumulated amortization was $76,000 and $451,000, respectively. Amortization expense under these leases is included in depreciation expense.

     Future minimum lease payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1999:


                                                                            Capital          Operating
                                                                             Leases            Leases
                                                                      ------------------------------------
                                                                                  (In thousands)
2000..................................................................           93             1,457
2001..................................................................            4             1,294
2002..................................................................           --             1,268
2003..................................................................           --             1,223
2004..................................................................                          1,177
                                                                      -------------------------------
                                                                                 97             6,419
                                                                                   ==================
Less amounts representing imputed interest............................           11
                                                                      -------------
Present value of net minimum lease payments, including
amounts classified as current.........................................          $86
                                                                      =============

     Rental expense for operating leases was $1.6 million, $1.8 million and $1.5 million for the years ended December 31, 1999, 1998, and 1997, respectively.

Contingencies:

     In the ordinary course of business and in connection with the Company's restructuring, the Company is involved with various types of claims and legal proceedings which may result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company's financial position, cash flow or results of operations.

13. FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, capital lease obligations, and the convertible subordinated notes. The carrying amounts at December 31, 1999 of these financial instruments approximates their fair value, except for the convertible subordinated notes for which the fair market value was below face value.

Major Customers and Concentration of Credit Risk

     Accounts receivable consist primarily of amounts due from original equipment manufacturers, end use customers, and distributors within the
Company's industry. At December 31, 1999 three customers represented   21%, 19%,
and 16% of the total accounts receivable. At December 31, 1998, four customers represented 20%, 15%, 14% and 13%, respectively, of the Company's total accounts receivable.

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999

     The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company does not require collateral. Credit losses have been within management's expectations and an estimate of uncollectible accounts has been provided for in the financial statements.

     Total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from three customers represented 23%, 11% and 10% each of total revenue for the year ended December 31, 1999, revenue from two customers represented 40% and 15% each of the total revenue for the year ended December 31, 1998 and revenue from two customers represented 35% and 13% each of total revenue for the year ended December 31, 1997.

14.  REVENUE BY GEOGRAPHIC AREA

     The Company's revenue by geographic area approximated the following:

                                                                                  Year Ended December 31
                                                                       -------------------------------------------
                                                                               1999           1998          1997
                                                                       -------------------------------------------
                                                                                      (In thousands)
United States..........................................................        $17,027        $18,339      $53,433
Europe.................................................................         31,201         17,900       25,087
Asia Pacific (primarily Japan and Korea)...............................          2,279          1,886        6,589
                                                                       -------------------------------------------
Total..................................................................        $50,507        $38,125      $85,109
                                                                       ===========================================

15.  STOCK OPTIONS

     In October 1996, the Company changed its "Non-Qualified" Employee Option Plan to an Incentive Stock Option Plan (the Option Plan) on a go forward basis. At the Annual Meeting of Shareholders held on June 14, 1999, the number of shares of Common Stock reserved for issuance under the option plan was increased from 887,000 to 1,050,000. The Company also has a Directors Plan that provides for the issue of up to 50,000 shares of Common Stock to Non-Employee Directors. The Option Plan provides options to purchase shares of the Company's Common Stock for officers, directors, and key employees, at an exercise price equal to the fair market value on the date of grant as determined by the Board of Directors. The shares issued under the Option Plan shall become vested over periods up to five years and have a maximum term of ten years. A summary of the changes in the status of options is as follows:

                                                                                                             Weighted
                                                                                                              Average
                                                                 Options           Price Range Per             Price
                                                               Outstanding              Share                Per Share
                                                           --------------------------------------------------------------
Outstanding at January 1, 1997..............                    95,400            10.5 -     147.50            76.30
Granted.....................................                   127,700            70.0 -     122.50           109.20
Cancelled...................................                   (50,200)           10.5 -     147.50            93.80
Exercised...................................                   (15,000)           10.5 -      88.80            17.80
                                                           -----------
Outstanding at December 31, 1997............                   157,900            10.5 -     147.50           101.60
Granted.....................................                   546,200            0.50 -      14.38             6.90
Cancelled...................................                  (399,700)           6.30 -     147.50            44.30
 Exercised..................................                        --
                                                          ------------
Outstanding at December 31, 1998............                   304,400            0.50 -      14.38             5.90
Granted.....................................                   473,046            0.31 -      13.75            16.80
Cancelled...................................                   (21,192)           1.33 -      14.38             8.54
Exercised...................................                        --
                                                          ------------
Outstanding at December 31, 1999............                   756,254           $0.31 -    $ 14.38          $  3.38
                                                          ============

                            TRIKON TECHNOLOGIES, INC.

                                December 31, 1999

     At December 31, 1999, 1998 and 1997, 178,000, 17,500, and 30,200 shares were exercisable at weighted-average prices of $4.78, $14.40, and $77.70, respectively. There were 290,000 Option shares available for grant under the Option Plan and 26,600 under the Directors Plan at December 31, 1999.

     Information regarding stock options outstanding as of December 31, 1999 is as follows:


                Price Range                           Options Outstanding              Options Exercisable
                -----------                           -------------------              -------------------
                                                                     Weighted
                                                  Weighted           Average                      Weighted
                                                  Average           Remaining                     Average
Shares                                         Exercise Price    Contractual Life    Shares    Exercise Price
------                                         --------------    ----------------    ------    --------------
From $0.31 to $14.38........................       3.38                 8.9          178,000         4.78

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

     The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: Risk-free interest rates of 6.7%, 5.5%, and 6.0%; a zero dividend yield in all three years; volatility factors of the expected market price of the Company's Common Stock of 158.1%, 378.1% and 65.7% and an expected life of the options of 4.6 years, 7.0 years and
5.5 years. These assumptions resulted in weighted-average fair values of $3.06, $5.90, and $68.50 per share for stock options granted in 1999, 1998, and 1997, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                            Years ended December 31
                                                                 1999                1998                  1997
Pro forma net income (loss)..............................     $4,103,000             $7,681,000       $(100,946,000)
Pro forma earnings (loss) per common share:
  Basic:
      Income (loss) applicable to common shares before
          extraordinary item                                  $     0.20             $    (2.45)      $      (68.21)
      Extraordinary item                                             ---                   3.52                ----
                                                              -----------------------------------------------------
      Net income (loss)                                       $     0.20             $     1.07       $      (68.21)
                                                              -----------------------------------------------------
  Diluted:
      Income (loss) applicable to common shares before
          extraordinary item                                  $     0.19             $    (2.40)      $      (68.21)
      Extraordinary item                                              --                   3.45                  --
                                                              -----------------------------------------------------
      Net income (loss)                                       $     0.19             $     1.05       $      (68.21)
                                                              =====================================================

                           TRIKON TECHNOLOGIES, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1999, 1998 and 1997



                                                                           Additions                   Deductions
                                                           ----------------------------------------------------------
             Description                     Balance at           Charged        Charged to Other    Amount Charged    Balance at
                                            Beginning of       (Credited) to         Accounts        to Reserve Net      End of
                                               Period        Costs and Expenses                     of Reinstatement     Period
---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999 asset             $2,539,000        $(1,145,000)        $ --                $1,349,000  $   46,000
 accounts:
Allowance for doubtful items
Year ended December 31, 1998 asset             $2,657,000        $ --                $ --                $  118,000  $2,539,000
 accounts:
Allowance for doubtful items
Year ended December 31, 1997 asset             $4,732,000        $ 1,773,000         $ --                $3,848,000  $2,657,000
 accounts:
Allowance for doubtful items