Form 10-Q
period 2000-03-31
TRIKON TECHNOLOGIES INC
filed 2000-05-12
CIK 868326

                                 UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington D.C.  20549



                                   FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ----------------------

                        Commission file number 0-26482

                           TRIKON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         California                                               95-4054321
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or  organization)                             Identification No.)

Ringland Way, Newport, Gwent NP18 2TA, United Kingdom
-----------------------------------------------------        -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code    44-1633-414-000
                                                  ------------------------------

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

                            Yes      X           No
                                ------------        ------------

As of May 9, 2000, the total number of outstanding shares of the Registrant's common stock was 10,634,004.

                           Trikon Technologies, Inc.

                                     INDEX

                  PAGE
                 NUMBER
                 -------
PART I. FINANCIAL INFORMATION
Item 1.       Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited) and
              December 31, 1999....................................................................    3

              Unaudited Condensed Consolidated Statements of Operations for the Three
              Months ended March 31, 2000, and 1999................................................    5

              Unaudited Condensed Consolidated Statements of Cash Flows for the Three
              Months ended March 31, 2000, and 1999................................................    6

              Notes to Unaudited Condensed Consolidated Financial Statements.......................    7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations...........................................................................    9

Item 3.       Quantitative and Qualitative Disclosure about Market Risk............................   12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings....................................................................   13

Item 6.       Exhibits and Reports on Form 8-K.....................................................   13

SIGNATURE PAGE.....................................................................................   14

EXHIBITS...........................................................................................   15


                           Trikon Technologies, Inc.

          PART 1   FINANCIAL INFORMATION
ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          CONDENSED CONSOLIDATED BALANCE SHEETS

             (In thousands except share data)


                                                                        March 31,       December 31,
                                                                          2000            1999(1)
                                                                      -----------      ------------
                                                                      (unaudited)
Assets
Current assets:
  Cash and cash equivalents......................................       $  1,498          $ 3,927
  Accounts receivable, net of reserves...........................         18,856           15,471
  Inventories, net of reserves...................................         20,913           19,256
  Other current assets...........................................          1,975            2,129
                                                                        --------          -------
  Total current assets...........................................         43,242           40,783

  Property, equipment and leasehold improvements, net of                  17,200           15,217
   accumulated depreciation and amortization.....................
  Demonstration systems, net of accumulated depreciation.........          1,310              860
  Deferred bond financing costs..................................             48               55
  Other assets...................................................            353              363
                                                                        --------          -------
  Total assets...................................................       $ 62,153          $57,278
                                                                        ========          =======


ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

          (In thousands except share data)


                                                                         March 31,       December 31,
                                                                           2000            1999(1)
                                                                       -----------      ------------
                                                                       (unaudited)
Liabilities and shareholders' equity
  Current liabilities:
  Accounts payable and accrued expenses..........................            12,454          9,646
  Sales returns payable..........................................             2,264          3,664
  Other current liabilities......................................             5,639          4,102
                                                                        -----------      ---------
  Total current liabilities......................................            20,357         17,412

  Convertible subordinated notes ................................             3,130          4,147
  Other non-current liabilities  ................................             4,096          4,115
                                                                        -----------      ---------
                                                                             27,583         25,674

  Shareholders' equity:
  Preferred Stock:                                                           16,016         31,979
  Authorized shares -- 20,000,000
  Series H Preferred Stock, no par value $10 per share
   liquidation preference
  Designated shares - 3,500,000
         Issued and outstanding -- 1,601,559 at March 31, 2000
          and 3,197,898 at December 31, 1999.....................
  Common Stock, no par value:                                               216,525        199,019
  Authorized shares -- 11,000,000
  Issued and outstanding -- 10,634,004 at March 31, 2000 and
   9,404,606 at December 31, 1999................................
  Cumulative translation adjustment..............................            (2,534)        (2,177)
  Deferred compensation..........................................            (4,741)        (5,121)
  Accumulated deficit............................................          (190,696)      (192,096)
                                                                        -----------      ---------
  Total shareholders' equity.....................................            34,570         31,604
                                                                        -----------      ---------
  Total liabilities and shareholders' equity.....................       $    62,153      $  57,278
                                                                        ===========      =========

(1) The Balance Sheet at December 31, 1999, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands except per share data)

                                                      Three Months Ended
                                        -------------------------------------------
                                             March 31,                March 31,
                                               2000                      1999
                                        -----------------       -------------------
Revenues:
 Product sales                          $          18,642       $             8,716
                                        -----------------       -------------------


Costs and expenses:
 Cost of goods sold...............                  9,818                     5,773
 Research and development.........                  1,700                     1,597
 Selling, general and                               4,941                     3,863
  administrative..................
                                        -----------------       -------------------
                                                   16,459                    11,233

 Income (Loss) from operations....                  2,183                    (2,517)
 Interest (expense), net..........                    (55)                      (66)
                                        -----------------       -------------------


Income (Loss) before income tax                     2,128                    (2,583)
 provision........................
 Income tax provision.............                    229                        46
                                        -----------------       -------------------
Net income (loss)                       $           1,899       $            (2,629)
                                        =================       ===================
Net income (loss) applicable
  to common shares................      $           1,345       $            (3,229)
                                        =================       ===================

Earnings (loss) per common share
 data:
 Basic............................      $            0.16       $             (0.39)
 Diluted..........................      $            0.15       $             (0.39)
                                        =================       ===================

Average common shares used in
 calculation:
 Basic                                              8,665                     8,254
 Diluted                                            9,237                     8,254
                                        =================       ===================

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                                            Three months ended
                                                                      ------------------------------
                                                                      March 31,            March 31,
                                                                        2000                 1999
                                                                      -----------        -----------
Net cash used in operating activities...........................      $   (1,756)        $   (2,753)

INVESTING ACTIVITIES
  Net (purchases) sales of property, equipment and leasehold                (758)                26
   improvements.................................................

FINANCING ACTIVITIES
  New financings on capital leases..........                                  96                 --
  Payments on capital lease obligations.........................             (11)               (69)
                                                                      ----------         ----------
Net cash provided by (used in) financing activities.............              85                (69)
                                                                      ----------         ----------


Net decrease in cash and cash equivalents.......................          (2,429)            (2,796)
Cash and cash equivalents at beginning of period                           3,927              7,891
                                                                      ----------         ----------

Cash and cash equivalents at end of period                            $    1,498         $    5,095
                                                                      ==========         ==========

   See Notes to Unaudited Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 2000

NOTE A  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. Implementation of guidance prescribed in SAB 101, which all registrants are expected to apply, would result in a change in the Company's revenue recognition policy as applied to system sales from the date of shipment and transfer of title to the date of final acceptance and would have the effect of later revenue recognition. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change in its revenue recognition policy resulting from SAB 101 would first be reported in the quarter ending June 30, 2000. Any consequent deferral of revenue for shipments previously reported as revenue which had not been accepted by customers would result in a cumulative adjustment in the second quarter of fiscal 2000 in respect of shipments not accepted as of December 31, 1999, and a restatement of results for the first quarter of fiscal 2000 in respect of shipments not accepted as of March 31, 2000. This adjustment would have a material adverse effect on reported net income for the first and second quarter of fiscal 2000, the six months ending June 30, 2000 and for fiscal 2000 as a whole. The Company is progressing its assessment of the detailed impact of SAB 101 on its financial statements. However, implementation of SAB 101 will not affect the fundamental aspects of the Company's operations as measured by its shipments and cash flow.

NOTE B  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                                    March 31,                    December 31,
                                                      2000                           1999
                                            ------------------------        --------------------
Components..........................        $                  3,389        $              3,614
Work in process.....................                          17,276                      13,840
Finished goods......................                             248                       1,802
                                            ------------------------        --------------------
                                            $                 20,913        $            $19,256
                                            ========================        ====================

NOTE C  NET INCOME (LOSS) APPLICABLE TO COMMON SHARES

Net income (loss) applicable to common shares is the net income (loss) for the period less preferred stock dividend costs for the period. Preferred stock dividend costs amounted to $554,000 for the quarter ended March 31, 2000 and $600,000 for the quarter ended March 31, 1999.

NOTE D  NET INCOME (LOSS) PER SHARE

Basic and diluted earnings (loss) per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings
(loss) per share for the three months ended March 31, 2000 and March 31, 1999 exclude the effect of

1,149,281 restricted shares of common stock which are contingently issuable to the Company's Chairman of the Board. Diluted earnings per share for the three months ended March 31, 2000 and March 31, 1999 exclude the effects of the restricted common stock because under the treasury stock method these shares are anti-dilutive. Diluted earnings (loss) per share for the three months ended March 31, 1999 excluded the effects of all outstanding stock options because the exercise price of such stock options exceeded the market price of the underlying stock.

NOTE  E  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income (loss) and currency translation adjustment for the period. Translation adjustments were $(0.4 million) for the three months ended March 31, 2000 and $(1.1 million) for the three months ended March 31, 1999. Total comprehensive income (loss) for the three months ended March 31, 2000 and March 31, 1999 were $1.5 million and $(3.8 million), respectively.

NOTE F   CONVERTIBLE SUBORDINATED NOTES

During the quarter ended March 31, 2000, the Company exchanged $1,017,000 of 7 1/8% Convertible Subordinated Notes due 2001 plus accrued interest for 84,466 shares of Common Stock.

NOTE G   PREFERRED STOCK

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion.

In May 1998, in conjunction with an exchange offer made to the holders of Convertible Notes, the Company issued 2,855,754 new shares of Series H Preferred Stock. The Series H Preferred Stock will be redeemable at the option of the Company for cash on June 30, 2001, at a redemption price equal to the stated amount and the holders of the Series H Preferred Stock shall be entitled to receive dividends at an annual rate of 8 1/8% of the stated amount payable annually, at the option of the Company, in cash or additional shares of preferred stock or any combination thereof. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved. Since the issue, dividends due to holders of Series H Preferred Stock have been paid by the issue of additional shares of Series H Preferred Stock. During the fiscal quarter ended March 31, 2000, the Company exchanged 1,596,339 shares of Series H Preferred Stock plus accrued dividend rights for 1,144,932 shares of Common Stock.

                           Trikon Technologies, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon should be read in conjunction with the consolidated financial statements of Trikon and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, assumptions and projections and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include but are not limited to, availability of financial resources adequate for the Company's medium- and long-term needs, the acceptance of the Company's technologies and processes for the development and manufacture of semiconductors, the overall market demand for semiconductors, the demand for the Company's products in particular, as well as those set forth under "Quantitative and Qualitative Disclosure about Market Risk," and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:


                                                  March 31,               March 31,
                                                    2000                    1999
                                                    -----                  ------
Product revenues...........................               100.0%             100.0%
Cost of goods sold                                         52.7               66.2
                                           ---------------------------------------

Gross margin...............................                47.3               33.8

Operating expenses:
  Research and development.................                 9.1               18.3
  Selling, general and administrative......                26.5               44.3
                                           ---------------------------------------

Total operating expenses...................                35.6               62.6
                                           ---------------------------------------

Income (loss) from operations..............                11.7              (28.8)
Interest (expense), net....................                (0.3)              (0.8)
                                           ---------------------------------------


Income (loss) before income tax benefit....                11.4              (29.6)
Income tax provision.......................                 1.2                0.5
                                           ---------------------------------------
Net income (loss)..........................                10.2%            (30.1)%
                                           =======================================

PRODUCT REVENUES. Product revenues for the first quarter of fiscal 2000 increased 114% to $18.6 million compared to $8.7 million for the same quarter of fiscal 1999. The increase was attributable primarily to increased shipments of systems.

Sales outside of the United States accounted for approximately 77% of total revenues in the first quarter of 2000 and 62% of total revenues in the first quarter of 1999. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. Implementation of guidance prescribed in SAB 101, which all registrants are expected to apply, would result in a change in the Company's revenue recognition policy as applied to system sales from the date of shipment and transfer of title to the date of final acceptance and would have the effect of later revenue recognition. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change in its revenue recognition policy resulting from SAB 101 would first be reported in the quarter ending June 30, 2000. Any consequent deferral of revenue for shipments previously reported as revenue which had not been accepted by customers would result in a cumulative adjustment in the second quarter of fiscal 2000 in respect of shipments not accepted as of December 31, 1999, and a restatement of results for the first quarter of fiscal 2000 in respect of shipments not accepted as of March 31, 2000. This adjustment would have a material adverse effect on reported net income for the first and second quarter of fiscal 2000, the six months ending June 30, 2000 and for fiscal 2000 as a whole. The Company is progressing its assessment of the detailed impact of SAB 101 on its financial statements. However, implementation of SAB 101 will not affect the fundamental aspects of the Company's operations as measured by its shipments and cash flow.

GROSS MARGIN ON PRODUCT REVENUES. The Company's gross margin on product revenues for the first quarter of fiscal 2000 was 47% as compared to 34% for the first quarter of fiscal 1999. The improvement in gross margins in the current period compared with the same period of 1999 results from productivity gains from increased production volumes.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended March 31, 2000 were $1.7 million, or 9% of total revenues. This compares with $1.6 million, or 18% of total revenues, for the same period of fiscal 1999. The major focus of the Company's research and development efforts continues to be the development of new processes in further advancing its proprietary physical vapor deposition (PVD), chemical vapor deposition (CVD) and etch technologies as well as adding enhancements to its existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 2000 were $4.9 million, or 27% of total revenues, compared to $3.9 million, or 44% of total revenues, in the first quarter of fiscal 1999. The increase in these expenses between the first three months of 1999 and the first three months of 2000 is primarily due to increased selling and marketing effort between the two periods and higher general and administrative costs resulting from the increased level of business between the two periods.

INCOME (LOSS) FROM OPERATIONS. The Company realized a profit from operations of $2.2 million in the first quarter of 2000 compared with a $2.5 million loss from operations in the first quarter of fiscal 1999. The operating margin for the first quarter of fiscal 2000 was 11.7% compared with a deficit of 28.8% for the same period of 1999. The improvement in operating result between the two periods was due to increased revenues and improved gross margins resulting in an increase in gross profits of $5.9 million, less increased operating costs of $1.2 million.

INTEREST EXPENSE, NET. Interest expense, net was $0.1 million in the first quarter of fiscal 2000 compared with interest expense, net of $0.1 million in the first quarter of fiscal 1999. Interest expense is primarily in respect of interest payable to the holders of convertible debt. Interest expense for the three months ended March 31, 2000 and 1999 is net of interest income of $0.1 million and $0.1 million respectively.

INCOME TAXES.   The income tax charge for the three months ended March 31, 2000 and 1999 represents tax on earnings of overseas subsidiaries. The Company's ability to use its domestic and foreign net operating losses and credit carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986, as amended and similar state provisions.

The Company has operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, the Company's consolidated effective tax rate may increase to the extent it reports tax losses in some subsidiaries and taxable income in others. The subsidiaries are subject to taxation in countries where they operate, and such operations generally are taxed at rates similar to or higher than tax rates in the United States. The payment of dividends or distributions by the subsidiaries to the United States would be subject to withholding taxes in the country of domicile and may be mitigated under the terms of relevant tax treaties.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had $1.5 million in cash and cash equivalents, compared to $3.9 million at December 31, 1999. The decrease in cash and cash equivalents principally resulted from cash utilized in operating activities. The Company also had unused credit facilities of approximately $5.4 million at March 31, 2000.

During the first quarter of 2000, the Company issued 1,229,398 shares of its common stock in exchange for an aggregate of $1,017,000 face value of its outstanding 7 1/8% Subordinated Convertible Notes due 2001 plus accrued interest and 1,596,339 shares of its Series H Preferred Stock. As a result, the Company has reduced its interest expense and dividend obligations.

The Company expects that its anticipated cash flow and credit facility will be sufficient to meet its normal operating requirements over the near term.


YEAR 2000

The Company has not incurred any material costs in connection with the year 2000 issue in the first quarter of fiscal 2000 and management are not aware of any related issues that will result in material future costs.

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

The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include the Company's manufacturing and administrative cost base which is predominately in British Pounds, and product sales outside the United States which may be expressed in currencies other than the United States dollar. The Company constantly monitors currency exchange rates and matches currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at March 31, 2000 and December 31, 1999, the Company had no open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British Pound against all other currencies in the second quarter of 2000 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash-flow by approximately $1.8 million. The same increase in the value of the British Pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $2.7 million. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British Pound. In reality, some currencies may weaken while others may strengthen.

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

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

TRIKON TECHNOLOGIES, INC.

Date:  May 10, 2000                      /s/ Nigel Wheeler
                                         --------------------------
                                         Nigel Wheeler
                                         Chief Executive Officer, Chief
                                         Operating
                                         Officer, President and Director


Date:  May 10, 2000                      /s/ Jeremy Linnert
                                         --------------------------
                                         Jeremy Linnert
                                         Chief Financial Officer

                           Trikon Technologies, Inc.

                                                       Trikon Technologies, Inc.

                                 EXHIBIT INDEX

Exhibit No.     Page No.      Description
-----------     --------      -----------
   27.1                       Financial Statement Data