Form 10-Q
period 2000-06-30
TRIKON TECHNOLOGIES INC
filed 2000-08-11
CIK 868326

                                 UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington D.C.  20549



                                   FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     ----------------

                        Commission file number 0-26482

                           TRIKON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         California                                        95-4054321
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S. EmployerIdentification No.)
 incorporation or organization)

   Ringland Way, Newport, Gwent NP18 2TA, United Kingdom
--------------------------------------------------------      ------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code      44-1633-414-000
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

As of August 3, 2000 the total number of outstanding shares of the Registrant's
common stock was 11,668,730.               .

                           Trikon Technologies, Inc.

                                     INDEX

                                                                                                  PAGE
                                                                                                NUMBER
                                                                                                ------
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and
         December 31, 1999....................................................................... 3

         Unaudited Condensed Consolidated Statements of Operations for the Three
         Months ended June 30, 2000, and 1999 and for the Six Months ended June 30,
         2000 and 1999........................................................................... 5

         Unaudited Condensed Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2000, and 1999.................................................... 6

         Notes to Unaudited Condensed Consolidated Financial Statements.......................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...............................12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................13

Item 6.  Exhibits and Reports on Form 8-K........................................................13

SIGNATURE PAGE...................................................................................14

EXHIBITS.........................................................................................15

                           Trikon Technologies, Inc.

PART 1 FINANCIAL INFORMATION
ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       CONDENSED CONSOLIDATED BALANCE SHEETS

          (In thousands)


                                                                               June 30,                  December 31,
                                                                               -------                   ------------
                                                                                2000                       1999(1)
                                                                                ----                     ------------
                                                                             (unaudited)
Assets
Current assets:
  Cash and cash equivalents......................................       $                4,880       $              3,927
  Accounts receivable, net of reserves...........................                       24,924                     15,471
  Inventories, net of reserves...................................                       25,038                     19,256
  Other current assets...........................................                        2,927                      2,129
                                                                        ----------------------       --------------------
  Total current assets...........................................                       57,769                     40,783

  Property, equipment and leasehold improvements, net of                                17,400                     15,217
   accumulated depreciation and amortization.....................
  Demonstration systems, net of accumulated depreciation.........                        1,236                        860
  Deferred bond financing costs..................................                           41                         55
  Other assets...................................................                          242                        363
                                                                        ----------------------       --------------------
  Total assets...................................................       $               76,688       $             57,278
                                                                        ======================       ====================

Liabilities and shareholders' equity
  Current liabilities:
  Accounts payable and accrued expenses..........................                       17,884                      9,646
  Sales returns payable..........................................                        1,064                      3,664
  Current portion of long-term debt..............................                        3,775                          -
  Other current liabilities......................................                        6,855                      4,102
                                                                        ----------------------       --------------------
  Total current liabilities......................................                       29,578                     17,412

  Convertible subordinated notes.................................                        1,505                      4,147
  Long-term debt, less current portion...........................                        3,775                          -
  Other non-current liabilities..................................                        3,871                      4,115
                                                                        ----------------------       --------------------
                                                                                        38,729                     25,674

ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


          (In thousands except share data)



                                                                                     June 30,                  December 31,
                                                                                     --------                  ------------
                                                                                       2000                      1999 (1)
                                                                                       ----                      --------
                                                                                    (unaudited)
                                                                                    -----------
  Shareholders' equity:
  Preferred Stock:                                                                      4,348                      31,979
  Authorized shares -- 20,000,000
         Series H Preferred Stock, no par value $10 per share
           liquidation preference
         Designated shares - 3,500,000
         Issued and outstanding -- 434,793 at June 30, 2000 and
         3,197,898 at December 31, 1999..........................
  Common Stock, no par value:                                                         230,634                     199,019
         Authorized shares -- 15,000,000
         Issued and outstanding -- 11,659,965 at June 30, 2000 and
         9,404,606 at December 31, 1999..........................
  Cumulative translation adjustment..............................                      (4,838)                     (2,177)
  Deferred compensation..........................................                      (4,361)                     (5,121)
  Accumulated deficit............................................                    (187,824)                   (192,096)
                                                                        ---------------------        --------------------
  Total shareholders' equity.....................................                      37,959                      31,604
                                                                        ---------------------        --------------------
  Total liabilities and shareholders' equity.....................       $              76,688        $             57,278
                                                                        =====================        ====================

(1) The Balance Sheet at December 31, 1999, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 (In thousands)

                                         Three Months Ended           Six Months Ended
                                     ------------------------    ------------------------
                                       June 30,      June 30,      June 30,      June 30,
                                           2000          1999          2000          1999
                                     ----------    ----------    ----------    ----------
Revenues:
 Product sales                       $   25,651    $   10,813    $   44,293    $   19,529
 License revenues.................          350         2,144           350         2,144
                                     ----------    ----------    ----------    ----------
                                         26,001        12,957        44,643        21,673
Costs and expenses:
 Cost of goods sold...............       14,113         6,625        23,931        12,398
 Research and development.........        2,316         1,597         4,016         3,194
 Selling, general and                     5,802         2,767        10,743         6,630
  administrative..................
                                     ----------    ----------    ----------    ----------
                                         22,231        10,989        38,690        22,222
                                     ----------    ----------    ----------    ----------

 Income (Loss) from operations            3,770         1,968         5,953          (549)
 Interest (expense), net..........          (52)          (48)         (107)         (114)
                                     ----------    ----------    ----------    ----------

Income (Loss) before income tax           3,718         1,920         5,846          (663)
 provision........................
 Income tax provision.............           48            38           277            84

                                     ----------    ----------    ----------    ----------
Net income (loss)                    $    3,670    $    1,882    $    5,569    $     (747)
                                     ==========    ==========    ==========    ==========
Net income (loss) applicable         $    3,398    $    1,262    $    4,743    $   (1,967)
  to common shares
                                     ==========    ==========    ==========    ==========
Earnings (loss) per common share
 data:
    Basic                                  0.35          0.15          0.52         (0.24)
                                     ----------    ----------    ----------    ----------
    Diluted                                0.33          0.15          0.49         (0.24)
                                     ----------    ----------    ----------    ----------

Average common shares used in the
 calculation:
 Basic                                    9,741         8,253         9,203         8,253
 Diluted                                 10,327         8,405         9,779         8,253

   See Notes to Unaudited Condensed Consolidated Financial Statements.

                         Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                                                      Six months ended
                                                                      ---------------------------------------------------
                                                                             June 30,                      June 30,
                                                                               2000                          1999
                                                                      --------------------         ----------------------
Net cash arising from (used in) operating activities............      $             (4,379)        $                  471

INVESTING ACTIVITIES
  Net purchases of property, equipment and leasehold                                (2,250)                           (35)
   improvements.................................................

FINANCING ACTIVITIES
  Proceeds of medium term bank loan.............................                     7,550                              -
  Receipts (payments)  - capital lease obligations..............                        32                           (121)
                                                                      --------------------         ----------------------
  Net cash arising from (used in) financing activities..........                     7,582                           (121)
                                                                      --------------------         ----------------------

Net increase in cash and cash equivalents.......................                       953                            315
Cash and cash equivalents at beginning of period                                     3,927                          7,891
                                                                      --------------------         ----------------------
Cash and cash equivalents at end of period                            $              4,880         $                8,206
                                                                      ====================         ======================

   See Notes to Unaudited Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2000

NOTE A  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. Implementation of guidance prescribed in SAB 101 and which all registrants are expected to apply, would result in a change in the Company's revenue recognition policy as applied to system sales from the date of shipment and transfer of title to the date of final acceptance which would therefore have the effect of later revenue recognition. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change in its revenue recognition policy resulting from SAB 101 would be accounted for in the fourth quarter of fiscal 2000 and reported in the financial statements for the year ending December 31, 2000. Any consequent deferral of revenue for shipments previously reported as revenue which had not been accepted by customers would result in a cumulative adjustment in the fourth quarter of fiscal 2000 in respect of shipments not accepted as of December 31, 1999. This adjustment would have a material adverse effect on reported net income for the year ending December 31, 2000. The Company is still reviewing its assessment of the detailed impact of SAB 101 on its financial statements. However, implementation of SAB 101 will not affect the fundamental aspects of the Company's operations as measured by its shipments and cash flow.

NOTE B  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                                     June 30,                    December 31,
                                                       2000                         1999
                                            ------------------------        --------------------
Components..........................        $                  3,474        $              3,614
Work in process.....................                          19,884                      13,840
Finished goods......................                           1,680                       1,802
                                            ------------------------        --------------------
                                            $                 25,038        $             19,256
                                            ========================        ====================

NOTE C  NET INCOME (LOSS) APPLICABLE TO COMMON SHARES

Net income (loss) applicable to common shares is the net income (loss) for the period less preferred stock dividend costs for the period. Preferred stock dividend costs amounted to $ 272,000 for the quarter ended June 30, 2000 and $826,000 for the six months ended June 30, 2000 compared with $620,000 for the quarter ended June 30, 1999 and $1.22 million for the six months ended June 30, 1999.

NOTE D  NET INCOME (LOSS) PER SHARE

Basic and diluted earnings (loss) per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings
(loss) per share for the three and six months ended June 30, 2000 and June 30, 1999 excludes the effect of 1,149,281 restricted shares of common stock which are contingently issuable to the Company's Chairman of the

Board. Diluted earnings (loss) per share for all periods excludes the effects of the restricted common stock because under the treasury stock method these shares are anti-dilutive. Diluted loss per share for the six months ended June 30, 1999 also excludes the effect of all outstanding stock options since they are anti-dilutive for periods in which the Company incurs a net loss.

NOTE  E  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income (loss) and currency translation adjustment for the period. Translation adjustments were ($2.3 million) and ($2.7 million) for the three and six months ended June 30, 2000 respectively and $(1.0 million) and $(2.1million) for the three and six months ended June 30, 1999 respectively. Total comprehensive income for the three and six months ended June 30, 2000 were $1.4 million and $2.9 million respectively. Total comprehensive income (loss) for the three and six months ended June 30, 1999 were $0.9 million and $(2.8 million) respectively.

NOTE F   CONVERTIBLE SUBORDINATED NOTES

During the first half of fiscal 2000, Trikon exchanged $2,642,000 of 7 1/8% Convertible Subordinated Notes due 2001 plus accrued interest for 204,493 shares of Common Stock.

NOTE G  PREFERRED STOCK

The Board of Directors has the authority to issue up to 20,000,000 shares of preferred stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion.

In May 1998, in conjunction with an exchange offer made to the holders of Convertible Notes, the Company issued 2,855,754 new shares of Series H Preferred Stock. The Series H Preferred Stock will be redeemable at the option of the Company for cash on June 30, 2001, at a redemption price equal to the stated amount and the holders of the Series H Preferred Stock shall be entitled to receive dividends at an annual rate of 8 1/8% of the stated amount payable annually, at the option of the Company, in cash or additional shares of preferred stock or any combination thereof. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved. Since the issue, dividends due to holders of Series H Preferred Stock have been paid by the issue of additional shares of Series H Preferred Stock. During the six months ended June 30, 2000, the Company exchanged a total of 2,828,169 shares of Series H Preferred Stock plus accrued dividend rights for 2,050,866 shares of Common Stock.

                           Trikon Technologies, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Trikon should be read in conjunction with the consolidated financial statements of Trikon and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, assumptions and projections and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include but are not limited to, availability of financial resources adequate for the Company's short, medium- and long-term needs, product demand and market acceptance, uncertainty about the effectiveness of the restructuring and the adequacy of the provisions made in connection with the restructuring, as well as those set forth under "Quantitative and Qualitative Disclosure about Market Risk", and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                            Three months ended                       Six months ended
                                           --------------------------------------------------------------------------------
                                                        June 30,            June 30,            June 30,             June 30,
                                                          2000                1999                 2000                1999
                                                         -----               -----                -----               -----
Product revenues...........................               98.7%               83.5%                99.2%               90.1%
License revenues...........................                1.3                16.5                  0.8                 9.9
                                           --------------------------------------------------------------------------------

Total revenues.............................              100.0               100.0                100.0               100.0
Cost of goods sold                                        54.3                51.1                 53.6                57.2
                                           --------------------------------------------------------------------------------
Gross margin...............................               45.7                48.9                 46.4                42.8

Operating expenses:
  Research and development.................                8.9                12.3                  9.0                14.7
  Selling, general and administrative......               22.3                21.4                 24.1                30.6
                                           --------------------------------------------------------------------------------

Total operating expenses...................               31.2                33.7                 33.1                45.3
                                           --------------------------------------------------------------------------------

Income (loss) from operations..............               14.5                15.2                 13.3                (2.5)
Interest expense, net......................               (0.2)               (0.4)                (0.2)               (0.5)
                                           --------------------------------------------------------------------------------

Income (loss) before income tax benefit....               14.3                14.8                 13.1                (3.0)
Income tax provision.......................                0.2                 0.3                  0.6                 0.4
                                           --------------------------------------------------------------------------------
Net income (loss)..........................               14.1%               14.5%                12.5%              (3.4)%
                                           ================================================================================

PRODUCT REVENUES. Product revenues for the second quarter of fiscal 2000 increased 137% to $25.6 million compared to $10.8 million for the second quarter of fiscal 1999. Product revenues for the six months ended June 30, 2000 increased by 127% to $44.3 million compared with $19.5 million for the six months ended June 30, 1999. The increases in the three and six month periods ended June 30, 2000 over the same periods of 1999 are due to increased shipment of products.

Sales outside of the United States accounted for approximately 83% of total revenues in the second quarter of 2000 and 63% of total revenues in the second quarter of 1999. Sales outside the United States accounted for approximately 80% and 63% of total revenues in the six months ended June 30, 2000 and 1999, respectively. Excluding license revenues, sales outside the United States accounted for 76% of product revenues for the second quarter of 1999 and 70% of product revenues for the six months ended June 30, 1999. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. Implementation of guidance prescribed in SAB 101 and which all registrants are expected to apply, would result in a change in the Company's revenue recognition policy as applied to system sales from the date of shipment and transfer of title to the date of final acceptance which would therefore have the effect of later revenue recognition. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change in its revenue recognition policy resulting from SAB 101 would be accounted for in the fourth quarter of fiscal 2000 and reported in the financial statements for the year ending December 31, 2000. Any consequent deferral of revenue for shipments previously reported as revenue, which had not been accepted by customers would result in a cumulative adjustment in the fourth quarter of fiscal 2000 in respect of shipments not accepted as of December 31, 1999. This adjustment would have a material adverse effect on reported net income for the year ending December 31, 2000. The Company is still reviewing its assessment of the detailed impact of SAB 101 on its financial statements. However, implementation of SAB 101 will not affect the fundamental aspects of the Company's operations as measured by its shipments and cash flow.

LICENSE REVENUES. License revenues in the quarter ended June 30, 2000 relate to power supply technology. The license provides for royalty income based upon product sales using the technology over the next seven years with a minimum of $500,000 over that period. The license income in the three and six month periods ended June 30, 1999 was a portion of the fee due on the sale of a non-exclusive worldwide license of MORI(TM) source technology to Lam Research Corporation.

GROSS MARGIN ON PRODUCT REVENUES. Excluding license revenues, the Company's gross margin on product revenues for the second quarter of fiscal 2000 was 45% as compared to 39% for the second quarter of fiscal 1999. For the six months ended June 30, 2000, the gross margin on product sales was 46% compared with 37% for the six months ended June 30, 1999. The improvements in gross margins in the current fiscal year reflect productivity gains resulting from increased production volumes.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three and six months ended June 30, 2000 were $2.3 million and $4.0 million, or 8.9% and 9.0% of total revenues respectively. This compares with $1.6 million and $3.2 million, or 12% and 15% of total revenues respectively, for the same periods of fiscal 1999. The major focus of the Company's research and development efforts continues to be the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 2000 were $5.8 million, or 22% of total revenues, compared to $2.8 million, or 21% of total revenues, in the second quarter of fiscal 1999. Selling, general and administrative expenses for the quarter ended June 30, 2000 included a non-recurring charge of $1.5 million in respect of a conditional bonus due to the Company's Chairman in connection with the Company's restructuring and includes exchange gains of $0.7 million. Selling, general and administrative expenses in the three months ended June 30, 1999 are stated after release of an allowance against accounts receivable of $1.1 million. Excluding these items, selling, general and administrative expenses were 19% of total revenues in the second quarter of fiscal 2000 and 30% of total revenues in the second quarter of fiscal 1999. Selling, general and administrative expenses for the first six months of 2000 were $10.7 million or 24% of total revenues compared with $6.6 million or 31% of total revenues in the same period of 1999.

INCOME (LOSS) FROM OPERATIONS. The Company realized income from operations of $3.8 million in the second quarter of 2000 compared with $2.0 million in the second quarter of fiscal 1999. The income from operations in second quarter of fiscal 2000 is after a non-recurring charge of $1.5 million and exchange gains of $0.7 million. The income from operations in the second quarter of fiscal 1999 was after release of an allowance against accounts receivable of $1.1 million. During the first half of 2000, operating income was $6.0 million compared with an operating loss of $0.5 million in the same period of 1999. The improvement in operating result between the three and six month periods ended June 30, 1999 and the same periods of the current fiscal year was due to increased revenues and improved gross margins less increases in operating expenses.

INTEREST EXPENSE, NET. Interest expense, net was $52,000 in the second quarter of fiscal 2000, compared with $48,000 in the second quarter of fiscal 1999, and was $107,000 in the first half of 2000 compared with $114,000 in the first half of 1999. The interest expense is primarily due to the accrual of interest payable to the holders of the convertible debt. The reduction in interest expense between the first quarter and half of 1999 and the same periods of 2000 arises from the elimination of interest due on 7 1/8% Convertible Subordinated Notes due 2001 exchanged for shares of Common Stock during the six months ended June 30, 2000. Interest expense for the half years ended June 30, 2000 and 1999 is net of interest income of $0.1 million.

INCOME TAXES.   The income tax charges for the three and six months ended June
30, 2000 and 1999 represent overseas tax on income arising in certain foreign subsidiaries in those periods.

The Company's ability to use its domestic and foreign net operating losses and credit carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986, as amended, and similar state provisions.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had $4.9 million in cash and cash equivalents, compared to $3.9 million at December 31, 1999. During the quarter ended June 30, 2000, the Company drew down a term loan of 5 million British Pounds (approximately $7.6 million) from a British bank. The term loan carries a variable rate of interest and is repayable in quarterly installments over the two years ended June 29, 2002. Interest is presently payable at the rate of 7.73% per annum. The company also has an overdraft (credit) facility with the same bank of up to 7.5 million British Pounds ($11.3 million). No amount is presently outstanding under this facility. The increase in cash and cash equivalents for the second quarter, 2000 resulted from the drawn down of the medium term loan less cash outflow from operating activities.

During the first half of fiscal 2000, Trikon has issued 2,255,359 shares of its common stock in exchange for an aggregate of $2,642,000 face value of its outstanding 7 1/8% Subordinated Convertible Notes due 2001 plus accrued interest and 2,828,169 shares of its Series H Preferred Stock. As a result, Trikon has reduced its interest expense and dividend obligations.

The Company expects that its cash balance and anticipated cash flow will be sufficient to meet its normal operating requirements over the medium term.

YEAR 2000

The Company has not incurred any material costs in connection with the year 2000 issue in the first half of fiscal 2000 and management are not aware of any related issues that will result in material future costs.

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

The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include the Company's manufacturing and administrative cost base which is predominately in British Pounds, and product sales outside the United States which may be expressed in currencies other than the United States dollar. The Company constantly monitors currency exchange rates and matches currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at June 30, 2000 and December 31, 1999 the Company had no open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British Pound against all other currencies in the third quarter of 2000 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash-flow by approximately $1.9 million. The same increase in the value of the British Pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $2.6 million. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British Pound. In reality, some currencies may weaken while others may strengthen.

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

TRIKON TECHNOLOGIES, INC.

Date:  August 8, 2000                    /s/Nigel Wheeler
                                          ------------------------------
                                         Nigel Wheeler
                                         Chief Executive Officer, Chief
                                         Operating Officer, President and
                                         Director

                                         /s/Jeremy Linnert
                                          ------------------------------
                                         Jeremy Linnert
                                         Chief Financial Officer

                           Trikon Technologies, Inc.

                                 EXHIBIT INDEX

Exhibit No.       Page No.           Description
-----------       --------           -----------
   27.1                              Financial Statement Data

15