Form 10-Q
period 2000-09-30
TRIKON TECHNOLOGIES INC
filed 2000-11-14
CIK 868326

                                 UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington D.C.  20549



                                   FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

                        Commission file number 0-26482
                           TRIKON TECHNOLOGIES, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        California                                    95-4054321
_______________________________           ___________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)




Ringland Way, Newport,Gwent NP18 2TA, United Kingdom
_____________________________________________________      _________
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       44-1633-414-000
                                                         _______________
                                Not Applicable
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes      X           No
              ---              __

As of October 31, 2000, the total number of outstanding shares of the Registrant's common stock was 11,674,491.

                           Trikon Technologies, Inc.

                                     INDEX

                                                                                                                    PAGE
                                                                                                                   NUMBER
                                                                                                                   ------
PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999...........    3
           Unaudited Condensed Consolidated Statements of Operations for the Three.................................
           Months ended September 30, 2000, and 1999 and for the Nine Months ended
           September 30, 2000 and 1999.............................................................................    5

           Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
           Months ended September 30, 2000, and 1999...............................................................    6
           Notes to Unaudited Condensed Consolidated Financial Statements..........................................    7
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................   10

Item 3.    Quantitative and Qualitative Disclosure about Market Risk...............................................   14

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................................................   15
Item 6.    Exhibits and Reports on Form 8-K........................................................................   15

SIGNATURE PAGE.....................................................................................................   16

EXHIBITS...........................................................................................................   17


                           Trikon Technologies, Inc.

PART 1  FINANCIAL INFORMATION
ITEM 1  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        CONDENSED CONSOLIDATED BALANCE SHEETS

          (In thousands)

                                                                                      September 30,               December 31,
                                                                                         2000                        1999(1)
                                                                                      ----------                 ------------
                                                                                      (unaudited)
Assets
Current assets:
  Cash and cash equivalents......................................       $                6,049       $              3,927
  Accounts receivable, net of reserves...........................                       26,515                     15,471
  Inventories, net of reserves...................................                       28,620                     19,256
  Other current assets...........................................                        2,224                      2,129
                                                                        ----------------------       --------------------
  Total current assets...........................................                       63,408                     40,783

  Property, equipment and leasehold improvements, net of                                17,260                     15,217
   accumulated depreciation and amortization.....................
  Demonstration systems, net of accumulated depreciation.........                          563                        860
  Deferred bond financing costs..................................                           34                         55
  Other assets...................................................                          206                        363
                                                                        ----------------------       --------------------
  Total assets...................................................       $               81,471       $             57,278
                                                                        ======================       ====================


Liabilities and shareholders' equity
  Current liabilities:
  Accounts payable and accrued expenses..........................                       16,236                      9,646
  Sales returns payable..........................................                          564                      3,664
  Current portion of long-term debt..............................                        3,896                         93
  Other current liabilities......................................                        7,888                      4,009
                                                                        ----------------------       --------------------
  Total current liabilities......................................                       28,584                     17,412

  Convertible subordinated notes                                                         1,505                      4,147
  Long-term debt less current portion                                                    3,237                          -
  Other non-current liabilities  .                                                       3,664                      4,115
                                                                        ----------------------       --------------------
                                                                                        36,990                     25,674

ITEM 1  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

          (In thousands)


                                                                           September 30, 2000           December 31, 1999
                                                                                 2000                        1999(1)
                                                                           -------------------         -------------------
                                                                              (unaudited)
                                                                              -----------
Shareholders' equity:
  Preferred Stock:                                                                      4,348                      31,979
  Authorized shares -- 20,000,000
  Series H Preferred Stock, no par value $10 per share
  liquidation preference
  Designated shares - 3,500,000
  Issued and outstanding -- 434,793 at September 30, 2000
  and 3,197,898 at December 31, 1999.....................
  Common Stock, no par value:                                                         230,663                     199,019
  Authorized shares -- 15,000,000
  Issued and outstanding -- 11,674,291 at September 30, 2000 and
  9,404,606 at December 31, 1999................................
  Cumulative translation adjustment..............................                      (5,839)                     (2,177)
  Deferred compensation..........................................                      (3,982)                     (5,121)
  Accumulated deficit............................................                    (180,709)                   (192,096)
                                                                        ---------------------        --------------------
  Total shareholders' equity.....................................                      44,481                      31,604
                                                                        ---------------------        --------------------
  Total liabilities and shareholders' equity.....................       $              81,471        $             57,278
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

    See Notes to Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (In thousands, except for share data)

                                              Three Months Ended                     Nine Months Ended
                                     ----------------------------------    ----------------------------------
                                       September 30,      September 30,      September 30,      September 30,
                                           2000               1999               2000               1999
                                     ---------------    ---------------    ---------------    ---------------

Revenues:
 Product revenues.................   $        31,465    $        13,154    $        75,758    $        32,683
 License revenues.................                 -                  -                350              2,144
                                     ---------------    ---------------    ---------------    ---------------
                                              31,465             13,154             76,108             34,827
Costs and expenses:
 Cost of goods sold...............            16,360              7,017             40,291             19,415
 Research and development.........             2,181              1,612              6,197              4,806
 Selling, general and                          5,505              4,405             16,248             11,035
  administrative..................
 Release of sales returns payable                  -             (4,054)                 -             (4,054)
  allowance.......................
                                     ---------------    ---------------    ---------------    ---------------

                                              24,046              8,980             62,736             31,202

 Income from operations                        7,419              4,174             13,372              3,625
 Interest (expense), net..........              (141)               (42)              (248)              (156)
                                     ---------------    ---------------    ---------------    ---------------
Income before income tax charge                7,278              4,132             13,124              3,469
 (benefit)........................
 Income tax charge (benefit)......               164                (31)               441                 53
                                     ---------------    ---------------    ---------------    ---------------

Net income........................   $         7,114    $         4,163    $        12,683    $         3,416
                                     ===============    ===============    ===============    ===============
Preferred dividend................                99                624                925              1,844
                                     ---------------    ---------------    ---------------    ---------------

Net income applicable to common
 shares...........................   $         7,015    $         3,539    $        11,758    $         1,572
                                     ===============    ===============    ===============    ===============
Earnings per common share data:
 Basic:                              $          0.67    $          0.43    $          1.22    $          0.19
 Diluted:                            $          0.58    $          0.41    $          1.05    $          0.19
                                     ===============    ===============    ===============    ===============
Average common shares used in the
 calculation:
 Basic:                                       10,525              8,255              9,647              8,254
 Diluted:                                     12,134              8,647             11,156              8,452
                                     ===============    ===============    ===============    ===============

   See Notes to Unaudited Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                                                     Nine months ended
                                                                ---------------------------------------------------------
                                                                           September 30,                 September 30,
                                                                              2000                           1999
                                                                      --------------------         ----------------------
Net cash (used in) arising from operating activities............      $             (2,249)        $                  991

INVESTING ACTIVITIES
  Net purchases of property, equipment and leasehold                                (2,835)                          (125)
   improvements.................................................

FINANCING ACTIVITIES
  Issue of shares of common stock...............................                        31                              -
  Proceeds of term bank loan....................................                     7,550                              -
  Repayment of term bank loan...................................                      (944)                             -
  Receipts (payments) - capital lease obligations...............                       569                           (164)
                                                                      --------------------         ----------------------
  Net cash arising from (used in) financing activities..........                     7,206                           (164)
                                                                      --------------------         ----------------------

  Net increase in cash and cash equivalents.....................                     2,122                            702
Cash and cash equivalents at beginning of period................                     3,927                          7,891
                                                                      --------------------         ----------------------
Cash and cash equivalents at end of period......................      $              6,049         $                8,593
                                                                      ====================         ======================

   See Notes to Unaudited Condensed Consolidated Financial Statements.

                           Trikon Technologies, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE A  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

Our present revenue recognition policy is that revenues related to system, component and spare parts sales are recognized upon shipment and transfer of title, or upon customer acceptance and transfer of title in the case of demonstration inventory unit sales. In 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 clarifies that the point of shipment may not in all cases be the appropriate point at which revenue should be recognized. In particular, SAB 101 indicates that if customer acceptance provisions exist, revenue recognition is presumed to be precluded until customer acceptance occurs or the acceptance provisions lapse. As the majority of our system sales contracts do include customer acceptance provisions, we sought further clarification along with other correspondents in our industry on the circumstances in which this presumption might be overcome. Pending such clarification by the SEC staff of the circumstances in which this presumption might be overcome, we initially took the view that it would be prudent to assume that the implementation of SAB 101 as applied to system sales would have the effect of deferring revenue recognition to the date of final acceptance. In October 2000, the SEC Staff issued a Frequently Asked Questions and Answers document which addressed the question of customer acceptance clauses. In the light of this further guidance, we have concluded that the adoption of SAB 101, which is required in the fourth quarter of fiscal 2000, will have no material impact on previously reported revenues or on the application of our present revenue recognition policy.

NOTE B  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                                           September 30,                  December 31,
                                                                2000                        1999
                                                   ------------------------        --------------------
Components..........................        $                  3,885        $              3,614
Work in process.....................                          22,956                      13,840
Finished goods......................                           1,779                       1,802
                                            ------------------------        --------------------
                                            $                 28,620        $            $19,256
                                            ========================        ====================

NOTE C  EARNINGS  PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended                     Nine months ended
                                           ------------------------------------------------------------------------------
                                               September 30,      September 30,      September 30,       September 30,
                                                   2000              1999                2000                1999
                                                 -------            ------             -------              ------
Numerator ($'000):.........................
  Net income applicable to common                       $ 7,015            $3,539             $11,758              $1,572
   stockholders
                                           ------------------------------------------------------------------------------
  Numerator for diluted earnings per                    $ 7,015            $3,539             $11,758              $1,572
   common share

Denominator (thousands):
  Denominator for basic earnings per share               10,525             8,255               9,647               8,254
   - weighted-average shares
  Effect of dilutive securities:
            Employee stock options                          651               392                 603                 198
            Unvested common stock                           958                 -                 906                   -
                                           ------------------------------------------------------------------------------
  Dilutive potential common shares                        1,609               392               1,509                 198
                                           ------------------------------------------------------------------------------
  Denominator for diluted earnings per                   12,134             8,647              11,156               8,452
   share - adjusted weighted-average
   shares and assumed conversions

Basic earnings per share                                $  0.67            $ 0.43             $  1.22              $ 0.19
                                           ==============================================================================

Diluted earnings per share                              $  0.58            $ 0.41             $  1.05              $ 0.19
                                           ==============================================================================

Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for each period excludes 1,149,281 unvested shares of common stock which are contingently issuable to the Company's Chairman of the Board.

NOTE D  COMPREHENSIVE INCOME

Comprehensive income comprises net income and currency translation adjustment for the period. Translation adjustments were $(1.0million) and $(3.7million) for the three and nine months ended September 30, 2000 respectively and $1.4 million and $(0.7million) for the three and nine months ended September 30, 1999 respectively. Total comprehensive income for the three and nine months ended September 30, 2000 was $6.1 million and $9.0million respectively, and for the three and nine months ended September 30, 1999 was $5.6 million and $2.7 million respectively.

NOTE E   CONVERTIBLE SUBORDINATED NOTES

During the nine months ended September 30, 2000, the Company exchanged $2,642,000 of its 7 1/8% Convertible Subordinated Notes due 2001 plus accrued interest for 204,493 shares of Common Stock.

NOTE F  PREFERRED STOCK

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion.

In May 1998, in conjunction with an exchange offer made to the holders of Convertible Notes, the Company issued 2,855,754 new shares of Series H Preferred Stock. The Series H Preferred Stock will be redeemable at the option of the Company for cash on June 30, 2001 at a redemption price equal to the stated amount, and the holders of the Series H Preferred Stock shall be entitled to receive dividends at an annual rate of 8 1/8% of the stated amount payable annually, at the Company's option, in cash or additional shares of preferred stock or any combination thereof. The dividend rate has been increased to 9 1/8% with effect from April 15, 2000 following the achievement of specified income levels. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved. Since the issuance of the Series H Preferred Stock, dividends due to holders of Series H Preferred Stock have been paid by the issue of additional shares of Series H Preferred Stock. During the nine months ended September 30, 2000, the Company exchanged a total of 2,828,169 shares of Series H Preferred Stock plus accrued dividend rights for 2,050,866 shares of Common stock.

NOTE G  SUBSEQUENT EVENTS

The Company corrected a computational error resulting in its fully diluted earnings per share being reduced by $0.02 for the quarter ended March 31, 2000 and $0.03 for the quarter ended June 30, 2000. Because the computational error only affected fully diluted earnings per share, net income and basic earnings per share remain unchanged.

After the revision the fully diluted earnings per share are $0.13 for the quarter, ended March 31, 2000 and $0.30 for the quarter ended June 30, 2000. Although Ernst & Young, the Company's external auditors, had reviewed and approved the prior fully diluted earnings per share figures, it is now evident that the computations of fully diluted earnings per share were not in accordance with FASB 128.

                           TRIKON TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, assumptions and projections and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to, availability of financial resources adequate for the Company's medium- and long-term needs, product demand and market acceptance, in particular, the Company's low k dielectric and other new technologies, as well as those set forth under "Quantitative and Qualitative Disclosure about Market Risk," and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

OVERVIEW

The Company designs, manufactures, markets and services a broad line of advanced production equipment used to manufacture semiconductor devices. The Company's customers use the Company's products to manufacture integrated circuits and miniaturized optical components, such as semiconductor lasers and optical wave guides.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                       Three months ended                      Nine months ended
                                           -------------------------------------------------------------------------------
                                                September 30,       September 30,      September 30,       September 30,
                                                    2000               1999               2000                 1999
                                                    -----              -----              -----                -----
Product revenues...........................               100.0%             100.0%              99.6%                93.8%
License revenues...........................                 0.0                0.0                0.4                  6.2
                                           -------------------------------------------------------------------------------

Total revenues.............................               100.0              100.0              100.0                100.0
Cost of goods sold.........................                52.0               53.3               52.9                 55.7
                                           -------------------------------------------------------------------------------
Gross margin...............................                48.0               46.7               47.1                 44.3

Operating expenses:
     Research and development..............                 6.9               12.3                8.1                 13.8
     Selling, general and administrative...                17.5               33.5               21.4                 31.7
       Release of sales returns payable                       -              (30.8)                 -                (11.6)
        allowance..........................
                                           -------------------------------------------------------------------------------
Total operating expenses...................                24.4               15.0               29.5                 33.9
                                           -------------------------------------------------------------------------------

Income from operations.....................                23.6               31.7               17.6                 10.4
Interest income (expense), net.............                (0.5)              (0.3)              (0.3)                (0.4)
                                           -------------------------------------------------------------------------------

Income before income tax charge (benefit)..                23.1               31.4               17.3                 10.0
Income tax charge (benefit)................                 0.5               (0.2)               0.6                  0.2
                                           -------------------------------------------------------------------------------
Net income.................................                22.6%              31.6%              16.7%                 9.8%
                                           ===============================================================================

PRODUCT REVENUES. Product revenues for the three months ended September 30, 2000 increased 139% to $31.5 million compared to $13.2 million for the three months ended September 30, 1999. The increase was attributable primarily to increased shipments of systems. Product revenues for the nine months ended September 30, 2000 increased by 132% to $75.8 million compared with $32.7 million for the nine months ended September 30, 1999.

Sales outside of the United States accounted for approximately 63% of total revenues in the three month periods ended September 30, 2000 and September 30, 1999. Sales outside the United States accounted for approximately 74% and 63% of total revenues in the nine-month periods ended September 30, 2000 and 1999, respectively. The quantity of product shipped will fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

Our present revenue recognition policy is that revenues related to system, component and spare parts sales are recognized upon shipment and transfer of title, or upon customer acceptance and transfer of title in the case of demonstration inventory unit sales. In 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 clarifies that the point of shipment may not in all cases be the appropriate point at which revenue should be recognized. In particular, SAB 101 indicates that if customer acceptance provisions exist, revenue recognition is presumed to be precluded until customer acceptance occurs or the acceptance provisions lapse. As the majority of our system sales contracts do include customer acceptance provisions, we sought further clarification along with other correspondents in our industry on the circumstances in which this presumption might be overcome. Pending such clarification by the SEC staff of the circumstances in which this presumption might be overcome, we initially took the view that it would be prudent to assume that the implementation of SAB 101 as applied to system sales would have the effect of deferring revenue recognition to the date of final acceptance. In October 2000, the SEC Staff issued a Frequently Asked Questions and Answers document which addressed the question of customer acceptance clauses. In the light of this further guidance, we have concluded that the adoption of SAB 101, which is required in the fourth quarter of fiscal 2000, will have no material impact on previously reported revenues or on the application of our present revenue recognition policy.

LICENSE REVENUES. License revenues in the nine months ended September 30, 2000 relate to power supply technology. License revenues in the nine months ended September 30, 1999 are primarily in respect of a portion of the fee due on the sale of a non-exclusive worldwide license of MORI(TM) source technology to Lam Research Corporation.

GROSS MARGIN ON PRODUCT REVENUES. The gross margin on product revenues for the three month period ended September 30, 2000 was 48% as compared to 47% for the three month period ended September 30, 1999. Excluding license revenues, the gross margin on product revenues was 47% for the nine months ended September 30, 2000 compared with 41% for the nine months ended September 30, 1999. The improvements in gross margins in the nine months ended September 30, 2000 compared with the same period of 1999 results from productivity gains associated with increased production volumes.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three and nine months ended September 30, 2000 were $2.2 million and $6.2 million, or 7% and 8% of total revenues, respectively. This compares with $1.6 million and $4.8 million, or 12% and 14% of total revenues, respectively for the three and nine months ended September 30, 1999. The major focus of our research and development efforts continues to be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2000 were $5.5 million, or 17% of total revenues, compared to $4.4 million, or 33% of total revenues, in the three months ended September 30, 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $16.2 million or 21% of total revenues compared with $11.0 million or 32% of total revenues in the nine months ended September 30, 1999. Selling, general and administrative expenses in the nine months ended September 30, 2000 include a charge of $1.5 million in respect of a conditional bonus due to the Company's Chairman and exchange gains of $0.9 million. Selling, general and administrative expenses in the nine months ended September 30, 1999 are stated after release of an allowance against accounts receivable of $1.1 million. Excluding these items, selling, general and administrative expenses for the nine months ended September 30, 2000 would have been $15.6 million or 21% of total revenues compared with $12.2 million or 35% of total revenues for the nine months ended September 30, 1999.

RELEASE OF SALES RETURNS PAYABLE ALLOWANCE

In the third quarter 1999, the Co,mpany completed negotiations concerning the return by certain customers of etch equipment manufactured by our predecessor company, Plasma & Materials Technologies, Inc. As a result, the allowance for sales returns payable was reduced by $4.1 million.

INCOME FROM OPERATIONS. Income from operations was $7.4 million in the three months ended September 30, 2000 compared with $4.2 million in the three months ended September 30, 1999. The improvement in income from operations between the two quarters was due to operating efficiencies resulting from increased revenues. During the nine months ended September 30, 2000, income from operations was $13.4 million compared with income from operations of $3.6 million in the nine months ended September 30, 1999. The operating income for the first nine months of 2000 included a charge of $1.5 million in respect of a conditional bonus due to our Chairman and exchange gains of $0.9 million. The income from operations for the nine months ended September 30, 1999 are stated after release of an allowance against accounts receivable of $1.1 million and included license revenues of $2.1 million.

INTEREST EXPENSE, NET. Interest expense, net was $141,000 in the three months ended September 30, 2000 compared with interest expense, net of $42,000 in the three months ended September 30, 1999. The increase in interest expense, net in the three months ended September 30, 2000 compared with the three months ended September 30, 1999 is due to increased net borrowing in the three months ended September 30, 2000. Interest expense, net was $248,000 for the nine months ended September 30, 2000 compared with interest expense, net of $156,000 for the nine months ended September 30, 1999. Interest expense is net of interest income of $81,000 in the three months ended September 30, 2000 and $188,000 in the nine months ended September 30, 2000, compared with $64,000 for the three months ended September 30, 1999 and $154,000 for the nine months ended September 30, 1999.

INCOME TAXES.   The income tax charges for the three and nine months ended
September 30, 2000 and the three months ended September 30, 1999 relate to overseas tax on income arising in certain foreign subsidiaries. The tax benefit in the nine months ended September 30, 1999 related to tax recovered on a dividend distribution by an overseas subsidiary.

Our ability to use our domestic and foreign net operating losses and credit carryforwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986, as amended and similar state provisions.

We have operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, our consolidated effective tax rate may increase to the extent it reports tax losses in some subsidiaries and taxable income in others. The subsidiaries are subject to taxation in countries where they operate, and such operations generally are taxed at rates similar to or higher than tax rates in the United States. The payment of dividends or distributions by the subsidiaries to the United States would be subject to withholding taxes in the country of domicile and may be mitigated under the terms of relevant double tax treaties.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had $6.0 million in cash and cash equivalents, compared to $3.9 million at December 31, 1999. During the nine months ended September 30, 2000, we drew down a term loan of (Pounds)5.0 million (approximately $7.6 million) from a British bank. The term loan carries a variable rate of interest and is repayable in quarterly installments over the two years ended June 29, 2002. Interest is presently payable at the rate of 7.69% per annum. During the quarter ended September 30, 2000 we repaid (Pounds)625,000 (approximately $944,000) in accordance with the terms of the loan. We also have an overdraft (credit) facility with the same bank of up to (Pounds)7.5 million (approximately $11.3 million). No amount is presently outstanding under this facility. The increase in cash and cash equivalents for the nine months ended September 30, 2000 primarily results from the net amount drawn down of the medium term loan less cash outflow from operating and investing activities.

During the nine month period ended September 30, 2000, we have issued 2,255,359 shares of our common stock in exchange for an aggregate of $2,642,000 face value of our outstanding 7 1/8% Subordinated Convertible Notes due 2001 plus accrued interest and 2,828,169 shares of its Series H Preferred Stock. As a result, we have reduced our interest expense and dividend obligations.

We expect that our cash balance and anticipated cash flow will be sufficient to meet our normal operating requirements over the near term.

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

Our earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include our manufacturing and administrative cost base which is predominately in British Pounds, and product sales outside the United States which may be expressed in currencies other than the United States dollar. We constantly monitor currency exchange rates and match currency availability and requirements whenever possible. We may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at September 30, 2000 and December 31, 1999 we had no open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British Pound against all other currencies in the fourth quarter of 2000 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash flow by approximately $2.1 million. The same increase in the value of the British Pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $1.8 million. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British Pound. In reality, some currencies may weaken while others may strengthen.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

     Number               Description
     ------               ------------

      27.1                Financial Statement Data

     (b)  Reports on Form 8-K:

          None.

                           TRIKON TECHNOLOGIES, INC.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date:  November 13, 2000                 /s/Nigel Wheeler
                                          ---------------
                                         Nigel Wheeler
                                         Chief Executive Officer, Chief
                                         Operating Officer, President and
                                         Director

                                         /s/Jeremy Linnert
                                         -----------------
                                         Jeremy Linnert
                                         Chief Financial Officer

                                 EXHIBIT INDEX

  Exhibit No.         Page No.       Description
  -----------         --------       -----------
      27.1                           Financial Statement Data