Form 10-K405
period 2000-12-31
TRIKON TECHNOLOGIES INC
filed 2001-04-02
CIK 868326

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                    FORM 10-K

(Mark One)

  /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

                                       or

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from     to

                         Commission file number 0-26482
                                -----------------
                            TRIKON TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                     95-4054321
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)
           Ringland Way,
Newport, Gwent NP6 2TA, United Kingdom                      (Zip Code)
(Address of principal executive offices)

                               44 (0)1633 414 000
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class          Name of each exchange on which registered
           NONE                                   NONE

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

                                -----------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. /x/ Yes    / / No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 16, 2001, based on the closing price of the Common Stock as (reported on the Nasdaq National Market) on such date, was approximately $102.6 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 16, 2001, the registrant had outstanding 11,873,258 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2000 definitive proxy statement (to be filed not later than 120 days after the end of the registrant's fiscal year) are incorporated by reference into part III.

================================================================================

                            TRIKON TECHNOLOGIES, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                      For the year ended December 31, 2000

                                                                                                                 Page
                                                                                                                 ----
PART I............................................................................................................1

   ITEM 1.      BUSINESS..........................................................................................2
   ITEM 2.      PROPERTIES........................................................................................7
   ITEM 3.      LEGAL PROCEEDINGS.................................................................................7
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................7

PART II...........................................................................................................8

   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.............................8
   ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA..............................................................8
   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............10
   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........................................19
   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................19
   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............19

PART III.........................................................................................................20

   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS.................................................................20
   ITEM 11.     EXECUTIVE COMPENSATION...........................................................................20
   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................20
   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................20

PART IV..........................................................................................................21

   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..................................21

                                     PART I

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates, "intends," "plans," "believes," "seeks," "estimates" and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the cyclical nature of the semiconductor industry, the ability to forecast and respond to technological change, dependence on a limited number of customers, long sales cycles and implementation periods, as well as those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results" and elsewhere in this Report.

TRIKON(R), OMEGA(R), OMEGA ETCH(R), OMEGA 2(R), SOFT SPUTTER ETCH(R), PLANAR 200(R), FORCEFILL(R),FLOWFILL(R), HI-FILL(R), SIGMA(R), ELECTROTECH(R), PLASMAFAB(R) and DRY DIP(R), are our registered trademarks in one or more of the territories in which Trikon sells. M0RI(TM), LOW-K FLOWFILL(TM) and PLANAR(TM) are our trademarks. Trikon has applied for trademark registration of these and other marks in the major sales territories in which the Company operates.

         All other trademarks, service marks, or trade names referred to in this prospectus are the property of their respective owners.

ITEM 1.       Business

         Trikon Technologies, Inc. and its subsidiaries ("Trikon" or the "Company") design, manufacture, market and service a broad line of advanced production equipment used to manufacture semiconductor devices. The Company's products are used by its customers to manufacture integrated circuits and miniaturized optical components, such as semiconductor lasers and optical wave guides. Integrated circuits are the key components in most advanced electronic products, such as telecommunications devices, consumer and industrial electronics and computers.

         The Company focuses on the interconnect segment, in which a growing number of metal lines are layered on a substrate, called a wafer, in order to connect the millions of transistors that perform the functions of integrated circuits. Trikon supplies equipment for three key processes in the manufacture of a semiconductor device: chemical vapor deposition, or CVD; physical vapor deposition, or PVD; and plasma etching.

         The Company's proprietary technologies and leading-edge manufacturing processes enable its customers to perform new and advanced fabrication processes thereby improving their products. The Company sells it products to manufacturers of silicon integrated circuits and, increasingly, to manufacturers of compound semiconductor integrated circuits, based on material, such as gallium arsenide and indium phosphide, which are primarily used in the wireless and opto-electronics markets.

         The Company's principal executive offices are located at Ringland Way, Newport, South Wales, NP18 2TA, United Kingdom, the telephone number is 44(0)1633.414.000

         Chemical Vapor Deposition

         Chemical Vapor Deposition is a process used to deposit thin films of dielectric and, to a lesser extent, conductive materials. During the CVD process, gases that contain atoms of the material to be deposited chemically react to form a thin film on the wafer. Three types of dielectric layers deposited by CVD include:

         1. The pre-metal dielectric ("PMD"), the insulating layer between the active components and the first interconnect metal layer;

         2. The inter-metal dielectric ("IMD"), the insulating layer between the different metal layers; and

         3. The final passivation layer that seals the completed device from atmospheric moisture.

         The most common insulating films deposited by CVD are silicon dioxide, which is used for the pre-metal and inter-metal dielectric layers, and silicon nitride, which is used for the final passivation layer.

         The Company's CVD products, planar Flowfill, planar Low k Flowfill, Planar fxp Flowfill and Delta are targeted towards the IMD and PMD markets and utilize the Company's proprietary technologies. The IMD and PMD markets require a suitable insulating material to separate the many levels of microscopic wiring in an integrated circuit. The most common insulating material is silicon dioxide, which, when deposited by conventional techniques is unable to fill the small gaps required by next generation integrated circuits.

         Planar Flowfill and Planar fxP Flowfill products are CVD systems primarily directed towards the gapfill market and are used to deposit a planarizing layer that in some cases may be used without the need for chemical mechanical polishing. These products are full cluster tools based on Trikon's wafer transport system offering up to two vacuum wafer cassettes and up to five process stations to a maximum of six ports.

         The Company's Flowfill process is a new CVD technology that was developed to form high quality silicon dioxide layers that possess the properties of both gap fill and a high degree of planarization. When a high degree of planarization is reached, the upper surface of the layer is relatively flat, irrespective of the topography of the surface covered. Flowfill can fill features less than 0.18 micron wide with a 5:1 height to width ratio and simultaneously achieve a very high degree of planarization for large gaps up to 20 microns. Flowfill is a patented process whereby silicon and peroxide containing gasses are reacted at low temperature and pressure without need of a plasma. The gasses condense on the wafer surface to form a liquid, filling gaps and surface tension creates the flat upper surface.

         The Low k Flowfill product, provides a low k dielectric process which speeds up the performance of semiconductor devices. The Company's Low k Flowfill tool is in production with a tunable dielectric constant of between 2.8 and
3.3 and has the capability of achieving a dielectric constant of 2.5.

         The Planar fxP Flowfill system possesses all the capabilities of the Company's Planar Flowfill system, but is based on the Brooks wafer transport system with eight ports and additional wafer alignment and cool down stages. This platform offers two vacuum cassettes and up to six process stations and features faster wafer transportation. The combination of faster wafer transport and additional process chambers enables higher system throughput, though at additional cost and in a larger footprint.

         While it is widely expected that copper will replace aluminum as the interconnect material of choice for some metal layers on some semiconductor devices, the Company believes that there is an expanding market for low k material with gap fill capabilities, primarily for insulating aluminum lines formed by subtractive etch processes. Copper processing, requiring the damascene processes of copper inlay and chemical mechanical polishing, has no requirement for a gap fill dielectric between the copper layers, but there is a requirement for a planar gap fill PMD. The Company's primary target is low k gap fill applications with developments continuing with key customers on low-k dielectric for copper damascene applications where the Company has successfully demonstrated a dielectric constant of approximately 2.0. The Company believes that low k dielectric deposition represents the biggest opportunity for rapid growth in silicon semiconductor applications.

         The Delta is a low cost, small footprint plasma enhanced CVD (PECVD) system primarily directed towards the compound semiconductor and optical waveguide market.

         Physical Vapor Deposition

         Physical Vapor Deposition is a process used to deposit conducting, liner and barrier metal layers on an integrated circuit. One of the primary PVD methods is sputtering, a process in which an electrical discharge creates ions of an inert gas, such as argon, which are then accelerated in a vacuum at a target typically of pure metal or metal compound, such as aluminum, aluminum compounds, tantalum or copper. The target atoms are sputtered away and deposited on the wafer to form a thin film. Thin conductive films, when patterned by lithography and etching, are used to wire an integrated circuit. These sputtered thin films consist of:

         1.   The bulk conducting layers;

         2. The barrier and liner metal layers to prevent diffusion or reactions between metals and silicon regions;

         3.   The seed layer of copper for copper electroplating

         Trikon's Sigma system is used to sputter uniform layers of metal alloys and is a full cluster tool based on Trikon's wafer transport system offering up to two vacuum wafer cassettes and up to five process stations to a maximum of six ports. The Sigma fxP system possesses all the capabilities of our Sigma system, but is based on the Brooks wafer transport system with eight ports and additional wafer alignment and cool down stages. This platform offers two vacuum cassettes and up to six process stations and features faster wafer transportation. The combination of faster wafer transport and additional process chambers enables higher system throughput, though at additional cost and in a larger footprint.

         The Sigma Forcefill system has been developed to extend the standard Sigma metallization product capability into the sub-0.5 micron market. The Forcefill technology is used with traditional aluminum techniques and eliminates the use of tungsten. The process is carried out on a standard Sigma series system with an attached Forcefill module, and involves depositing a layer of aluminum and transferring the wafer under vacuum to the Forcefill module where the aluminum is heated and forced under very high pressure into contact with the hole, thus achieving void-free fill.

         Sigma is designed to be one of the cleanest PVD systems on the market, which is a key technology requirement for sputtering the wafer with as high quality film as possible. Various process chambers are available for specific functions. In particular, there are advanced PVD chambers for depositing high quality barrier and liner layers for advanced metalization structures. These consist of Hi-Fill and ionized PVD chambers for improved barrier and liner deposition into high aspect ratio structures. A Forcefill chamber is also available which fills contact holes on semiconductor wafers with deposited aluminum alloys by applying heat and isostatic high pressure. Additional chambers consist of pre heat, sputter etch. On the Sigma fxP there are additional wafer pre alignment and cool down stations.

         Trikon is targeting both compound device makers and barrier and liner applications for advanced silicon device production. In addition, the Company sells to cost sensitive applications such as consumer integrated circuit manufacture based on the low cost of ownership. The Company believes that the Sigma systems have the lowest cost of ownership compared to the Company's main competitors.

         Plasma Etch

         Plasma etch is a process that removes precisely defined patterns from the wafer surface by chemically converting exposed portions of the surface into a gaseous byproduct that is pumped away from the process chamber. Almost all deposition process creates a film covering the entire wafer surface. Many layers are required only in selected parts of the wafer, for example to create wires of metal. These wires may be created by first coating the entire wafer surface with sputtered aluminum alloys and its associated barrier layers. These conductive layers are then coated with photo resist and are exposed to the wiring pattern during the photolithography process. Plasma etching is then used to remove the exposed conductive layer, thus replicating the wiring pattern. The metal remains in place under the protective photo resist, which is then stripped off.

         The Company's Omega plasma etch system is available with the M0RI helicon, inductively coupled plasma (ICP), reactive ion etch (RIE) and plasma enhanced reactive ion etch (PERIE) etch technologies. The Omega M0RI etch system has been designed to address the special requirements of very high density plasma etch in a small footprint, low cost system. M0RI etch technology is particularly well suited to dielectric etching.

         The Omega plasma etch system is a single chamber system capable of supporting a second process chamber for associated processes such as photoresist strip or post processing treatment.

         The Company believes the low cost of ownership, small footprint, high reliability and process flexibility make the Omega particularly suitable for consumer and compound integrated circuit manufacture where a wide range of semiconductor devices are made on a limited number of systems.

Customers

         Trikon sells its systems to semiconductor manufacturers located throughout North America, Europe, and Asia/Pacific including South Korea and Japan. Our customers include: Bosch, Infineon, LSI Logic, Lucent, Motorola, Philips, Samsung, Silterra, TriQuint and Tower Semiconductor.

         Our total revenue includes amounts from certain individual customers that exceed 10% of our total revenue. For the year ended December 31, 2000, Infineon accounted for 22.6%, Tower Semiconductor accounted for 12.1%, Phillips B.V accounted for 15.9% and Triquint accounted for 10.5% each of the Company's total revenues. In 1999, Infineon, TriQuint and Motorola accounted for 22.8%, 11.4% and 10.0% of the Company's total revenues, respectively. Historically, a significant percentage of the Company's total revenues in each year has been attributable to a limited number of customers. The Company's largest customers, however, may vary from year to year depending upon, among other things, a customer's budget for capital expenditures, plans for new fabrication facilities and new product industries.

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

Marketing, Sales and Customer Support

         Trikon has established multiple sales channels to market products and services to match the Company's efforts in each region. Trikon currently markets and sells its products and technologies primarily through direct sales and agency and distributor arrangements.

         In North America, Trikon markets and sells its products principally through the Company's direct sales organization with sales and service operations located in Santa Clara, CA, Dallas, TX, Portland, OR, New Haven, CT and Ottawa, Canada.

         In South Korea, Trikon markets and sells its products directly through its wholly owned South Korean subsidiary. In Japan, the Company has a distribution agreement with Innotech for our CVD and PVD products. Trikon supports Innotech from its United Kingdom and South Korea offices.

         In Europe, Trikon markets and sells its products primarily through its direct sales and service operations in the United Kingdom, the Netherlands, France and Germany.

         In Israel, Trikon markets and sells its products through its direct service operations in Migdal Haemek and its sales organization in the United Kingdom.

         The Company uses a mixture of sales agents and distributors in other territories.

         Trikon believes that providing customers with evaluation systems of the Company's new products is critical to its sales efforts and is expected by customers. The average duration of a trial period for systems is approximately one year. Consequently, as the Company expands its sales efforts, Trikon believes that it will need to significantly increase its investment in demonstration and evaluation systems.

         Trikon has an international customer support department at Newport with 63 employees in addition to the local office service and support staff at regional centers. Trikon has a dedicated training suite at its Newport facilities housing a clean room with complete systems and the latest generation training aids. The factory based support team is divided into CVD, PVD and plasma etch groups responsible for quality and technical support, a training and support documentation group, spares supply group and technical support for Asia.

Research, Development and Engineering

         Trikon believes that its future success will depend primarily upon its ability to continue to improve its systems and its technologies and to develop new technologies and systems that compete effectively on the basis of total cost of ownership and performance. These technologies and systems will also need to meet customer requirements and emerging industry standards. Accordingly, Trikon devotes a significant portion of its personnel and its financial resources to research and development programs and seeks to maintain close relationships with its customers in order to remain responsive to their product needs.

         As of December 31, 2000, the Company employed 91 professional and technical personnel in research, development and engineering. The research and development group is responsible for identifying new technology applications and developing processes to meet customer requirements. Major research and development programs currently address low k dielectrics, CVD, barrier liner PVD applications, integrated stack etch applications, etching of low k dielectrics, oxide wave-guides and gallium arsenide etch applications.

         Although the Company believes that it allocates sufficient resources to its research, development and engineering efforts, the success of new systems that are introduced is dependent on a number of factors, including timely completion of new system designs and market acceptance. There can be no assurance that the Company will be able to improve its existing systems and process technologies or develop new technologies or systems. In addition, the Company may incur substantial unanticipated costs to establish the functionality and reliability of its future product introductions.

Manufacturing

         Trikon manufactures most of its key technology components for its products at its Newport, United Kingdom facility. This approach has enabled the Company to ensure quality control and compliance with government regulation and reduce dependence on third party suppliers. Trikon's United Kingdom operations are ISO 9000 accredited by the British Standards Institute.

         Trikon's Newport facility has a class 1000 clean manufacturing and final test area, a class 100 engineering clean room, a class 10 process and product demonstration room and a dedicated training suite of class rooms and a clean workshop stocked with its products, both current and former generations, where the Company trains its own and its customers' engineers. Trikon also operates two additional sites nearby where assemblies are made. At Cwmfelinfach, the Company operates CNC machinery centers and other manufacturing operations to produce parts such as chamber components and wafer transport assemblies. At Bristol, the Company operates a sheet metal fabrication workshop producing enclosures, panels and other parts. Both these satellite operations produce parts for its own customers, in addition to supplying the Company's primary needs. This ensures that the facilities remain competitive in both quality and price, and helps cover fixed costs.

Competition

         The markets served by Trikon are highly competitive and subject to rapid technological change. Historically, new technologies have only gained acceptance when industry leaders have concurrently adopted such new technologies. Significant competitive factors include timing of new product offerings, system performance, cost of ownership, size of installed base, depth and breadth of product line and customer support.

         Trikon faces significant competition from various suppliers of systems that utilize similar or alternative technologies. In the CVD market, Trikon's primary competitors are Applied Materials and Novellus, as well as other CVD manufacturers and track manufacturers for spin on glass, or SOG, deposition, such as Tokyo Electron. In the PVD market, Trikon's Sigma technologies face competition from suppliers such as Anelva, Applied Materials, Novellus, Tokyo Electron, Ulvac, Unaxis (formerly Leybold), and Veeco, formerly CVC. In the etch market, Trikon faces competition from suppliers of reactive ion etch, or RIE, systems, including Applied Materials, Lam Research and Tokyo Electron. The Company's M0RI based etch systems also face competition from inductively coupled plasma etch systems marketed by Applied Materials and Lam Research, as well as the electron cyclotron resonance based etch systems, such as those marketed by Hitachi.

         Virtually all of the Company's primary competitors in the silicon-based semiconductor equipment market are substantially larger companies, some with broader product lines. They have well established reputations in the markets in which the Company competes, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources. In the compound semiconductor equipment market, the dominant silicon-based semiconductor-equipment manufacturers may increase substantially their efforts to enter, or increase their market share, of that market. In each market, Trikon also faces potential competition from new entrants in the market, including established manufacturers in other segments of the semiconductor capital equipment market, who may decide to diversify into the Company's market segments. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price and performance features that are superior to those offered by the Company's systems.

         Trikon has granted non-exclusive, worldwide, paid-up licenses of our M0RI source and Forcefill PVD technologies to Applied Materials and granted a non-exclusive, worldwide, paid-up license of our M0RI source technology to Lam Research. As a result, in the future the Company's PVD and etch products may have to compete with products of Applied Materials or Lam Research based on the Company's technologies. The license agreements do not preclude the Company from utilizing, or licensing to other third parties, the licensed technologies.

Backlog

         As of December 31, 2000, the Company's backlog was approximately $73.8 million, as compared to approximately $13.9 million at December 31, 1999. The Company's backlog consists of system purchase orders that provide for delivery within the following year. The Company's business is characterized by large purchase contracts for standard products with related customized options. All orders are subject to cancellation or delay by the customer with limited or no penalties. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding periods.

Cyclical nature of the business

         The semiconductor industry has historically experienced significant growth as a result of increased demand for computers, communications and consumer products. However, the market for the company's products is cyclical by nature. Semiconductor production facilities are extremely expensive and the rewards from being early to market high. As a result, production capacity tends to increase rapidly as new semiconductor devices are first marketed, followed then by overcapacity and declining prices leading to a reduction in spending on production equipment such as that made by the Company. The industry has entered such a cyclical down cycle during the first quarter of 2001, which could have an adverse effect on the company during 2001 and until such down cycle ends.

         Additionally technological change in the industry is rapid and widely adopted when introduced. As a result new technologies or types of equipment are introduced at many customers at around the same time again increasing the cyclicalily of the market.

Intellectual Property

         Trikon relies on a variety of types of intellectual property protection to protect its proprietary technology, including patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods. The, Company currently holds 21 US and 45 foreign patents. As of December 31, 2000, the Company had 19 patent applications pending in the United States and 90 patents pending in the rest of the world, and the Company intends to file additional patent applications, as appropriate.

         The Company's success and ability to compete depends in large part upon protecting our proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect its proprietary rights.

         There can be no assurance that patents will be issued on the Company's pending patent applications or that competitors will not be able to legitimately ascertain proprietary information embedded in the Company's products that is not covered by patent or copyright. In such case, the company may be precluded from preventing the competitor from making use of such information. In addition, should the Company wish to assert its patent rights against a particular competitor's product, there can be no assurance that any claim in any of our patents will be sufficiently broad nor, if sufficiently broad, any assurance that the company's patent will not be challenged, invalidated or circumvented, or that the Company will have sufficient resources to prosecute its rights.

Environmental Matters

         The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals and gases used during customer demonstrations and in research and development activities. Public attention has increasingly been focused on the environmental impact of operations that use hazardous materials. In 1995, the United Kingdom adopted a new and comprehensive environmental law known as the Environmental Act 1995 (the "Environmental Act"), which, among other things, deals with the allocation of responsibility for the clean up of contaminated property and expands potential liability with respect to the remediation of such contamination. The Company owns or leases a number of facilities in the United Kingdom, and failure to comply with present or future regulations could result in substantial liability to the Company, suspension or cessation of its operations, restrictions on its ability to expand at its present locations, or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on the Company's operations. The Company believes that it is in material compliance with all applicable environmental rules and regulations And is in compliance with ISO14000 environmental standards.

Employees

         At December 31, 2000, Trikon had 552 full-time employees (including employees on temporary contracts), including 91 engaged in research, development and engineering, 35 in sales and marketing, 116 in customer support, 259 in manufacturing, and 51 in general administration and finance.

              None of the Company's employees are covered by a collective bargaining agreement. The Company has an employment agreement with Nigel Wheeler, the Company's President and Chief Executive Officer, dated November 15, 1996 which is renewed annually, and an employment agreement with Christopher D. Dobson, the Company's Chairman and Chief Scientific Officer dated May 14, 1998. There are no other employment agreements with employees.

ITEM 2.       Properties

         Certain information concerning the Company's principal properties at December 31, 2000 is set forth below:

                                                                                               Square     Property
   Location                 Type                             Principal Use                     Footage    Interest
--------------     -----------------------     ----------------------------------------        ---------  ----------
Newport,           Office, Manufacturing &     Headquarters, Manufacturing, Sales and           110,000    Leased
United Kingdom     Laboratories                Customer Support, Research & Engineering

Bristol,           Office, Manufacturing &     Storage                                           55,700    Owned
United Kingdom     Warehouse

Cwmfelin-fach,     Office, Manufacturing       Manufacturing of Components                       20,000    Leased
United Kingdom     and Warehouse

Bristol,           Office, Manufacturing &     Manufacturing of Components                        9,000    Leased
United Kingdom     Warehouse

Santa Clara,       Office                      United States Administration and Field             3,000    Owned
California                                     Service Operations


         The Company has a number of smaller properties and field offices located in the United States, the United Kingdom, Germany, France and South Korea. The Company believe that our properties adequately serve our present needs.

ITEM 3.       Legal Proceedings

         None.

ITEM 4.       Submission of Matters to a Vote of Security Holders

         In October and November 2000, the Company conducted a consent solicitation to increase its authorized shares of common stock from 15,000,000 shares to 50,000,000 shares. Such consent was obtained in November 2000, with more than a majority of the outstanding shares of common stock voting in favor of the amendment.

                                     PART II

ITEM 5.       Market for Registrant's Common Equity and Related Shareholder
              Matters

Market for the Registrant's Common Equity

         The Common Stock trades on the NASDAQ National Market under the symbol "TRKN". The quarterly high and low sale prices for Common Stock as reported by the Nasdaq National Market from May 10, 2000 and the OTC Bulletin Board prior to that date, for the periods indicated below are as follows.

          All prices shown have been adjusted to reflect the one for ten reverse stock split effective December 17, 1999.

                                                    High            Low
                                                    ----            ---
1999
First Quarter ........................             $ 2.19          $ 0.31
Second Quarter .......................             $ 1.88          $ 0.94
Third Quarter ........................             $ 4.06          $ 3.13
Fourth Quarter ......................              $14.22          $ 3.13
2000
First Quarter ........................             $16.87          $ 9.00
Second Quarter .......................             $22.06          $11.50
Third Quarter ........................             $28.06          $13.25
Fourth Quarter .......................             $16.87          $ 9.75

         As of March 24 ,2001, there were 104 shareholders of record of Common Stock.

         The Company has not declared or paid cash dividends to holders of its shares of common stock. Dividends due to holders of Series H Preferred Stock during 2000, 1999 and 1998 totaling $849,010, $2,448,100 and $973,238 were paid with 84,901, 244,810 and 97,320 new shares of Series H Preferred Stock respectively.

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

         On March 16, 2001, the closing price of the Common Stock as reported on the Nasdaq National Market was $10.06 per share.

Unregistered Sales of Registrant's Equity Securities During Last Fiscal Year

         During the year ended December 31, 2000, the Company issued 2,257,974 new shares of common stock in exchange for surrender of $2,642,000 face value of 7-1/8% Subordinated Convertible Notes, 2001 plus accrued interest and approximately $28.39 million face value of Series H Preferred Stock plus accrued dividend.

ITEM 6.       Selected Consolidated Financial Data

         The following selected consolidated financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto of Trikon and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The selected consolidated financial data set forth below as of December 31, 2000, and 1999 and for the years ended December 31, 2000, 1999, and 1998 have been derived from the audited financial statements of Trikon included elsewhere in this annual report. The selected consolidated financial data set forth below as of December 31, 1997 and 1996 has been derived from audited financial statements of Trikon not included in this annual report.

          As discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company has changed its accounting policy with respect to revenue recognition. In accordance with APB 20, the Company has accounted for the change in the current year as a cumulative effect on the prior years resulting from the change to a different revenue recognition policy. As a result, prior year financial data has not been restated, but proforma revenue, net income and earnings per share are included as a footnote to the selected consolidated data. No pro forma data is given for 1997 and 1996 as the Company considers that the effect on net losses for those years is not significant to the trend of the Company's financial performance.

                                                                                        Year Ended December 31
                                                              ---------------------------------------------------------------------
                                                                 2000          1999           1998            1997          1996(1)
                                                              ---------------------------------------------------------------------
                                                                     (In thousands of U.S. dollars, except share information)
Operating Data:
Revenues:
 Product sales ..........................................     $ 106,662      $  48,363      $  25,125      $  55,609      $  39,386
 License revenues .......................................           350          2,144         13,000         29,500             --
 Contract revenues ......................................            --             --             --             --          2,841
                                                              ---------      ---------      ---------      ---------      ---------
   Total revenues .......................................       107,012         50,507         38,125         85,109         42,227
                                                              ---------      ---------      ---------      ---------      ---------
Costs and expenses:
 Cost of goods sold .....................................        55,847         27,735         20,378         61,974         24,597
 Research and development ...............................         8,395          6,545          8,087         17,033         10,145
 Selling, general and administrative ....................        22,617         15,723         19,533         34,734         16,592
 Amortization of intangibles ............................            --             --             --          3,116            482
 Purchased in-process technology ........................            --             --             --          2,975         86,028
 Restructuring costs ....................................            --         (4,361)         1,843         18,273             --
 Impairment write-downs .................................            --             --             --         44,135             --
                                                              ---------      ---------      ---------      ---------      ---------
   Total costs and expenses .............................        86,859         45,642         49,841        182,240        137,844
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) from operations ...........................        20,153          4,865        (11,716)       (97,131)       (95,617)
Interest:
 Interest expense .......................................          (674)          (413)        (2,923)       (12,068)        (1,821)
 Interest income ........................................           325            222            590            674          1,628
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) before income tax
 provision (benefit) ....................................        19,804          4,674        (14,049)      (108,525)       (95,810)
Income tax provision (benefit) ..........................           824            100         (1,821)        (9,248)        (1,335)
                                                              ---------      ---------      ---------      ---------      ---------
Net income (loss) before extraordinary item and
  cumulative effect of change in accounting principle....        18,980          4,574        (12,228)       (99,277)       (94,475)
Extraordinary item ......................................            --             --         20,293             --             --
Cumulative effect of change in accounting principle .....        (1,833)            --             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
Net income (loss) .......................................     $  17,147      $   4,574      $   8,065      $ (99,277)     $ (94,475)
                                                              =========      =========      =========      =========      =========
Net income (loss) applicable to common shares ...........     $  16,121      $   2,084      $   6,579      $ (99,277)     $ (94,475)
                                                              =========      =========      =========      =========      =========

Earnings (loss) per common share data (2):
Basic:
Earnings (loss) applicable to common
  shares before extraordinary item and cumulative
  effect of a change in accounting principle ............     $    1.82      $    0.25      $   (2.38)     $  (67.08)     $ (100.29)
Extraordinary gain ......................................            --             --           3.52             --             --
Cumulative effect of change in accounting principle .....         (0.19)            --             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
Earnings (loss) .........................................     $    1.63      $    0.25      $    1.14      $  (67.08)     $ (100.29)
                                                              =========      =========      =========      =========      =========
Diluted:
Earnings (loss) applicable to common
  shares before extraordinary item and cumulative
  effect of a change in accounting principle shares
  before extraordinary item .............................          1.58           0.24          (2.33)        (67.08)       (100.29)
Extraordinary gain ......................................            --             --           3.45             --             --
Cumulative effect of change in accounting principle .....         (0.16)            --             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
Earnings (loss) .........................................     $    1.42      $    0.24      $    1.12      $  (67.08)     $ (100.29)
                                                              =========      =========      =========      =========      =========
Average common shares used
  in the calculation (2) - Basic ........................         9,868          8,254          5,769          1,480            942
                         - Diluted ......................        11,325          8,593          5,878          1,480            942
Earnings (loss) per common share data (Proforma):
Pro-forma amounts assuming the accounting change
  is retrospectively applied
                       Revenue                           $107,012     $47,473    $39,921
                       Net income                         $18,980      $3,071     $8,819
                       Earnings per share - basic           $1.82       $0.07      $1.27
                       Earnings per share - fully diluted   $1.58       $0.07      $1.25

                                                                                                 December 31
                                                                    ----------------------------------------------------------------
                                                                      2000          1999          1998          1997         1996(1)
                                                                    --------      --------      --------      --------      --------
                                                                        (In thousands of U.S. dollars)
Balance Sheet Data:
Working capital (deficiency)(3) .............................      $ 33,346      $ 23,371      $ 13,191      $(65,794)      $ 58,071
Total assets ................................................        95,694        57,278        55,752        79,690        183,180
Long-term debt (including capital lease and pension
  obligations and excluding deferred taxes and
  convertible subordinated notes), less current portion .....         4,907         4,115         4,750         5,245          6,651
Convertible Subordinated Notes, less amounts ................            --         4,147         4,147            --         86,250
  classified as current at December 31, 2000 and 1997
Shareholders' equity (deficit), including redeemable
  convertible preferred stock ...............................        49,920        31,604        26,940       (44,943)        31,248

(1) Includes the assets and liabilities, as of December 31, 1996, and the results of operations from November 15, 1996 to December 31, 1996 of Electrotech Limited and Electrotech Equipments Limited.

(2) The average number of common shares used to compute per share amounts has been adjusted to reflect the one for ten reverse stock split effective December 17, 1999. See Note 1 of Notes to Consolidated Financial Statements in this Report for further explanation of the method used to determine the number of shares used to compute per share amounts.

(3)      Working capital deficiency in 1997 includes the Convertible Notes.



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled "Selected Consolidated Financial Data" above, with the audited consolidated financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations, assumptions, estimates and projections and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include but are not limited to, availability of financial resources adequate for medium and long-term needs, product demand and market acceptance, the Company's reliance on a limited number of customers for a substantial portion of its sales and the Company's ability to improve its existing technologies and develop new technologies, as well as those set forth below under "Factors Affecting Future Operating Results."

Overview

         In August 1995, the Company completed its initial public offering of common stock, in which it received net proceeds of $40.1 million.

         In November 1996, the Company acquired Electrotech Limited and Electrotech Equipments Limited (together referred to as Electrotech), both United Kingdom companies, for a total consideration of $145.7 million. Of this consideration, $86.0 million was attributed to purchased in process technology and was expensed in the Company's statement of operations for the year ended December 31, 1996.

         The Company results in 1996 and 1997 were negatively affected to a significant degree by its highly leveraged acquisition of Electrotech. The cash portion of the purchase price for the acquisition was funded through the issuance by the Company of its 7 1/8% convertible notes.

         During 1997, the semiconductor equipment industry entered a cyclical downturn, which adversely affected the

Company's revenues and cash flows. In response to the downturn, the Company restructured its operations in the fourth quarter of 1997. The restructuring included the closure of M0RI etch operations in California and the sale of technology licenses. In the statement of operations for the year ended December 31, 1997 the Company recognized charges of $18.3 million for restructuring costs and $44.1million for the write down of M0RI etch assets. The Company also recognized in cost of goods sold a charge of $20.7 million of inventory write-downs associated with the restructuring.

         As part of the Company's efforts to make payments on debt it incurred to fund the acquisition of Electrotech and to have sufficient working capital, in November 1997, the Company granted non-exclusive, worldwide, paid-up licenses to its M0RI source and ForceFill technologies to Applied Materials for $29.5 million. In addition, the Company restructured its M0RI etch operations and closed its M0RI facility in California. The Company also wrote-down certain intangible assets from the Electrotech acquisition. In March 1998, the Company granted a non-exclusive, worldwide, paid-up license to its M0RI source technology to Lam Research.

         Due to the market conditions and the greatly increased number of shares in issuance due to the debt to equity conversions, the Company's stock price fell below $1.00 and it was delisted from the Nasdaq National Market and moved to the OTC bulletin board on November 11, 1998. On December 17, 1999, following an improvement in its operating results, the Company effected a 10 for 1 reverse stock split and on May 10, 2000 the Company was relisted on the Nasdaq National Market.

         The Company's product revenues consist primarily of system, spare parts and service sales. The Company changed its revenue recognition policy in 2000 to implement the accounting rules of Securities and Exchange Commissions Staff Accounting Bulletin 101 ("SAB 101"). In accordance with SAB 101, revenues related to equipment sales are recognized upon shipment and transfer of title when the equipment has been pre-tested in the factory under conditions similar to which the customer intends to operate the equipment and meets all of the customer's defined specifications. For new customers or new products, revenue is recognized only on final acceptance unless the customer attends and approves the pre-testing procedures and the customer and the Company are satisfied that the performance of the equipment, once installed and operated, will continue to meet the customer's defined specifications.

         Equipment sales generally include the provision of installation and commissioning services, which are not essential to the functionality of the equipment but have contractual payment terms linked to the final acceptance. The Company has deferred revenue recognition on the portion of revenue contractually linked to final acceptance, or the fair value of the installation services, if greater, until acceptance of the machine.

         The Company recognizes revenues from the provision of services at the time services are provided, or if services are provided under a service contract, over the life of the contract on a straight-line basis.

         In accordance with APB 20, the company has implemented the change in revenue recognition policy as a cumulative adjustment in the current year and prior periods have not been restated. Pro forma revenue, income before extraordinary items, net income and earnings per share that assume that the new policy had been retrospectively applied, are provided.

         Demonstration or evaluation systems are completed systems located at certain customer sites, referred to as "beta sites," or at the Company's Newport facility. Trikon provides these demonstration systems at no charge to its customers for a specified evaluation period. All operating costs incurred during the evaluation period are paid by our customers. At the conclusion of the evaluation period, provided that the equipment performs to required specifications, the Company expects that the customer, while not obligated to do so, will purchase the system. Demonstration systems are stated at the lower of cost or estimated net realizable value and are depreciated on a straight line method over four years, if the product is not sold after one year.

         The functional currency for most of the Company's operations is the UK pound. System sales are generally in U.S. dollars and spares and service in various currencies. Changes in foreign currency exchange rates can result in currency gains and losses, which are charged to selling, general and administrative expenses. Periodic differences in the value of non-U.S. net assets as a result of movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the Company's balance sheet.

         The sales cycle from quotation to shipment of the Company's systems generally ranges from four months to one year, depending on capacity utilization and the urgency of the order. The sales cycle can be longer for equipment that is installed at a customer's site for evaluation prior to sale. The typical trial period generally ranges from one to two years after installation.

         The Company's sales are characterized by low volume sales of high cost systems and the Company derives a significant percentage of its revenues from sales to a small number of customers. For the year ended December 31, 2000, approximately 61% of the Company's revenues was derived from sales to four customers. In any given period, the customers accounting for a significant percentage of the Company's revenues vary as a result of the timing of customer orders.

         Research and development are core elements of the Company's business. The Company develops annual budgets for research and development expenses based upon anticipated developments in the technologies for the Company's products. Research and development costs are expensed as incurred.

         As of December 31, 2000, Trikon had U.S. federal and state net operating loss carry forwards of approximately $10.5 million and $1.9 million, respectively. The net operating loss carry forwards will expire at various dates beginning in the years 2003 through 2019, if not utilized. Because Trikon may have experienced a "change of control" for purposes of U.S. federal income taxes in connection with the Company's 1998 financial restructuring, in any one year, the total net operating loss carry forwards available to the Company could be limited, and as a result of such limitations, certain loss carry forwards may expire unutilized. As of December 31, 2000, foreign loss carryforwards amounted to approximately $5.7 million and may be carried forward indefinitely against future income originating from the same sources.

Results of Operations

         The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                             Years Ended December 31,
                                                        ---------------------------------
                                                           2000        1999       1998
                                                        ---------   ---------   ---------
Consolidated Statements of Operations Data:
Revenues:
  Product sales ...................................          99.7%       95.8%       65.9%
  License revenues ................................           0.3         4.2        34.1
                                                        ---------   ---------   ---------
     Total revenues ...............................         100.0       100.0       100.0
Costs of goods sold ...............................          52.2        54.9        53.5
                                                        ---------   ---------   ---------
Gross profit ......................................          47.8        45.1        46.5
Operating expenses:
  Research and development ........................           7.9        13.0        21.2
  Selling, general and administrative .............          21.1        31.1        51.2
  Restructuring costs .............................            --        (8.6)        4.9
                                                        ---------   ---------   ---------
     Total operating expenses .....................          29.0        35.5        77.3
                                                        ---------   ---------   ---------
Income (loss) from operations .....................          18.8         9.6       (30.8)
Interest expense, net .............................          (0.3)       (0.4)       (6.1)
                                                        ---------   ---------   ---------
Income (loss) before income tax charge (benefit) ..          18.5         9.2       (36.9)
Income tax charge (benefit) .......................           0.8         0.2        (4.8)
                                                        ---------   ---------   ---------
Net income (loss) before extraordinary item and
  cumulative effect of a change in accounting
  principle .......................................          17.7         9.0       (32.1)
Extraordinary item ................................            --          --        53.2
Cumulative effect of change in accounting principle          (1.7)         --          --
                                                        ---------   ---------   ---------
Net income ........................................          16.0%        9.0%       21.1%
                                                        =========   =========   =========


Comparison of the Years Ended December 31, 2000 and 1999

         Product Sales. Product sales for the year ended December 31, 2000 increased 120.5% to $106.7 million as compared to $48.4 million for the same period in 1999.

         Sales of Sigma PVD systems were $54.9 million in 2000 compared with $25.2 million in 1999, an increase of 118%. Sales of Omega etch systems increased 55 % to $16.3 million in fiscal 2000 compared with $10.5 million in fiscal 1999. Sales of CVD and spares account for the remainder of product sales.

         Product sales outside of the United States accounted for 73% and 69% of product revenues for the years ended December 31, 2000 and 1999, respectively. The Company expects that sales outside of the United States will continue to represent a significant percentage of the Company's product sales through 2001. In addition, because of the large unit price associated with the Company's systems, the Company anticipates that its product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped may fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

         Product sales are affected by the change in accounting policy required under SAB 101, which resulted in $9.3 million of deferred revenue at December 31, 2000 arising from the change in accounting policy. Product sales under our existing revenue recognition policy would have been $112.2 million. Deferred revenue in the year ended December 2000 of $9.3 million compared to a pro-forma deferral at December 31, 1999 of $3.8 million had the new policy been applied to prior years.

         License Revenues. License revenues earned during the year ended December 31, 2000 amounted to $0.3 million compared to $2.1 million for the year ended December 31, 1999. License revenues in the year ended December 31, 2000 related to the grant of a non-exclusive licence to use a unique power supply. License revenues in the year ended December 31, 1999 primarily resulted from the grant of a non-exclusive license of M0RI(TM) source technology to Lam Research.

         Gross Margin on Product Sales. For the year ended December 31, 2000, the gross margin on product sales was 47.6% as compared to 42.7% for the same period in 1999. Gross margins in the year ended December 31, 1999 were adversely affected by low sales volumes the first half of the year.

         Research and Development Expenses. For the year ended December 31, 2000, research and development expenses were $8.4 million, or 7.8% of total revenues, as compared to $6.5 million, or 13.0% of total revenues for the year ended December 31, 1999. While as a percentage of revenue research and development expenses declined, overall these expenses increased 28% over 1999 and the Company expects this trend to continue in 2001. The major focus of the Company's research and development efforts during the year ended December 31, 2000 continued to be the development of new processes in its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

         Selling, General and Administrative Expenses. For the year ended December 31, 2000, selling, general and administrative expenses were $22.6 million, or 21.1% of total revenues as compared to $15.7 million, or 31.1% of total revenues for the fiscal 1999. Selling, general and administrative expenses for the year ended December 31, 2000 include a charge of $1.5 million in respect of a conditional bonus due to the Company's Chairman and exchange gains of $0.9 million. Selling, general and administrative expenses for the year ended December 31, 1999 include a credit for the release of an allowance for doubtful debts of $1.1 million.

         Restructuring Costs. In the fourth quarter of 1997, the Company commenced a restructuring that included the closure of its M0RI etch operations located in Chatsworth, California. The cost of the restructuring was estimated to be $18.3 million, which was charged to operations in the year ended December 31, 1997. The restructuring reserve included provision for certain M0RI etch related product returns and vendor claims. During 1999 the Company concluded negotiations with customers and vendors and as a result released $4.4 million of the allowance set up for this matter. During the year to December 31, 1998 the Company set up an additional reserve of $1.8 million for future support costs relating to M0RI equipment supplied to customers prior to the commencement of restructuring in November 1997. During 1999 and 2000, the restructuring reserves were reduced by actual payments made by the Company and were extinguished as at December 31, 2000. Management believes that no further reserve is necessary.

         Income from Operations. For the year ended December 31, 2000, the Company realized income from operations of $20.2 million, or 18.8% of total revenues as compared with $4.9 million, or 9.6% of total revenues for the same period in 1999.

         Interest Expense. For the year ended December 31, 2000 interest expense increased to $0.7 million as compared to $0.4 million for the year ended December 31, 1999. The increase arises primarily as a result of interest on a bank loan which was advanced to the Company during the year. The increase caused by the loan interest was offset by a reduced interest expense on the convertible notes arising from the exchange of $2.6 million of 7 1/8% convertible notes for shares of common stock during the first half of the year ended December 31, 2000.

         Interest Income. For the year ended December 31, 2000, interest income was $0.3 million as compared to $0.2 million for the year ended December 31, 1999.

         Income Taxes. For the year ended December 31, 2000, the Company has recorded a tax charge of $0.8 million compared with a tax charge of $0.1 million for the year ended December 31, 1999. The tax charge for the years ended December 31, 2000 and 1999 is in respect of taxes on non U.S. income. The effective tax rate differs from the statutory federal tax rate due to use of operating loss carry forwards for which no benefit had previously been taken. The Company's ability to use its domestic and foreign net operating losses and credit carry forwards will depend upon future income and will be subject to an annual limitation, required by the Internal Revenue Code of 1986 and similar state provisions. See Note 7 of Notes to Consolidated Financial Statements. During the year the Company utilized substantially all of the U.K. operating loss carry forwards which will result in more normal tax rates in future years.

         Upon the closing of the 1998 exchange offer (see "Liquidity and Capital Resources" below), a change of ownership occurred under section 382 of the Internal Revenue Code, which will substantially limit the availability of the Company's net operating loss carry forward for U.S. Federal income tax purposes. Due to the limitation, a substantial amount of this net operating loss carry forward may expire unused.

         The Company has operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, the Company's consolidated effective tax rate may increase to the extent it reports tax losses in some subsidiaries and taxable income in others. Overseas subsidiaries are generally taxed at rates similar to or higher than tax rates in the United States. The payment of dividends or distributions by the subsidiaries to the United States would be subject to withholding taxes in the country of domicile and may be mitigated under the terms of relevant double tax treaties.

Comparison of the Years Ended December 31, 1999 and 1998

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

         License Revenues. License revenues earned during the year ended December 31, 1999 amounted to $2.1 million compared to $13.0 million for the year ended December 31, 1998. License revenues primarily result from the grant of a non-exclusive license of M0RI(TM) source technology to Lam Research.

         Gross Margin on Product Sales. For the year ended December 31, 1999, the gross margin on product sales was 42.7% as compared to 18.9% for the same period in 1998. Gross margins in the first half of fiscal 1999 were adversely affected by low sales volumes. The gross margin for fiscal 1998 includes inventory write-downs amounting to $2.6 million. Excluding the inventory write-downs, the gross margin on product was 29.1% in fiscal 1998. Gross margins in 1998 were negatively impacted by issues related to weakened product demand such as unabsorbed manufacturing overhead associated with the reduced units sold.

          Research and Development Expenses. For the year ended December 31, 1999, research and development expenses were $6.5 million, or 13.0% of total revenues as compared to $8.1 million, or 21.2% of total revenues for the year ended December 31, 1998. The major focus of the Company's research and development efforts during the year ended December 31, 1999 continued to be the development of new processes in further advancing its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

         Selling, General and Administrative Expenses. For the year ended December 31, 1999, selling, general and administrative expenses were $15.7 million, or 31.1% of total revenues as compared to $19.5 million, or 51.2% of total revenues for fiscal 1998. Selling, general and administrative expenses for the year ended December 31, 1999 include a credit for the release of an allowance for doubtful debts of $1.1 million and a charge of $1.5 million for deferred compensation costs relating to the issue of restricted Common Stock to the Company's Chairman. Expenses for the year ended December 31, 1998 included a charge of $1.0 million for deferred compensation costs and $0.6 million for severance costs. The reduction in selling, general and administrative expenses between fiscal 1998 and fiscal 1999 is due to cost cutting measures implemented in the fourth quarter of 1998 and the release of $1.1 million of the allowance against doubtful debts in 1999.

         Restructuring Costs. In the fourth quarter of 1997, the Company commenced a restructuring which included the closure of its M0RI etch operations located in Chatsworth, California. The cost of the restructuring was estimated to be $18.3 million which was charged to operations in the year ended December 31, 1997. The restructuring reserve included provision for certain M0RI etch related product returns and vendor claims. During 1999 the Company concluded negotiations with customers and vendors and as a result released $4.4 million of the allowance set up for this matter. During 1998 and 1999, the restructuring liability was reduced by actual payments by the Company and the balance of the reserve at December 31, 1999 was management's estimate of the remaining liability. During the year to December 31, 1998 the Company set up an additional reserve of $1.8 million for future support costs relating to M0RI equipment supplied to customers prior to the commencement of restructuring in November 1997. The additional reserve was reduced by actual payments as anticipated by the Company.

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

         Income Taxes. For the year ended December 31, 1999, the Company recorded a tax charge of $0.1 million compared with a tax benefit $1.8 million for the year ended December 31, 1998. The tax charge for fiscal 1999 was in respect of alternative minimum taxes and tax on overseas income. The tax benefit in fiscal 1998 represents a recovery of overseas tax following a distribution of retained profits by an overseas subsidiary, and the reversal of deferred tax liabilities established at November 15, 1996 for the difference in the tax basis and financial reporting basis of the Trikon Limited assets acquired. The effective tax rate differs from the statutory federal tax rate due to use of operating loss carryforwards for which no benefit had previously been taken.

Liquidity and Capital Resources

         At December 31, 2000 the Company had $7.1 million in cash compared to $3.9 million at December 31, 1999. During the year ended December 31, 2000, the Company drew down a (pound)5 million two-year term loan with a British bank. The Company has made repayments totaling (pound)1.25 million during the year, and at December 31, 2000 the balance outstanding on the loan was (pound)3.75 million (approximately $5.59 million at the year-end exchange rate) Cash generated by operating activities was $4.0 million compared to a use of cash in operating activities of $1.9 million in 1999. The Company also has an overdraft (credit) facility of (pound)7.5 million ($11.2 million at the year-end exchange rate) with the same bank. The facility is secured on the British assets of the Company and is subject to review on July 31, 2001. At December 31, 2000 the Company had utilized (pound)1.6 million ($2.4 million at year end rates) of the facility in the form of guarantees issued by the bank on behalf of the Company.

         In March 2001 the company negotiated an additional facility with the same bank for a term loan of (pound)15 million ($22.4 million at year end exchange rates). The new term loan incurs interest at 1.25% above the London Interbank borrowing rate and is repayable in three annual installments. Following this agreement the existing overdraft (credit) facility was reduced from (pound)7.5 million to (pound)1.5 million.

         Management believes that the cash flow from future operations and the availability of loans under the existing and new credit facilities is sufficient to fund the Company's operations over the fiscal year ending December 31, 2001.

         In connection with the acquisition of Electrotech, Trikon issued $86,250,000 of 7 1/8% Convertible Notes due October 15, 2001. In May 1998, Trikon accepted $82,103,000 principal amount of convertible notes (approximately 95% of the aggregate principal amount outstanding) for exchange into approximately 51.93 million new shares of Common Stock and 2,855,754 new shares of Series H Preferred Stock $10 per share liquidation preference. During the year ended December 31, 2000, the Company has exchanged $2.64 million face value of the remaining Convertible Notes leaving a balance at December 31, 2000 of $1.51 million, which is due for redemption in 2001. During the year ended December 31, 2000 the Company also exchanged 2,839,823 Series H Preferred Stock for 2,052,481 shares of common stock. The balance of Series H Preferred Stock outstanding at December 31, 2000 was 442,976 shares with a face value of $4.43 million. The Series H Preferred Stock is redeemable at the option of the Company for cash at a redemption price equal to the stated amount ($10 per share) plus accrued and unpaid dividends and the holders of the Series H Preferred Stock will be entitled to receive dividends at an annual rate of 8-1/8% of the stated amount payable annually, at the option of the Company, in cash or additional shares of preferred stock or any combination thereof. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels and accelerated redemption if certain cash flow levels are achieved. If the Company has not redeemed all of the outstanding Series H Preferred Stock on or prior to June 30, 2001, then the holders of Series H Preferred Stock shall be entitled to elect the number of directors that will constitute a majority of the Board of Directors. In January 2001 the Company redeemed a further 169,523 Series H Preferred Stock in exchange for 133,101 shares of common stock and expects to redeem the remaining Series H Preferred shares on or before June 30, 2001. All dividends due to the holders of Series H Preferred Stock have been paid with new shares of Preferred Stock.

Risk Factors

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

         International Exposure. Revenue outside the United States accounted for approximately 73%, 66% and 52% of the Company's total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The Company anticipates that sales outside of the United States will continue to account for a substantial amount of its total revenues. International sales are subject to certain risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, the challenges of maintaining a readily available supply of spare parts, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences. In addition, international sales may be materially adversely affected by currency risks associated with devaluation of certain currencies. There can be no assurance that these and other factors will not have a material adverse effect on revenue and net earnings.

         Recent Developments in Semiconductor Industry. The semiconductor industry is pursuing copper for use as a new conducting material. Copper generally is expected to replace aluminum as the standard conducting material for many semiconductors. Not all of the Company's products may be used with copper and copper processes. If the Company fails to make its products compatible with copper and copper processes at the time our competitors offer copper compatible products our revenues and market share will be negatively affected.

         300mm. The semiconductor industry has historically moved to larger diameter wafers requiring new equipment as a strategy to reduce manufacturing costs. The maximum diameter of silicon wafers used in production is increasing from 200mm to 300mm. In response to this trend Trikon is developing 300mm systems. There can be no assurance, however, that Trikon will be able to complete the development of 300mm systems in time to meet market demand. If Trikon is unable to offer 300mm systems, the Company may lose customers or fail to gain new business from potential customers, which would have a material adverse effect on our revenues and net earnings.

         Development and Acceptance of New Products and Systems. The Company's growth strategy and future success depend upon commercial acceptance of products incorporating new technologies. If the Company is unable to develop and incorporate new technologies into its products, it will be unable to compete effectively and the Company's business will be materially and adversely affected. The semiconductor industry and the semiconductor equipment industry are subject to rapid technological change and frequent introductions of enhancements to existing products. Technological trends have had and will continue to have a significant impact on the Company's business. Our results of operations and ability to remain competitive are largely based upon our ability to accurately anticipate customer and market requirements.

         The Company's success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

     - appropriate technology and product selection;

     - timely and efficient completion of product design and development;

     - timely and efficient implementation of manufacturing and assembly processes;

     - effective sales and marketing;

     - product performance in the field; and

     - product support and service.

         The Company may not be able to accurately forecast or respond to commercial and technical trends in the semiconductor industry or respond to specific product announcements by its competitors. The Company's competitors may be developing technologies and products that are more effective or that may achieve more widespread acceptance. In addition Trikon may incur substantial costs to ensure the functionality and reliability of its current and future products. If the Company's products are unreliable or do not meet customers' expectations, then reduced orders, higher manufacturing costs, delays in collecting accounts receivable or additional service and warranty expense could result. The Company may also experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. Significant delays can occur between a product's introduction and the commencement of volume production of that product. Any of these events could negatively affect our ability to generate the return the Company intends to achieve on our investments in these new products.

          Rapid Technological Change. The markets in which the Company and its customers compete are characterized by rapidly changing technology, the introduction of alternative technologies, evolving industry standards and continuous improvements in products and services. Management believes that the Company's future success will depend, in part, upon its ability to continue to improve its systems and process technologies and to develop new technologies and systems which compete effectively on the basis of total cost of ownership and performance and which adequately address customer requirements. Due to the risks inherent in transitioning to new products, the Company will be required to accurately forecast demand for new products while managing the transition from older products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expense may result. There can be no assurance that the Company will successfully develop and manufacture new products, or that new products introduced by the Company will be accepted in the marketplace. If the Company does not successfully introduce new products, the Company's results of operations may be materially adversely affected.





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

         Quarterly Operating Results Affected by Many Business Factors. The Company has routinely experienced fluctuations in quarterly results and historically derived most of its quarterly revenue from the sale of a small number of systems, which typically have list prices ranging from approximately $750,000 to $4,000,000. Accordingly, the timing of the shipment and/or acceptance of a single system could have a significant impact on the Company's recognition of revenue and its quarterly operating results. A delay in the shipment and/or acceptance near the end of a particular quarter may cause product sales in that quarter to fall below expectations.

         Currency fluctuations. The Company is based in the United Kingdom, and most of its operating expenses are incurred in UK pounds. Trikon's revenues, however, are denominated in US dollars and it reports its financial results in US dollars. Accordingly, if the UK pound increases in value against the US dollar, our expenses as a percentage of revenues will increase and gross margins and net income will be negatively affected.

         Highly Competitive Industry. The markets served by the Company's products are extremely competitive. Virtually all of the Company's primary competitors in the silicon-based semiconductor equipment market are substantially larger companies and some of them have broader product lines than the Company. They have well established reputations in the markets in which Trikon compete, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources than the Company do. The dominant silicon-based semiconductor-equipment manufacturers may determine to enter, or attempt to increase their market share, in the compound semiconductor equipment market. In each market, Trikon also face potential competition from new entrants, including established manufacturers in other segments of the semiconductor capital equipment market who may decide to diversify into our market segments of CVD, PVD and plasma etch.

         Loyalty of new potential customers. The Company believes that once a semiconductor manufacturer has selected a supplier's equipment for a particular fabrication line, the manufacturer often will continue to rely on that supplier's equipment for future requirements, including new generations of similar products. If the Company is unable to sell its products to potential customers using another supplier's equipment it could be difficult for the Company to increase its revenues or market share. Changing from one equipment supplier to another may be expensive and may require a substantial investment of resources by the customer. Accordingly, the Company may experience difficulty in achieving significant sales to a customer using another supplier's equipment. At the same time, however, the Company cannot assume that our existing customers will continue to use the Company's equipment in the future.

         Lengthy Sales Cycle. The Company's products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in the product's performance and compatibility with their requirements to place an order. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of the Company's products often last for many months or even years. Longer sales cycles require the Company to invest significant resources in attempting to make sales and delay the generation of revenue. In addition, Trikon may incur significant costs in supporting evaluation equipment at Trikon's customers' facilities.

         Long sales cycles also subject the Company to other risks, including customers' budgetary constraints, internal acceptance reviews and cancellations. In addition, orders expected in one quarter could shift to another because of the timing of customers' purchase decisions. The time required for the Company's customers to incorporate our products into their manufacturing processes can vary significantly with the needs of our customers and generally exceeds several months, which further complicates our planning processes and reduces the predictability of the Company's operating results.

         Sole suppliers for certain key components: The Company depends on a number of sole suppliers for key components used in the manufacture of its products. If the Company is unable to obtain timely delivery of sufficient quantities of these components, it would be unable to manufacture its products to meet customer demand, unless it is able to locate replacement components. Most significantly, the Company's Sigma fxP and Planar fxP systems are designed around an automation module supplied by Brooks Automation. Due to the high cost of these modules, the Company keeps very few of these systems in inventory. If Brooks Automation fails to deliver the component on a timely basis, delivery of the Company's Sigma fxP and Planar fxP systems will be delayed and sales may be lost. If Brooks Automation is unable to deliver any such modules for a prolonged period of time, the Company would have to redesign its Sigma fxP and Planar fxP systems. There can be no assurance that the Company will be able to do so, or that customers will adopt the redesigned systems.

         Manufacturing facilities. The Company's final assembly and testing activity is concentrated in its facility in Newport, United Kingdom. The Company has no alternative facilities to allow for continued production in case it is obliged to cease production in this facility, as a result of a fire, natural disaster or otherwise. In such event the Company would be unable to produce any products until the facility is replaced. Any such interruption in the manufacturing schedule could cause the Company to lose sales and customers.

         New enterprise resource planning system. The Company is in the process of implementing an enterprise resource planning system to integrate management information, purchasing, accounting and finance, sales, billing, payroll and benefits and regulatory compliance systems. While the finance component of the system has been installed, the manufacturing component of the system is planned for introduction during 2001. Any significant interruption of the Company's business resulting from post implementation issues, such as system response time, vendor software application code errors or system design and configuration problems, could result in delayed product deliveries or manufacturing inefficiencies, which could materially and adversely affect our financial condition and results of operations. In addition, the deployment of this system is a complex, time consuming and expensive process and will require significant attention from management and other personnel resources, which may distract attention from oversight of day-to-day business. The diversion of management's attention and any difficulties associated with deploying the system could have a material adverse effect on revenues, levels of expenses and operating results.

         Failure to hire and retain Key Personnel. The Company's business and future operating results depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for its operations on a worldwide basis. Competition for qualified personnel is intense, and the Company cannot guarantee that it will be able to continue to attract and retain qualified personnel. The Company's operations could be negatively affected if the Company loses key executives or employees or are unable to attract and retain skilled executives and employees as needed.

         Intellectual Property Rights. The Company's success and ability to compete depend in large part upon protecting its proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect its proprietary rights.

         There can be no assurance that patents will be issued on the Company's pending patent applications or that competitors will not be able to legitimately ascertain proprietary information embedded in the Company's products that is not covered by patent or copyright. In such case, the Company may be precluded from preventing the competitor from making use of such information. In addition, should the Company wish to assert its patent rights against a particular competitor's product, there can be no assurance that any claim in any of our patents will be sufficiently broad nor, if sufficiently broad, any assurance that the patent will not be challenged, invalidated or circumvented, or that the Company will have sufficient resources to prosecute its rights.

         In recent years, there has been significant litigation in the United States in the semiconductor equipment industry involving patents and other intellectual property rights. There can be no assurance that infringement claims will not be asserted against the company in the future nor that, if such claims were made, the Company would be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms.

         Any claim that the Company's products infringe proprietary rights would force the Company to defend itself and possibly its customers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject the Company to significant liability for damages and invalidation of its proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force the Company to do one or more of the following:

     - lose or forfeit its proprietary rights;

     - stop manufacturing or selling its products that incorporate the challenged intellectual property;

     - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

     - pay damages, including treble damages and attorney's fees in some circumstances; or

     - redesign those products that use the challenged intellectual property.

If the Company is forced to take any of the foregoing actions, its business could be severely harmed.

         Customer Concentration. To date, Trikon's product sales have been highly concentrated, with approximately 35% of its product revenues for 1998 derived from sales to two customers, approximately 46% of its product revenues for 1999 derived from sales to three customers and approximately 61% of its product revenues for the year ended December 31, 2000 derived from sales to four customers. The Company may not be able to retain its key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from the Company. Any substantial decrease or delay in sales to one or more of Trikon's key customers could harm its sales and financial results. There can be no assurance that these customers will continue to purchase systems and technology from the Company at current levels, or at all. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting the risk include the Company's manufacturing and administrative cost base which is predominately in British pounds, and product sales outside the United States which may be expressed in currencies other than the United States dollar. The Company constantly monitors currency exchange rates and matches currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at December 31, 2000 and 1999 the Company had no open forward currency transactions.

         Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies in the first quarter of 2001 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash-flow by approximately $2.2million for the quarter. The same increase in the value of the British pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $2.3 million. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality, some currencies may weaken while others may strengthen.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index included at "Item 14. Exhibits and Financial Statements Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS.

         The information required by this item is included under "Proposal No. 1: Election of Directors," "Other Information - Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.

         The information required by this item is included under "Other Information - Executive Compensation" in the Company's Definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is included under "Other Information - Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is included under "Other Information - Certain Transactions" in the Company's Definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

----------------

         The following are some of the companies mentioned in this Report:
Anelva Corporation, a subsidiary of NEC Corporation ("Anelva" ), AT&T Corp. ("AT&T"), Applied Materials, Inc. ("Applied Materials"), , Infineon AG ("Infineon"), Hitachi, Ltd. ("Hitachi"), KLA-Tencor Corporation ("KLA-Tencor"), Lam Research Corporation ("Lam Research"), Leybold, Inc ("Leybold") Material Resources Corp. ("MRC"), Novellus Systems, Inc. ("Novellus"), Philips Electronics NV ("Philips"), Siemens AG ("Siemens"), Tokyo Electron Ltd. ("Tokyo Electron"), TriQuint Semiconductor, Inc. ("TriQuint"), Varian Associates, Inc. ("Varian"), Ulvac Japan, Ltd. ("Ulvac") and the Watkins- Johnson Company ("Watkins-Johnson").

                                     PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Index to Financial Statements

                                                                                                          PAGE
                                                                                                          ----

Report of Independent Auditors............................................................................F-1
Consolidated Balance Sheets--December 31, 2000, and 1999..................................................F-2
Consolidated Statements of Operations--Years ended December 31, 2000, 1999 and 1998............................................................................................ F-4
Consolidated Statements of Shareholders' Equity--Years ended
     December 31, 2000, 1999 and 1998.....................................................................F-5
Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998............................................................................................ F-6
Notes to Consolidated Financial Statements............................................................... F-7

(a)(2) Index to Financial Statement Schedules

         Schedule II-- Valuation and Qualifying Accounts.

         All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3) List of Exhibits

            Number        Description

3.1***         Amendment to the Seventh Amended and Restated Certificate of
               Incorporation

4.1(1) Indenture dated as of October 7, 1996 between the Company and U.S. Trust Company of California, N.A.

4.2(2) Form of Common Stock Purchase Warrant issued to each investor under the Note Purchase Agreement on December 16, 1996

4.3(3) Warrant to Purchase Common Stock issued to the lenders under the Amendment to the Credit Agreement on June 17, 1997

4.4(4) First Supplemental Indenture, dated as of May 14, 1998, between the Company and U.S. Trust Company of California, N.A.

10.1(5) 1991 Stock Option Plan of the Company, as amended to date, including the Company's Share Option Scheme for its U.K. employees and the related Share Option and Reimbursement Agreement Between the Company, Trikon Limited and certain of Trikon Limited's subsidiaries

10.2(1) Employment Agreement dated as of November 15, 1995 between that Company and Nigel Wheeler

10.3(1) Registration Agreement dated as of November 15, 1996 between the Company and Christopher D. Dobson

10.4(6) International Technology License and Sales Agreement between the Company and Alcan-Tech Co., Inc. dated November 15, 1991*

10.5(6) International Technology License and Sales Agreement between the Company and Anelva Corporation, dated February 7, 1992++

10.6(7) Technology License and Sales Agreement between the Company and Leybold AG dated December 8, 1992++

10.7(8) Technology License and Sales Agreement between the Company and Watkins-Johnson Company dated December 23, 1993++

10.9(7) Royalty Agreement dated October 3, 1986 by and between the Company and Messrs. Conn, Campbell and Goebel

10.10(7) Assignment of Royalty Rights dated June 8, 1990 executed by Messrs. Conn and Campbell in favor of the Company

10.11(7) Agreement entered into the 25th day of June 1986 by and between the Company and Leybold-Heraeus GmbH

10.12(9) Distribution Agreement dated July 1, 1995 by and between the Company and Canon Sales*

10.13(2) Lease dated July 5, 1985 concerning the Company's facilities at Newport, Gwent, United Kingdom, as assigned to Electrotech Limited effective January 19, 1995

10.14(13)      Partnership Interest and Share Purchase Agreement dated as of
               June 20, 1997 among the Company, SBIC Partners, Norwest Equity
               Partners, and R&M Partners/CVD, G.P.

10.15(3) M0RI(TM) Source Technology License Agreement between the Company and Applied Materials*

10.16(3) FORCEFILL(TM) Technology License Agreement between Trikon Equipment Limited and Applied Materials**

10.17(3) FORCEFILL(TM) Technology License Agreement between Trikon Technologies Limited and Applied Materials*

10.18(10)      Amendment No. 1 to Partnership Interest and Share Purchase
               Agreement, dated December 12, 1997, among the Company, SBIC
               Partners, Norwest, and R&M Partners/CVD, G.P.

10.19(10)      M0RI(TM) Source Technology License Agreement between the Company and Lam Research Corporation++

10.20(11)      Employment Agreement, dated as of May 14, 1998, among Christopher
               D. Dobson, the Company and Trikon Technologies Limited

10.21(11)      Letter Agreement, dated as of May 14, 1998, between Christopher
               D. Dobson and the Company

10.22(11)      Employment Agreement, dated as of May 28, 1998 between the
               Company and Thomas C. McKee 10.23+++ Amendment No. 2 to
               Partnership Interest and Share Purchase Agreement, dated
               September 15, 1998, among the Company, SBIC Partners, Norwest
               Equity Partners and R&M Partners/CVD, G.P.

10.24(12)      1998 Directors Stock Option Plan.

10.25(13)      Offer letter to Nigel Wheeler, dated as of October 27, 1998.

21***          Subsidiaries of the Registrant

23.1***        Consent of Ernst & Young

24.1**         Power of Attorney

(1) Filed as an exhibit to the Company's Current Report on Form 8-K on November 27, 1996.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the Annual Period Ended December 31, 1996 on April 15, 1997.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 on August 14, 1997.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K on May 28, 1998.

(5) Filed as an exhibit to the Company's Proxy Statement for the 2001 Annual Meeting.

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997 on November 14, 1997.

(7) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-4450) on July 11, 1995.

(8) Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-94450) on August 22, 1995.

(9) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement of Form S-1 (Registration No. 33-94450) on July 28, 1995.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K for the Annual Period Ended December 31, 1997 on April 8, 1998.

(11) Filed as an exhibit to the Company's Quarter Report on Form 10-Q for the Quarterly Period Ended June 30, 1998 on August 14, 1998.

(12) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-73445) on March 5, 1999.

(13) Filed as an exhibit to the Company's Annual Report on Form 10-Q for the year ended December 31, 1998.

*              Certain portions of this exhibit have been omitted from the copy filed and are subject to an order granting confidential treatment with respect thereto.
**             Set forth in the signature page hereto.
***            Filed herewith.

(b)  Reports on Form 8-K

                 None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

                              TRIKON TECHNOLOGIES, INC.

                              By: /s/ Nigel Wheeler
                                  --------------------------------------------
                                                  Nigel Wheeler
                                        Chief Executive Officer, President
                                            and Chief Operating Officer

                              By: /s/ William  J. Chappell
                                  --------------------------------------------
                                             William J. Chappell
                                          Chief Financial Officer

                           POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nigel Wheeler and William J. Chappell, and each of them with all power to act without the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

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

          Signature                                               Title                                 Date
          ---------                                               -----                                 ----

       /s/ Nigel Wheeler                 Chief Executive Officer, President and Chief Operating     March 27, 2001
--------------------------------         Officer and Director (Principal Executive Officer)
         Nigel Wheeler

    /s/ William J. Chappell              Chief Financial Officer and Secretary                      March 27, 2001
--------------------------------         (Principal Financial and Accounting
      William Chappell                   Officer)

   /s/ Christopher D. Dobson             Chairman of the Board, Director and Chief Scientific       March 27, 2001
--------------------------------         Officer
     Christopher D. Dobson

      /s/ Richard M Conn                 Director                                                   March 27, 2001
--------------------------------
        Richard M. Conn

   /s/ Stephen N. Wertheimer             Director                                                   March 27, 2001
--------------------------------
     Stephen N. Wertheimer

     /s/Robert R. Anderson               Director                                                   March 27, 2001
--------------------------------
      Robert R. Anderson

REPORT OF INDEPENDENT AUDITORS

To: The Board of Directors
    Trikon Technologies, Inc.


         We have audited the accompanying consolidated balance sheets of Trikon Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trikon Technologies, Inc. at December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the three years ended December 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                  ERNST & YOUNG

Bristol, England
March 27, 2001

                                       F1

                            TRIKON TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)

                                                                               December 31,
                                                                        --------------------------
                                            Assets                         2000             1999
                                                                        --------------------------
Current assets
             Cash and cash equivalents ..........................         $ 7,076         $ 3,927
             Accounts receivable, less allowances of $104 and $46
               at December 31, 2000 and 1999, respectively ......          29,537          15,471
             Inventories ........................................          30,872          19,256
             Other current assets ...............................           6,728           2,129
                                                                          -------         -------
             Total current assets ...............................          74,213          40,783
Property, equipment and leasehold improvements:
             Land ...............................................           1,610           1,729
             Machinery and equipment ............................          13,803           9,654
             Furniture and ......................................           3,460           2,489
             fixtures
             Leasehold improvements .............................          10,545           9,540
                                                                          -------         -------
                                                                           29,418          23,412
             Less accumulated depreciation and amortization .....          10,373           8,195
                                                                          -------         -------
                                                                           19,045          15,217
Demonstration systems ...........................................           2,210             860
Other assets ....................................................             226             418
                                                                          -------         -------
             Total assets........................................         $95,694         $57,278
                                                                          =======         =======

        See accompanying notes to the consolidated financial statements.

                                       F2

                            TRIKON TECHNOLOGIES, INC.

                      (In thousands, except for share data)

                                                                                            December 31
                                                                                 ------------------------------
                                                                                       2000             1999
                                                                                 ------------------------------
                         Liabilities and shareholders' equity
Current liabilities:
      Accounts payable ...................................................         $  16,233          $   6,860
      Accrued expenses ...................................................             3,735              2,786
      Warranty and related expenses ......................................             1,545              1,120
      Sales returns payable ..............................................                --              3,664
      Current portion of long-term debt and capital lease obligations ....             5,421                 93
      Deferred revenue ...................................................             9,330                 --
      Other ..............................................................             4,603              2,889
                                                                                 ------------------------------
      Total current liabilities ..........................................            40,867             17,412
Long-term debt and capital lease obligations, less current portion .......             2,376              4,151
Pension obligations ......................................................             1,467              2,841
Other ....................................................................             1,064              1,270
                                                                                 ------------------------------
    Total liabilities ....................................................            45,774             25,674

Shareholders' Equity:

Preferred Stock
      Authorized shares -- 20,000,000
      Series H Preferred Stock, no par value, $10 per
      share liquidation preference
      Designated shares - 3,500,000 at December 31, 2000 and 1999
      Issued and outstanding 442,976 at December 31, 2000 and 3,197,898 at
      December 31, 1999 ...................................................             4,430             31,979
Common Stock, no par value
      Authorized shares - 50,000,000
      Issued and outstanding --11,709,757  at December 31, 2000
      and 9,404,606 at December 31, 1999 .................................           230,788            199,019
Cumulative translation adjustment ........................................            (5,255)            (2,177)
Deferred compensation ....................................................            (3,603)            (5,121)
Accumulated deficit ......................................................          (176,440)          (192,096)
                                                                                 ------------------------------
Total shareholders' equity ...............................................            49,920             31,604
                                                                                 ------------------------------
Total liabilities and shareholders' equity ...............................         $  95,694          $  57,278
                                                                                 ==============================


        See accompanying notes to the consolidated financial statements.


                                       F3

                            TRIKON TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except for per share data)

                                                                                             Year Ended December 31
                                                                                  -------------------------------------------
                                                                                      2000             1999           1998
                                                                                  -------------------------------------------
Revenues:
   Product sales .............................................................      $ 106,662       $  48,363       $  25,125
   License revenues ..........................................................            350           2,144          13,000
                                                                                  -------------------------------------------
                                                                                      107,012          50,507          38,125
                                                                                  -------------------------------------------
Costs and expenses:
   Cost of goods sold ........................................................         55,847          27,735          20,378
   Research and development ..................................................          8,395           6,545           8,087
   Selling, general and administrative .......................................         22,617          15,723          19,533
   Restructuring costs .......................................................             --          (4,361)          1,843
                                                                                  -------------------------------------------
                                                                                       86,859          45,642          49,841
                                                                                  -------------------------------------------
Income (loss) from operations ................................................         20,153           4,865         (11,716)

Interest:
   Interest expense ..........................................................           (674)           (413)         (2,923)

   Interest income ...........................................................            325             222             590
                                                                                  -------------------------------------------
Income (loss) before income tax charge (benefit) .............................         19,804           4,674         (14,049)
Income tax charge (benefit) ..................................................            824             100          (1,821)
                                                                                  -------------------------------------------
Net income (loss) before extraordinary item and cumulative effect of change in
  accounting principle .......................................................         18,980           4,574         (12,228)
Extraordinary item ...........................................................             --              --          20,293
Cumulative effect of change in accounting principle relating to revenue
  recognition ................................................................         (1,833)             --              --
                                                                                  -------------------------------------------
Net income ...................................................................      $  17,147       $   4,574       $   8,065
                                                                                  ===========================================
Net income applicable to common shares .......................................      $  16,121       $   2,084       $   6,579
                                                                                  ===========================================
Earnings per common share data:
  Basic:
   Income (loss) applicable to common shares before extraordinary item
     and cumulative effect of a change in accounting principle ...............      $    1.82       $    0.25       $   (2.38)
   Extraordinary gain ........................................................             --              --            3.52
   Cumulative effect of change in accounting principle .......................          (0.19)             --              --
                                                                                  -------------------------------------------
   Net income ................................................................      $    1.63       $    0.25       $    1.14
                                                                                  ===========================================
  Diluted:
   Income (loss) applicable to common shares before extraordinary item .......
    and cumulative effect of a change in accounting principle ................      $    1.58       $    0.24       $   (2.33)
   Extraordinary gain ........................................................             --              --            3.45
   Cumulative effect of change in accounting principle .......................          (0.16)             --              --
                                                                                  -------------------------------------------
   Net income ................................................................      $    1.42       $    0.24       $    1.12
                                                                                  ===========================================
Average common shares used in the calculation - Basic ........................          9,868           8,254           5,769
                                              - Diluted ......................         11,325           8,593           5,878
Pro - forma amounts assuming the accounting change is retrospectively applied:

   Revenue ...................................................................      $ 107,012       $  47,473       $  39,921
   Net Income/(Loss) before extraordinary item ...............................      $  18,980       $   3,071       $ (11,474)
   Net Income ................................................................      $  18,980       $   3,071       $   8,819
   Earnings/(loss) per common share  before extraordinary item (basic): ......      $    1.82       $    0.07       $   (2.25)
   Earnings per common share  (basic): .......................................      $    1.82       $    0.07       $    1.27
   Earnings/(Loss) per common share before extraordinary item (fully diluted)       $    1.58       $    0.07       $   (2.20)
   Earnings per common share (fully diluted) .................................      $    1.58       $    0.07       $    1.25

        See accompanying notes to the consolidated financial statements.


                                       F4

                            TRIKON TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                          Series G                     Series H
                                                       Preferred Stock             Preferred Stock              Common Stock
                                                     Shares       Amount         Shares        Amount       Shares        Amount
                                                 --------------------------------------------------------------------------------
Balance at January 1, 1998                            2,962      $ 19,349            --            --        15,147      $137,767
     Exchange Offer for Series G
     Preferred Stock                                 (2,962)      (19,349)        2,856        28,558        15,158        19,349
     Exchange Offer for $82.103m
     Convertible Notes (1)                               --            --            --            --        51,925        34,271
     Restricted Stock issued to
     Chairman                                            --            --            --            --        11,493         7,585
     Shares issued to holders of CVD
     Partnership shares                                  --            --            --            --           300            47
     Amortization of restricted stock                    --            --            --            --            --            --
     Cumulative translation                              --            --            --            --            --            --
     adjustments                                         --            --            --            --            --            --
     Net Income                                          --            --            --            --            --            --

     Comprehensive income                                --            --            --            --            --            --
     Preference dividend                                 --            --            97           973            --            --
                                                 --------------------------------------------------------------------------------
Balance at December 31, 1998                              0             0         2,953        29,531        94,023       199,019
     Issuance of Stock                                   --            --            --            --            22            --
    Adjustment arising on reverse
      stock split (2)                                    --            --            --            --       (84,641)           --
    Amortization of restricted stock                     --            --            --            --            --            --
    Cumulative translation
    adjustments                                          --            --            --            --            --            --
     Net Income                                          --            --            --            --            --            --
     Comprehensive income                                --            --            --            --            --            --
     Preference dividend                                 --            --           245         2,448            --            --
                                                 --------------------------------------------------------------------------------
Balance at December 31, 1999                              0             0         3,198        31,979         9,404       199,019
     Issuance of stock                                   --            --            --            --            49            44
     Conversion of preferred stock                       --            --        (2,839)      (28,398)        2,008        28,398
     Conversion of convertible bond                      --            --            --            --           204         2,685
     Conversion of  accrued preferred dividend           --            --            --            --            45           642
     Amortization of restricted stock                    --            --            --            --            --            --
     Cumulative translation                              --            --            --            --            --            --
     adjustments                                         --            --            --            --            --            --
     Net Income                                          --            --            --            --            --            --

     Comprehensive income                                --            --            --            --            --            --
     Preference dividend                                 --            --            84           849            --            --

                                                 --------------------------------------------------------------------------------
Balance at December 31, 2000                              0      $      0           443      $  4,430        11,710      $230,788
                                                 --------------------------------------------------------------------------------

                                                     Accum-          Cumulative
                                                     ulated          Translation      Deferred
                                                     Deficit         Adjustment     Compensation      Total
                                                    ---------------------------------------------------------
Balance at January 1, 1998                          $(201,314)      $    (745)             --       $ (44,943)
     Exchange Offer for Series G
     Preferred Stock                                       --              --              --          28,558
     Exchange Offer for $82.103m
     Convertible Notes (1)                                 --              --              --          34,271
     Restricted Stock issued to
     Chairman                                              --              --          (7,585)             --
     Shares issued to holders of CVD
     Partnership shares                                    --              --              --              47
     Amortization of restricted stock                      --              --             948             948
     Cumulative translation                                --              --
     adjustments                                           --              (6)             --              (6)
     Net Income                                         8,065              --              --           8,065
                                                                                                     --------
     Comprehensive income                                  --              --              --           8,059
     Preference dividend                                 (973)             --              --              --
                                                    ---------------------------------------------------------
Balance at December 31, 1998                         (194,222)           (751)         (6,637)         26,940
     Issuance of Stock                                     --              --              --              --
    Adjustment arising on reverse
      stock split (2)                                      --              --              --              --
    Amortization of restricted stock                       --              --           1,516           1,516
    Cumulative translation
    adjustments                                            --          (1,426)             --          (1,426)
     Net Income                                         4,574              --              --           4,574
                                                                                                    ---------
     Comprehensive income                                  --              --              --           3,148
     Preference dividend                               (2,448)             --              --              --
                                                    ---------------------------------------------------------
Balance at December 31, 1999                         (192,096)         (2,177)         (5,121)         31,604
     Issuance of stock                                     --              --              --              --
     Conversion of preferred stock                         --              --              --              --
     Conversion of convertible bond                        --              --              --           2,685
     Conversion of accrued preferred dividend            (642)             --              --              --
     Amortization of restricted stock                      --              --           1,518           1,518
     Cumulative translation                                --              --              --              --
     adjustments                                           --          (3,078)         (3,078)
     Net Income                                        17,147              --              --          17,147
                                                                                                    ---------
     Comprehensive income                                  --              --              --          14,069
     Preference dividend                                 (849)             --              --              --

                                                    ---------------------------------------------------------
Balance at December 31, 2000                        $(176,440)      ($  5,255)      $  (3,603)      $  49,920
                                                    ---------------------------------------------------------


--------------------------------------------------------------------------------

1. The $82.103 million of Convertible Notes were exchanged for 22,660,798 new shares of Common Stock and 29,264.625 new shares of Series I Preferred Stock. Each share of Series I Preferred Stock automatically converted to 1,000 shares of Common Stock upon shareholder approval on July 28, 1998.

2. The shares of common stock in issue at December 17, 1999 were subject to a reverse stock split of one for ten.

        See accompanying notes to the consolidated financial statements.


                                       F5

                            TRIKON TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

                                                                                 Year Ended December 31
                                                                         ------------------------------------
                                                                            2000          1999         1998
                                                                         ------------------------------------
Operating activities
Net income .........................................................     $ 17,147      $  4,574      $  8,065
Adjustments to reconcile net income to net cash used in operating activities:
     Extraordinary item ............................................           --            --       (20,293)
     Depreciation and amortization of plant, equipment, leasehold
          improvements, and demonstration systems ..................        2,858         3,294         3,891
     Interest on loan notes capitalized ............................           41            --            --
     Amortization of financing costs ...............................           28            28           315
     Amortization of deferred compensation .........................        1,518         1,516           948
     Provision for loss on accounts receivable .....................           58        (2,493)          (64)
     Changes in operating assets and liabilities:
     Accounts receivable ...........................................      (14,124)       (6,856)       12,784
     Inventories (including demonstration systems) .................      (17,094)         (306)        5,166
     Other current assets ..........................................       (4,599)          727        (1,234)
     Sales returns .................................................       (3,664)       (7,054)         (750)
     Restructuring cost ............................................         (183)         (916)       (2,853)
     Accounts payable and other liabilities ........................       12,136         5,613        (4,237)
     Income tax payable ............................................          506           (14)       (1,524)
     Other current liabilities .....................................           --          (807)         (977)
         Deferred revenue ..........................................        9,330            --            --
                                                                         ------------------------------------
Net cash provided by / (used in) operating activities ..............        3,958        (1,887)          214
Investing Activities

Purchases of property, equipment and leasehold improvements ........       (2,899)       (1,560)         (511)
Proceeds from sale of property, equipment and leasehold improvements            0         1,112           484
Other assets and liabilities .......................................       (1,416)         (579)           92
                                                                         ------------------------------------
Net cash (used in)/provided by investing activities ................       (4,315)       (1,027)           65
Financing Activities
Issuance of Stock ..................................................           44
Costs relating to Exchange Offer ...................................           --            --          (700)
Borrowings under bank credit lines .................................        7,550            --            --
Repayments under bank credit lines .................................       (1,888)           --          (325)
Payments on capital lease obligations ..............................         (295)         (227)         (617)
                                                                         ------------------------------------
Net cash provided by (used in) financing activities ................        5,411          (227)       (1,642)
Effect of exchange rate changes in cash ............................       (1,905)         (823)           (6)
                                                                         ------------------------------------
Net increase/(decrease) in cash and cash equivalents ...............        3,149        (3,964)       (1,369)
Cash and cash equivalents at beginning of year .....................        3,927         7,891         9,260
                                                                         ------------------------------------
Cash and cash equivalents at end of year ...........................     $  7,076      $  3,927      $  7,891
                                                                         ====================================


Supplemental Statements of Cash Flows Information
Cash paid during the year for:
     Interest.......................................................        $554         $ 365         $ 422
     Taxes (primarily foreign)......................................         172            54           368
Non-cash investing and financing activities:

     Equipment acquired under capital lease.........................         914            --           269


         See accompanying notes to the consolidated financial statement


                                       F6

                            TRIKON TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


1.       SIGNIFICANT ACCOUNTING POLICIES

Background

         Trikon Technologies, Inc. and its subsidiaries (collectively the "Company") operates in one segment, designing, manufacturing and marketing advanced high density, low pressure plasma sources, process modules and plasma processing systems. These products are used for chemical and physical vapor deposition and etch applications and are sold to semiconductor manufacturers worldwide.

         The consolidated financial statements of the Company include the accounts of its subsidiaries all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

         The Company derives its revenues from three sources - equipment sales, spare parts sales and service contracts, and has changed its accounting policy to adopt Staff Accounting Bulletin 101 issued by the staff of the Securities and Exchange Commission, effective the fourth quarter of fiscal 2000.

         In accordance with this SAB, revenues related to equipment sales are recognized upon shipment and transfer of title when the equipment has been pre-tested in the factory under conditions similar to which the customer intends to operate the equipment and meets all of the customers defined specifications. For new customers, or new products, revenue is recognized only on final acceptance unless the customer attends and approves the pre-testing procedures and the customer and the Company is satisfied that the performance of the equipment, once installed and operated, will continue to meet the customer-defined specifications. Equipment sold as demonstration or evaluation units are recognized for revenue on transfer of title and either final acceptance, or satisfactory completion of testing to demonstrate that the equipment meets all the customer defined specifications.

         Equipment sales generally include the provision of installation and commissioning services, which are not essential to the functionality of the equipment but have contractual payment terms linked to the final acceptance. The company has deferred revenue recognition on the portion of revenue contractually linked to final acceptance, or the fair value of the installation services, if greater, until acceptance of the machine.

         Revenue related to spare parts is recognized on shipment and revenue related to service contracts is recognized ratably over the duration of the contracts.

Licensing Agreements

         Income from licensing agreements represents amounts received in respect of licenses granted in previous fiscal years. On March 18, 1998, the Company granted a non-exclusive, worldwide license of its M0RITM source technology to Lam Research Corporation ("Lam Research"). Under the terms of the agreement, Lam Research may pay up to $5 million in future royalties contingent upon adopting the licensed technology. The license agreement with Lam Research does not preclude Trikon from utilizing, or licensing to third parties, the licensed technology.

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


                                       F7

                            TRIKON TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued
                                December 31, 2000

                                                  2000         1999
                                           --------------------------
                                                  (In thousands)

Components                                       $15,592      $3,614
Work-in-process                                   14,540      13,840
Finished goods                                       740       1,802
                                           --------------------------
                                                 $30,872     $19,256
                                           ==========================

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

Demonstration Systems

         Demonstration or evaluation systems are completed systems located at certain strategic customer sites ("beta sites") or at the Company's facilities. The Company provides these demonstration systems at no charge for a specified evaluation period. The customer pays all operating costs incurred during the evaluation period. At the conclusion of the agreed upon evaluation period, provided that the equipment performs to required specifications, management expects that the customer, while not obligated to do so, will purchase the system. Demonstration systems are stated at the lower of cost or estimated net realizable value and are depreciated on a straight-line method over four years, if the product is not sold after one year.

Accounting for Income Taxes

         The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

Research and Development Costs

         Research and development costs are expensed as incurred.

Stock-based Compensation

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25 `Accounting for Stock Issued to Employees' which generally measures compensation expense based on the excess of the quoted market price of the Company's Common Stock over the option price on the measurement date. In October 1995, SFAS No. 123 `Accounting for Stock Based Compensation' was issued. SFAS No. 123 provides alternative accounting treatment to APB No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting requirements of SFAS No. 123. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to continue to measure compensation costs following present accounting rules under APB No. 25, and, accordingly, recognizes no compensation for the stock option grants, since the exercise price of stock options granted equals the quoted market price of the underlying stock at the date of grant.

Earnings (Loss) Per Share

         Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, 'Earnings Per Share,' which specifies the computation, presentation and disclosure requirements for earnings per share. The following table sets forth the computation of basic and diluted earnings (loss) per share.


                                       F8

                            TRIKON TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued
                                December 31, 2000

                                                                              2000          1999          1998
                                                                                       (In thousands)
Numerator:
      Net income (loss) before extraordinary item and cumulative effect
      of change in accounting policy ..................................     $ 18,980      $  4,574      $(12,228)
      Extraordinary item ..............................................           --            --        20,293
      Cumulative effect of change in accounting policy ................       (1,833)           --            --
                                                                            ------------------------------------
      Net income after extraordinary item .............................       17,147         4,574         8,065
      Dividend applicable to Preferred Stock ..........................        1,026         2,490         1,486
                                                                            ------------------------------------
      Net income applicable to common shares ..........................     $ 16,121      $  2,084      $  6,579
                                                                            ------------------------------------
Denominator:
      For basic earnings per share
      Weighted average shares outstanding .............................       11,017         9,403         6,496
      Restricted shares ...............................................       (1,149)       (1,149)         (727)
                                                                            ------------------------------------
                                                                               9,868         8,254         5,769
                                                                            ------------------------------------
      For diluted earnings per share
      Adjusted weighted average shares outstanding ....................        9,868         8,254         5,769
     Effect of dilutive securities
      Employee stock options ..........................................          583           339            --
      Restrictive shares ..............................................          874            --            --
      Series G Preferred Stock conversion .............................           --            --           109
                                                                            ------------------------------------
                                                                              11,325         8,593         5,878
                                                                            ------------------------------------

         Basic earnings per share for the years ended December 31, 2000, 1999 and 1998 exclude the effect of 1,149,281 restricted shares of common stock, which are contingently issuable to the Company's Chairman of the Board. The calculation of diluted earnings per share for the year ended December 31, 1998 assumes that the Series G Preferred Stock was converted into 296,204 shares of Common Stock as of January 1, 1998 under the if-converted method.

         The number of shares used in the denominator has been adjusted to reflect the one for ten reverse stock split effected on December 17, 1999.

Comprehensive Income

         Comprehensive income comprises net income and currency translation losses for each year. Translation losses were $3,078 thousand, $1,426 thousand and $6 thousand during the years ended December 31, 2000, 1999 and 1998 respectively and total comprehensive income amounted to $14,069 thousand, $3,148 thousand, and $8,059 thousand for the same years respectively.

Foreign Currency Translation

         The functional currency of most of the Company's foreign subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the balance sheet date and translates the statement of operations items at the average exchange rate for the year. Translation adjustments are recorded as a component of shareholders' equity in the consolidated balance sheet. Transaction gains and losses, other than those that relate to transactions deemed to be of a long-term nature, are recognized in earnings. During the years ended December 31, 2000, 1999 and 1998, the transaction exchange gains credited to selling, general and administrative costs were $910,000, $149,000 and $639,000, respectively.

Restructuring

         In the second half of 1997, the Company began a restructuring of its operations which included the closure of its M0RI etch operations located in Chatsworth, California. The charge for the year consisted of restructuring costs and a provision for sales returns. At June 30, 1998, the Company set up an additional reserve of $1.8 million for future support costs relating to M0RI(TM) equipment supplied to customers prior to the commencement of the restructuring.


                                       F9

                            TRIKON TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued
                                December 31, 2000

During the years ended December 31, 2000 and 1999, support costs of $0.2 million and $0.4 million respectively relating to M0RI equipment have been charged against this reserve, in line with Company estimates. All reserves are fully utilized at 31 December 2000.

         During the year ended December 31, 1999 the Company completed negotiations concerning the return of equipment and, as a result, the reserve for sales returns was reduced by $4.1 million. The Company has subsequently made payments in respect of sales returns of $3.7 million and $3.0 million during the years ended December 31, 2000 and 1999, respectively.

2.       EXCHANGE OFFER

         On April 14, 1998, the Company commenced an exchange offer (the "Exchange Offer") for all outstanding Convertible Subordinated Notes (the "Convertible Notes"), and Series G Preferred Stock and Warrants, and filed a
Schedule 13E-4 with the Securities and Exchange Commission. The Exchange Offer expired on May 14, 1998, and immediately thereafter, the Company accepted for exchange or conversion all validly tendered Convertible Subordinated Notes, series G Preferred Stock and Warrants. (See Notes 5 and 6.)

         In connection with the consummation of the Exchange Offer, the Company issued 1,149,281 shares of restricted Common Stock to the Company's Chairman of the Board. Subject to certain conditions, the restricted Stock will vest one hundred percent (100%) upon the earlier of (i) May 14, 2003, or (ii) the sale of all or substantially all of the assets of the Company. The restricted Stock represents approximately 10% of the outstanding Common Stock (after giving effect to the elimination of the restrictions on the Stock). The restricted Stock was valued at $7.6 million based upon average traded prices immediately after the grant. This amount has been accounted for as an addition to Common Stock and as deferred compensation within the Statement of Shareholders Equity. The deferred compensation is being amortized on a straight line basis over a five-year period resulting in a charge against operations of $1.5 million during each of the years ended December 31, 2000 and December 31, 1999.

3.       EXTRAORDINARY GAIN

         On May 14, 1998, the Company accepted for exchange $82.1 million principal amount of Convertible Notes tendered in the Exchange Offer (See Note
2). The Convertible Notes were exchanged for 519,255 shares of Common Stock and 2,855,754 Series H Preferred Stock. The shares of Common Stock and equivalents had an average value of $6.60 each following the exchange. The extraordinary gain arising on the exchange is as follows (in thousands):

         Principal amount of Convertible Notes exchanged        $ 82,103
         Interest waived                                           3,635
                                                                --------
                                                                  85,738
         Value of Common Stock and equivalents issued            (34,271)
         Series H Preferred Stock issued - principal amount      (28,558)
         Convertible Note issuance costs written off              (1,916)
         Costs relating to the exchange offer                       (700)
                                                                --------
         Gain on exchange of Convertible Notes                  $ 20,293
                                                                ========


                                      F10

                            TRIKON TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued
                                December 31, 2000

4. FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES


                                                     Year Ended December 31
                                           -----------------------------------------
                                               2000           1999           1998
                                           -----------------------------------------
                                                        (In thousands)
Revenues:
Unaffiliated Customers
    North America                           $  29,180      $  17,027      $  18,704
    Foreign (primarily Europe)                 77,832         33,480         19,421
    Inter-geographic:
    North America                                 482            314            169
    Foreign (primarily Europe)                 29,290          9,193          2,645
    Eliminations                              (29,772)        (9,507)        (2,814)
                                           -----------------------------------------
                                            $ 107,012      $  50,507      $  38,125
                                           =========================================
Operating income (loss):
    North America                           $     416      $   4,328      $   9,421
    Foreign (primarily Europe)                 19,737            537        (21,137)
                                           -----------------------------------------
                                            $  20,153      $   4,865      $ (11,716)
                                           =========================================
    Identifiable assets:
    United States                           $   9,559      $   5,184      $   4,029
    Foreign (primarily Europe)                 86,135         52,094         51,723
                                           -----------------------------------------
                                            $  95,694      $  57,278      $  55,752
                                           =========================================
    Export sales from the United States     $   3,947      $     500      $     250
                                           =========================================

License revenue of $350,000, $2,144,000 and $13,000,000 for each of the years ended December 31, 2000, 1999 and 1998 respectively have been included within North America.

5        LONG-TERM DEBT

Long term debt includes the following (in thousands):

                                      2000                       1999
                              ---------------------------------------

Convertible notes                   $1,505                     $4,147
Bank Debt                            5,587                          0
Capital lease obligations              705                         97
                              ---------------------------------------
Total                                7,797                      4,244
Less current portion:               (5,421)                       (93)
                              ---------------------------------------
Long term portion                   $2,376                     $4,151
                              =======================================


Convertible Notes

         The Company has outstanding $1,505,000 of Convertible Notes as at December 31, 2000. The Convertible Notes bear interest at 7-1/8% which is payable semi-annually on April 15 and October 15. The Convertible Notes mature on October 15, 2001, and are unsecured obligations of the Company and are subordinated in right of payment to all existing and future debt (as defined) of the Company. The Notes are convertible, at the option of the holder, into shares of Common Stock at a conversion price of $156.35 per share, subject to adjustment in certain events.


                                      F11

                            TRIKON TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued
                                December 31, 2000

         During the year, the Company exchanged $2,642,000 million of Convertible Notes and accrued interest thereon for 204,493 shares of Common Stock.

Bank Debt

         During the year the Company entered a two year term loan facility of $7.45 million and a separate overdraft facility of $11.2 million with a British Bank. The two-year term loan facility incurs interest at 1.5% over the three month London Interbank borrowing rate ( as at December 31, 2000 a rate of 7.4%). The loan is repayable in equal quarterly installments through June 2002. The loan can be prepaid without penalty. The loan facility includes financial covenants that require the Company to maintain the ratio of net borrowings to net worth less than 0.5:1.0 and to maintain interest cost at below 10% of operating income.

         No borrowings were outstanding during fiscal 2000 or at December 31, 2000 with respect to the overdraft facility. Amounts drawn down under the overdraft facility are repayable on demand and bear interest at 1.25% over the three month London Interbank borrowing rate.

         In March 2001 the company negotiated an additional facility with the same bank for a term loan of (pound)15 million ($22.4 million at year end exchange rates). The new term loan incurs interest at 1.25% above the London Interbank borrowing rate and is repayable in three annual installments. Following this agreement the existing overdraft (credit) facility was reduced from (pound)7.5 million to (pound)1.5 million.

6.       PREFERRED STOCK AND WARRANTS

Preferred Stock

         The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion. The Board has authorized the issue of up to 3.5 million shares of Series H Preferred Stock.

         In conjunction with the Exchange Offer, the Company issued 2,855,754 new shares of Series H Preferred Stock, $10 stated amount per share. The Series H Preferred Stock will be redeemable at the option of the Company for cash at a redemption price equal to the stated amount plus accrued and unpaid dividends and the holders of the Series H Preferred Stock shall be entitled to receive dividends at an annual rate of 8-1/8% of the stated amount payable semiannually on October 15 and April 15, in cash or additional shares of Preferred Stock or any combination thereof at the option of the Company. The dividend rate has been increased to 9-1/8% with effect from April 15, 2000 following the achievement of specified income levels. The Series H Preferred Stock will be subject to automatic conversion if the Company's Common Stock price reaches certain levels. If the Company has not redeemed all of the outstanding Series H Preferred Stock on or prior to June 30, 2001, then the holders of Series H Preferred Stock shall be entitled to elect the number of directors that will constitute a majority of the Board of Directors. Dividends due to holders of Series H Preferred Stock during 2000 totaling $1,491,000 were paid by the issue of 84,538 new shares of Series H Preferred Stock and 45,000 shares of common Stock in conjunction with an exchange of series H preferred to Common Stock. Dividends due to holders of Series H Preferred Stock during 1999 totaling $2,448,100 were paid by the issue of 244,824 new shares of Series H Preferred Stock.

                  During the year the Company exchanged a total of 2,839,473 shares of Series H Preferred Stock plus accrued dividend for 2,052,481 shares of Common Stock.

         In January 2001 the Company issued 133,101 new shares of Common Stock in exchange for 169,553 shares of series H preferred shares plus accrued dividends.

Warrants

         In conjunction with the initial issue of Convertible Notes, warrants (the Note Purchase Agreement Warrants) to acquire up to 24,510 shares of Common Stock with an exercise price of $127.5 per share were issued. The Note Purchase Agreement Warrants vested 50% upon the execution of the Note Purchase Agreement and 50% upon funding of borrowings under the Note Purchase Agreement. No warrants were ever exercised and these warrants expire December 16, 2001.


                                      F12

                            TRIKON TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued
                                December 31, 2000


7.       INCOME TAXES

         The income tax provision (benefit) consists of the following:

                                                      Year Ended December 31
                                             -------------------------------------------
                                                 2000           1999              1998
                                             -------------------------------------------
                                                          (In thousands)
Current:
  Federal ...........................          $      11     $      --      $      --
  State .............................                  1            53             --
  Foreign ...........................                812            47         (1,821)
                                             -------------------------------------------
                                                     824           100         (1,821)
Deferred: ...........................                 --            --             --
                                             -------------------------------------------
  Total .............................          $     824     $     100      $  (1,821)
                                             -------------------------------------------

A reconciliation of the statutory federal income tax rate, as a percentage of income (loss) before tax, is as follows:

                                                      Year Ended December 31
                                             -------------------------------------------
                                                 2000           1999              1998
                                             -------------------------------------------
                                                          (In thousands)

Statutory federal income tax rate--provision
(benefit) ................. ................          35%           35%           (35)%
Change in valuation reserve due to net
Operating loss carryforwards not utilized ..         (31)          (33)            22
                                             -------------------------------------------
                                                       4%            2%           (13)%
                                             ===========================================



         The income (loss) before income taxes of the Company's foreign subsidiaries for the years ended December 31, 2000, 1999 and 1998 was approximately $19,822,000, $633,000 and $(20,668,000) respectively.

         As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $10.5 million and $1.9 million respectively. The net operating loss carryforwards will expire at various dates beginning in years 2003 through 2019, if not utilized. Foreign loss carryforwards amounted to approximately $5.7 million and may be carried forward indefinitely against future income originating from the same sources.


                                      F13

                            TRIKON TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued
                                December 31, 2000


               Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1996 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

         Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                                   2000            1999
                                                                     (in thousands)
Deferred Tax liabilities
Domestic: .............................................         $      --       $      --
Foreign: ..............................................               693             901
                                                                -------------------------
   Tax depreciation in excess of book .................               693             901

Deferred tax assets:
Domestic:
   State taxes ........................................                --             248
   Net operating loss carry forwards ..................             3,690           4,069
Foreign:
   Allowances and accruals not currently deductible for
   tax purposes .......................................             2,252           6,350
                                                                -------------------------
                                                                    5,942          10,667
Less valuation reserve on domestic deferred tax assets              5,249           9,766
                                                                -------------------------
Net deferred tax assets ...............................               693             901
                                                                -------------------------
Net deferred tax liabilities ..........................         $      --       $      --
                                                                =========================


8.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS

United States 401(k)

         In November 1993, the Company established a 401(k) plan covering substantially all of its United States employees. The 401(K) plan allows eligible employees to contribute up to 15% of their compensation. Company contributions are voluntary and at the discretion of the Board of Directors. There were no contributions made by the Company for the years ended December 31, 2000, 1999, and 1998.

United Kingdom Pension Plan

         The Company operates a pension plan known as "The Electrotech Retirements Benefits Scheme," (the Plan), which undertakes to provide retirement benefits to participating employees based upon their final pensionable salary. The assets of the Plan are administered by the Trustees and are separate from those of the Company.

         Information required in respect of the net periodic benefit cost and related obligation determined in accordance with SFAS 87 and SFAS132 is given below.

         Benefits under the pension plan are principally determined by years of service and employee remuneration.

         Pension plan funding policy is based on annual contributions at a rate that is intended to fund benefits as a level percentage of pay over the working lifetime of the plan participants. The assets of the plan are invested primarily in equities, UK fixed interest stocks and property.

         There are no other post-retirement benefits provided to employees.

         Assumptions used to determine the net periodic benefit cost for the 2000, 1999 and 1998 financial years and related benefit obligation are shown below.



                                      F14

                            TRIKON TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued
                                December 31, 2000

                                                2000        1999        1998
Discount rate                                    6.00%       6.00%        7.00%
Long term rate of return on plan assets          7.50%       7.75%        8.50%
Increase in compensation levels                  5.00%       5.50%        6.00%


         The actuarial calculations in respect of the Plan assume a rate of increase of pensions in payment accrued after April 6, 2000 of 3.0%. Fixed pension increase rates apply for pension in respect of service before that date.

         The components of net benefit expense are detailed in the table below.

                                               2000        1999         1998
                                                     (in Thousands)

Service cost                                  $ 329       $ 331        $ 400
Interest cost on benefit obligation             846         731          802
Expected return on plan assets                 (691)       (561)        (532)
Net amortization and deferral:
- recognized (gains) and losses                  51          30           37
                                              ------------------------------
Net benefit expense                           $ 535       $ 531        $ 707
                                              ==============================


         The funded status of the Plan is summarized in the table below.

                                                            2000            1999
                                                               (in thousands)
Benefit obligation at end of year                        $  14,384       $  12,733
Fair value of plan assets                                   10,390           9,343
                                                         -------------------------
Benefit obligation in excess of plan assets                  3,994           3,390
Unrecognized prior service cost                                  0               0
Unrecognized net loss                                        2,201             101
                                                         -------------------------
Net amount recognized at end of year                     $   1,793       $   3,289
                                                         =========================

Change in benefit obligation

                                                            2000            1999
                                                               (in thousands)
Benefit obligation at start of year                      $  12,733       $  12,312
Translation difference                                        (969)           (363)
Service cost                                                   329             331
Interest cost                                                  846             731
Contributions by plan participants                              98              83
Actuarial losses (gains)                                     1,434            (290)
Benefits paid                                                  (87)            (71)
                                                         -------------------------
Benefit obligation at end of year                        $  14,384       $  12,733
                                                         =========================

Change in Plan assets

                                                            2000            1999
                                                               (in thousands)
Fair value of plan assets at start of year               $   9,343       $   7,037
Translation difference                                        (710)           (219)
Actual (loss) return on plan assets                            (64)          1,758
Contributions by plan participants                              98              83
Contributions by employer                                    1,810             755
Benefits (paid)                                                (87)            (71)
                                                         -------------------------
Fair value of plan assets at end of year                 $  10,390       $   9,343
                                                         =========================


                                      F15

                            TRIKON TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued
                                December 31, 2000

         The Company also makes contributions to a Group Personal Pension plan for employees who are not members of the final salary plan. Total contributions to the Group Personal Pension plan for the years ended December 31, 2000, 1999 and 1998 amounted to $333,000, $277,000 and $315,000 respectively.

9.       COMMITMENTS AND CONTINGENCIES

Leases:

         The Company leases certain equipment under capital leases. The Company also leases its offices, manufacturing facilities and certain equipment under non cancelable operating lease agreements. Certain leases are subject to escalation clauses based on applicable inflation indexes.

         Cost of equipment under capital leases included in property and equipment at December 31, 2000 and 1999 was $825,000 and $254,000 respectively, and accumulated amortization was $96,000 and $76,000, respectively. Amortization expense under these leases is included in depreciation expense.

         Future minimum lease payments under capital leases and non cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2000:

                                                                 Capital      Operating
                                                                 Leases         Leases
                                                               ------------------------
                                                                    (In thousands)
2001 .................................................         $     229      $   1,611
2002 .................................................               177          1,588
2003 .................................................               161          1,506
2004 .................................................               161          1,332
2005 .................................................               134          1,047
                                                               ------------------------
                                                                     862      $   7,084
                                                                              =========
Less amounts representing imputed interest ...........               157
                                                               ---------
Present value of net minimum lease payments, including
amounts classified as current ........................         $     705
                                                               =========


         Rental expense for operating leases was $1.6 million, $1.6 million and $1.8 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Contingencies:

         In the ordinary course of business the Company is involved with various types of claims and legal proceedings, which may result in litigation, or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company's financial position, cash flow or results of operations.

10.      FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, capital lease obligations, and the convertible subordinated notes. The carrying amounts at December 31, 2000 of these financial instruments approximates their fair value, except for the convertible subordinated notes for which the fair market value was below face value.


                                      F16

                            TRIKON TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued
                                December 31, 2000


Major Customers and Concentration of Credit Risk

         Accounts receivable consist primarily of amounts due from original equipment manufacturers, end use customers, and distributors within the Company's industry. At December 31, 2000 four customers represented 27%, 20%, 16% and 15% of the total accounts receivable. At December 31, 1999 three customers represented 21%, 19%, and 16% of the total accounts receivable.

         The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company does not require collateral. Credit losses have been within management's expectations and an estimate of un-collectible accounts has been provided for in the financial statements.

         Total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from four customers represented 23%, 16% 12% and 11% each of total revenue for the year ended December 31, 2000. Revenue from three customers represented 23%, 11% and 10% each of total revenue for the year ended December 31, 1999, and revenue from two customers represented 40% and 15% each of the total revenue for the year ended December 31, 1998.

11.      REVENUE BY GEOGRAPHIC AREA

         The Company's revenue by geographic area was as follows:

                                             Year Ended December 31
                                ------------------------------------------------
                                   2000               1999                1998
                                ------------------------------------------------
                                                 (In thousands)

United States ......            $ 29,180            $ 17,027            $ 18,339
Europe .............              68,484              31,201              17,900
Asia Pacific .......               9,348               2,279               1,886
                                ------------------------------------------------
Total ..............            $107,012            $ 50,507            $ 38,125
                                ================================================


12.      STOCK OPTIONS

         In October 1996, the Company changed its "Non-Qualified" Employee Option Plan to an Incentive Stock Option Plan (the Option Plan). At the Annual Meeting of Shareholders held on June 14, 1999 and May 31, 2000, the number of shares of Common Stock reserved for issuance under the option plan was increased from 887,000 to 1,050,000 and 1,500,000 respectively. The Company also has a Directors Plan that provides for the issue of up to 50,000 shares of Common Stock to Non-Employee Directors. The Option Plan provides options to purchase shares of the Company's Common Stock for officers, directors, and key employees, at an exercise price equal to the fair market value on the date of grant as determined by the Board of Directors. The shares issued under the Option Plan shall become vested over periods up to five years and have a maximum term of ten years. A summary of the changes in the status of options is as follows:


                                      F17

                            TRIKON TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued
                                December 31, 2000

                                                                                  Weighted
                                                                                   Average
                                           Options         Price Range Per          Price
                                         Outstanding            Share             Per Share
                                        ---------------------------------------------------
Outstanding at January 1, 1998 .           157,900        $10.5 - $  147.50       $  101.60
Granted ........................           546,200         0.50 -     14.38            6.90
Cancelled ......................          (399,700)        6.30 -    147.50           44.30
                                        ----------
Outstanding at December 31, 1998           304,400         0.50 -     14.38            5.90
Granted ........................           473,046         0.31 -     13.75           16.80
Cancelled ......................           (21,192)        1.33 -     14.38            8.54
                                        ----------
Outstanding at December 31, 1999           756,254         0.31 -     14.38            3.38
Granted ........................           239,700         10.7 -     25.25           15.94
Cancelled ......................           (26,489)        1.25 -     14.38            5.87
Exercised ......................           (48,177)        0.31 -     14.38            0.92
                                        ----------
Outstanding at December 31, 2000           921,288         0.31 -     25.25            6.71
                                        ----------


         At December 31, 2000, 1999 and 1998, 316,840, 178,000 and 17,500,
shares were exercisable at weighted-average prices of $4.89, $4.78 and $14.40, respectively. There were 535,670 option shares available for grant under the Option Plan and 18,150 under the Directors Plan at December 31, 2000.

         Information regarding stock options outstanding as of December 31, 2000 is as follows:

            Price Range                      Options Outstanding                     Options Exercisable
            -----------              ------------------------------------------------------------------------------
                                                            Weighted
                                       Weighted              Average                               Weighted
                                        Average             Remaining                               Average
              Shares                 Exercise Price     Contractual Life          Shares         Exercise Price
              ------                 ------------------------------------------------------------------------------
From $0.31 to $10.00 .....                1.21                 8.3                229,526             1.38
     $10.00 to $25.25 ....               15.41                 8.7                 87,314            14.12

Fair Value Disclosure

         SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees" requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income (loss) and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

         The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: Risk-free interest rates of 7.1%, 6.7%, and 5.5%; a zero dividend yield in all three years; volatility factors of the expected market price of the Company's Common Stock of 112.5%, 158.1% and 378.1% and an expected life of the options of 4.2 years, 4.6 years and 7.0 years. These assumptions resulted in weighted-average fair values of $5.23, $3.06, and $5.90 per share for stock options granted in 2000, 1999, and 1998, respectively.

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


                                      F18

                            TRIKON TECHNOLOGIES, INC.

                     NOTES TO FINANCIAL STATEMENTS Continued
                                December 31, 2000


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows:

                                                                     ------------------------------------------------------------
                                                                                         Years ended December 31
                                                                           2000                    1999                 1998
Pro forma net income .......................................         $   15,902,000          $    4,103,000        $    7,681,000
Pro forma earnings per common share:
  Basic:
        Income (loss) applicable to common shares before
          extraordinary item and cumulative effect of change
          in accounting principle ..........................         $         1.69          $         0.20        $        (2.45)
        Extraordinary item .................................                     --                      --                  3.52
        Cumulative change in accounting principle ..........                  (0.19)                     --                    --
                                                                     ------------------------------------------------------------
        Net income (loss) ..................................         $         1.50          $         0.20        $         1.07
                                                                     ============================================================
  Diluted:
      Income (loss) applicable to common shares before
        extraordinary item and cumulative effect of change
        accounting principle ...............................         $         1.47          $         0.19        $        (2.40)
      Extraordinary item ...................................                     --                      --                  3.45
      Cumulative change in accounting principle ............                  (0.16)                     --                    --
                                                                     ------------------------------------------------------------
      Net income (loss) ....................................         $         1.31          $         0.19        $         1.05
                                                                     ============================================================


                                      F19

                            TRIKON TECHNOLOGIES, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2000, 1999 and 1998

                                                                              Additions              Deductions
                                                                   -----------------------------------------------
            Description                        Balance at             Charged        Charged to         Amount           Balance at
                                              Beginning of        (Credited) to    Other Accounts     Charged to           End of
                                                 Period             Costs and                       Reserve Net of         Period
                                                                     Expenses                       Reinstatement
--------------------------------------        --------------------------------------------------------------------------------------
Year ended December 31, 2000 asset ...         $    46,000         $    58,000       $        --     $        --         $   104,000
accounts:
Allowance for doubtful items

Year ended December 31, 1999 asset
accounts: ............................         $ 2,539,000         $(1,145,000)      $        --     $ 1,348,000         $    46,000
Allowance for doubtful items

Year ended December 31, 1998 asset
accounts: ............................         $ 2,657,000         $        --       $        --     $   118,000         $ 2,539,000
Allowance for doubtful items