Form 10-Q
period 2001-03-31
TRIKON TECHNOLOGIES INC
filed 2001-05-14
CIK 868326

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q


[Mark One]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period
 from                                 to
      -----------------------------      ------------------------------------

                         Commission file number 0-26482

                            TRIKON TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                        95-4054321
 --------------------------------                     ---------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 Ringland Way, Newport, Gwent NP18 2TA, United Kingdom
 -----------------------------------------------------       --------------
 (Address of principal executive offices)                      (Zip Code)

Registrant' s telephone number, including area code   44-1633-414-000
                                                      ---------------

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

         Yes      X             No
              ----------            ----------

As of May 8, 2001, the total number of outstanding shares of the Registrant's common stock was 11,891,259.

                            Trikon Technologies, Inc.

                                      INDEX



                                                                                                                PAGE
                                                                                                              NUMBER
                                                                                                              ------
PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000......3

                  Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31,
                  2001, and 2000.................................................................................4

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31,
                  2001 and 2000..................................................................................5

                  Notes to Unaudited Condensed Consolidated Financial Statements.................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations..........8

Item 3.           Quantitative and Qualitative Disclosure about Market Risk.....................................11

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.............................................................................12

Item 6.           Exhibits and Reports on Form 8-K..............................................................12

SIGNATURE PAGE    ..............................................................................................13

EXHIBITS          ..............................................................................................14


                            Trikon Technologies, Inc.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (in thousands, except for share data)



                                                                                March 31,       December 31,
                                                                                  2001              2000
                                                                               -----------      -----------
                                                                               (unaudited)
  Assets
Current assets:
     Cash and cash equivalents ..........................................       $  28,843        $   7,076
      Accounts receivable, net of reserves ..............................          38,855           29,537
     Inventories, net of reserves .......................................          30,222           30,872
      Other current assets ..............................................           8,721            6,728
                                                                                ---------        ---------
      Total current assets ..............................................         106,641           74,213

      Property, equipment and leasehold improvements, net of accumulated
         depreciation and amortization..................................           17,894           19,045
     Demonstration systems, net of accumulated depreciation .............           2,540            2,210
      Other assets ......................................................             198              226
                                                                                ---------        ---------
                       Total assets .....................................       $ 127,273        $  95,694
                                                                                =========        =========

  Liabilities and shareholders' equity
      Current liabilities:
      Accounts payable and accrued expenses .............................          20,007           21,513
      Current portion of long-term debt ..................................         12,862            5,421
      Deferred revenue ..................................................          13,432            9,330
      Other current liabilities ..........................................         10,041            4,603
                                                                                ---------        ---------
                      Total current liabilities .........................          56,342           40,867

     Long-term debt less current portion ................................          15,193            2,376
     Other non-current liabilities ......................................             992            2,531
                                                                                ---------        ---------
                                                                                   72,527           45,774

     Shareholders' equity:
      Preferred Stock: ..................................................           2,734            4,430
         Authorized shares -- 20,000,000
         Series H Preferred Stock, no par value $10 per share
         liquidation preference
         Designated shares - 3,500,000
         Issued and outstanding -- 273,421 at March 31, 2001 and
         442,976 at December 31, 2000
     Common Stock, no par value: ........................................         232,518          230,788
         Authorized shares -- 50,000,000
         Issued and outstanding -- 11,873,281 at March 31, 2001 and
         11,709,757 at December 31, 2000
     Cumulative translation adjustment ..................................          (7,605)          (5,255)
     Deferred compensation ..............................................          (3,224)          (3,603)
     Accumulated deficit ...............................................         (169,677)        (176,440)
                                                                                ---------        ---------
                      Total shareholders' equity ........................          54,746           49,920
                                                                                ---------        ---------
     Total liabilities and shareholders' equity .........................       $ 127,273        $  95,694
                                                                                =========        =========


      See Notes to Unaudited Condensed Consolidated Financial Statements

                            Trikon Technologies, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (in thousands, except for share data)



                                                                                          Three Months Ended
                                                                                      ---------------------------
                                                                                        March 31,      March 31,
                                                                                          2001           2000
                                                                                      -----------     ----------
     Product sales .............................................................       $ 37,648        $ 18,020

Costs and expenses:
    Cost of goods sold .........................................................         19,475           9,495
    Research and development ...................................................          2,429           1,700
   Selling, general and administrative .........................................          6,731           4,941
                                                                                       --------        --------
                                                                                         28,635          16,136

   Income from operations ......................................................          9,013           1,884
   Interest (expense), net .....................................................           (115)            (55)
                                                                                       --------        --------

 Income before income tax charge ...............................................          8,898           1,829
   Income tax charge ...........................................................          2,135             229
                                                                                       --------        --------

Net income before cumulative effect of change in accounting policy .............          6,763           1,600
Cumulative effect of change in accounting policy ...............................           --            (1,833)
                                                                                       --------        --------
Net income/(loss) after cumulative effect of change in
     accounting policy .........................................................       $  6,763        $   (233)
                                                                                       ========        ========
 Preferred dividend ............................................................             81             554
                                                                                       --------        --------
Net income/ (loss) applicable to common shares .................................       $  6,682        $   (787)
                                                                                       ========        ========
 Earnings per share data
 Earnings per common share before cumulative effect of change in accounting policy:
    Basic: .....................................................................       $   0.63        $   0.12
    Diluted: ...................................................................       $   0.56        $   0.10
Earnings/(loss) per common share after cumulative effect of change in accounting policy:
    Basic: .....................................................................       $   0.63        $  (0.09)
    Diluted: ...................................................................       $   0.56        $  (0.08)
Average common shares used in the calculation:
    Basic: .....................................................................         10,644           8,665
    Diluted: ...................................................................         12,018          10,034



       See Notes to Unaudited Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)



                                                                              Three months ended
                                                                         ---------------------------
                                                                           March 31,       March 31,
                                                                             2001            2000
                                                                          ----------       ---------
Net cash arising from (used in) operating activities ...............       $  1,697        $ (1,756)

 INVESTING ACTIVITIES
     Net purchases of property, equipment and leasehold
        improvements................................................           (475)           (758)

 FINANCING ACTIVITIES
     Issuance of common stock ......................................             33              --
     Proceeds of term bank loan ....................................         21,450              --
     Repayment of term bank loan ...................................           (894)             --
     Proceeds from  capital leases .................................             --              96
     Repayments of capital lease obligations .......................            (44)            (11)
                                                                           --------        --------
     Net cash arising from financing activities ....................         20,545              85
                                                                           --------        --------

     Net increase/decrease in cash and cash equivalents ............         21,767          (2,429)
Cash and cash equivalents at beginning of period ...................          7,076           3,927
                                                                           --------        --------
Cash and cash equivalents at end of period .........................       $ 28,843        $  1,498
                                                                           ========        ========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2001


NOTE A    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

In the fourth quarter of fiscal 2000, the Company changed its accounting policy with respect to revenue recognition to adopt Staff Accounting Bulletin 101 issued by the staff of the Securities and Exchange Commission. In accordance with APB 24 and SAB 101 the effects of this change in accounting policy has been applied retrospectively to the first quarter of 2000 resulting in a reduction to previously reported net income for the first quarter of 2000, before the cumulative effect of change in accounting policy, of $299,000 (or $0.03 per share)

The Balance Sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE B    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):


                                                                                         March 31,         December 31,
                                                                                           2001                2000
                                                                                      ----------------    ---------------
Components............................................................                  $   14,478          $  15,592
Work in process........................................................                     14,981             14,540
Finished goods.........................................................                        763                740
                                                                                        ----------          ---------
                                                                                        $   30,222          $  30,872
                                                                                        ==========          =========


NOTE C    COMPREHENSIVE INCOME (LOSS)


Comprehensive income/(loss) comprises net income/(loss) and currency translation losses for the period. Translation losses were $2.4 million and $0.4 million for the three months ended March 31, 2001 and March 31, 2000 respectively. Total comprehensive income/(loss) for the three months ended March 31, 2001 and March 31, 2000 was $4.4 million and $(0.6) million respectively.

NOTE D    EARNINGS  PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:



                                                                                             Three months ended
                                                                                        ----------------------------
                                                                                        March 31,            March 31,
                                                                                          2001                2000
                                                                                        ---------          ---------
Numerator ($'000):
   Net income applicable to common stockholders before cumulative effect of
     change in accounting policy                                                       $  6,690             $   1,046
                                                                                       ---------            ----------
   Net income/(loss) applicable to common stockholders after cumulative effect
     of change in accounting policy                                                       6,690                  (787)
                                                                                       ---------            ----------

Denominator (thousands):

   Weighted average shares outstanding                                                   11,793                 9,814
   Restricted stock                                                                      (1,149)               (1,149)
                                                                                       ---------            ----------
   Denominator for basic earnings per share                                              10,644                 8,665
                                                                                       ---------            ----------

      Adjusted weighted average shares outstanding                                       10,644                 8,665
      Effect of dilutive securities:
            Employee stock options..                                                        487                   572
             Unvested common stock..                                                        887                   797
                                                                                       ---------            ----------
       Dilutive potential common shares                                                   1,374                 1,369
                                                                                       ---------            ----------
      Denominator for diluted earnings per share                                         12,018                10,034
                                                                                       ---------            ----------

Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for each period excludes 1,149,281 unvested shares of common stock, which are contingently issuable to the Company's Chairman of the Board.

NOTE E    PREFERRED STOCK

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion.

In May 1998, in conjunction with an exchange offer made to the holders of convertible notes, the Company issued 2,855,754 new shares of Series H Preferred Stock. The Series H Preferred Stock are redeemable at the option of the Company for cash at a redemption price equal to $10 per share plus accrued but unpaid dividends and the holders of the Series H Preferred Stock are entitled to receive dividends at an annual rate of 8-1/8% of the stated amount payable annually, at the Company's option, in cash or additional shares of Series H Preferred Stock or any combination thereof. The dividend rate was increased to 9-1/8% with effect from April 15, 2000 following the achievement of specified income levels. The Series H Preferred Stock is subject to automatic conversion if the closing price of the Company' s Common Stock reaches certain levels. Dividends due to holders of Series H Preferred Stock have been paid by the issue of additional shares of Series H Preferred Stock.

During the three months ended March 31, 2001, the Company exchanged a total of 169,555 shares of Series H Preferred Stock plus accrued unpaid dividends for 133,124 shares of Common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management' s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, assumptions and projections and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to the ability of the Company to adapt its product offerings to new technologies and industry requirements, such as the use of copper as a new conducting material and the use of 300mm silicon wafers, the cyclical nature of the semiconductor industry, the ability of the Company to make the necessary significant capital investments and availability of financial resources adequate for the Company's medium- and long-term needs, market acceptance of the Company's technologies, including the Company's low k products, and the willingness of semiconductor manufacturers to use different suppliers for fabrication equipment, and long sales cycles ranging from several months to over one year, as well as those set forth under "Quantitative and Qualitative Disclosure about Market Risk," and the other risks and uncertainties described from time to time in the Company' s public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:


                                                                                Three months ended
                                                                               --------------------
                                                                               March 31,   March 31,
                                                                                 2001        2000
                                                                               ---------   ---------
 Product Revenues .....................................................         100.0%       100.0%
 Cost of goods sold ...................................................          51.7         52.7
                                                                                -----        -----
 Gross margin .........................................................          48.3         47.3

 Operating expenses:
     Research and development .........................................           6.5          9.4
     Selling, general and administrative ..............................          17.9         27.4
                                                                                -----        -----

 Total operating expenses .............................................          24.4         36.8
                                                                                -----        -----

Income from operations ................................................          23.9         10.5
Interest expense, net .................................................           0.3          0.3
                                                                                -----        -----

Income before income tax charge ......................................           23.6         10.2
Income tax charge .....................................................           5.6          1.3
                                                                                -----        -----
Net income before cumulative effect of change in accounting principle            18.0%         8.9%
                                                                                =====        =====

PRODUCT REVENUES. Product revenues for the three months ended March 31, 2001 increased 109% to $37.6 million compared to $18.0 million for the three months ended March 31, 2000. Shipments for the quarter of $42.6 million compared to $18.6 million in the quarter ending March 31, 2000, an increase of 129%. Revenue was lower than shipments primarily due to deferral of revenue relating to amounts payable by the customer on acceptance of the system. Sales for the three months ended March 31, 2000 included $1.5 million of revenue also reported in fiscal 1999 (`recycled revenue').

Sales outside of the United States accounted for approximately 79% and 77% of total revenues in the three month periods ended March 31, 2001 and March 31, 2000 respectively. The Company expects that sales outside of the United States will continue to represent a significant percentage of the Company's product sales through 2001. In addition, because of the large unit price associated with the Company' s systems, the Company anticipates that its product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped may fluctuate significantly from quarter to quarter and the individual customers to which these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

During the three month's ended March 31, 2001 new product bookings declined significantly compared to the prior quarter due to difficult market conditions being experienced in the whole semiconductor industry. The Company expects that this cyclical downturn will have an adverse impact on the future sales of the Company until such down cycle ends and that revenues in subsequent quarters of fiscal 2001 will be lower than that achieved in the three month's ended March 31, 2001.

GROSS MARGIN. The gross margin for the three month period ended March 31, 2001 was 48.3% as compared to 47.3% for the three month period ended March 31, 2000. The improvement in gross margin are primarily attributable to productivity gains associated with increased production volumes.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended March 31, 2001 were $2.4 million or 6.5% of total revenues compared with $1.7 million or 9.4% of total revenues for the three months ended March 31, 2000. The major focus of the Company's research and development efforts continues to be the development of new processes in further advancing the Company's proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products. While in percentage of sales terms research and development expenses have declined, total research and development expenses continue to increase with the total expenditure growing 10.5% over expenditure levels in the fourth quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2001 were $6.7 million, or 17.9% of total revenues, compared to $4.9 million, or 27.4% of total revenues, in the three months ended March 31, 2000. Selling, general and administrative expenses in the three months ended March 31, 2001 include a charge of $1.3 million relating to the Company's defined benefit plan to as a result of the Company's decision to withdraw this scheme Selling, general and administrative expenses in the three months ended March 31, 2001 include gains arising from foreign currency adjustments of $890,000 compared to losses of $35,000 incurred in the same period in the prior year.

INCOME FROM OPERATIONS. As a result of the increases in revenue for the three months ended March 31, 2001, income from operations increased to $9.0 million or 23.9% of revenue compared with $1.9 million or 10.5% in the three months ended March 31, 2000.

INTEREST EXPENSE, NET. Net interest expense was $115,000 for the three months ended March 31, 2001 compared with net interest expense of $55,000 for the three months ended March 31, 2000. The increase in net interest expense in the current period is due to increased net borrowing in the three months ended March 31, 2001 compared to the prior year, as discussed further under the heading " Liquidity and Capital Resources".

INCOME TAXES. For the three months ended March 31, 2001, the Company recorded a tax charge of $2.1 million compared with a tax charge of $0.2 million for the three months ended March 31, 2000. In prior periods the effective tax rate was low as a result of the use of net operating losses for which no deferred tax asset had been recognized. The effective rate for fiscal 2001 is lower than the statutory rate as a result of the utilization of the remaining United Kingdom net operating losses in the current year.

The Company's ability to use its domestic and any remaining foreign net operating losses and credit carry forwards will depend upon future income and, with respect to domestic net operating losses, will be subject to an annual limitation, required by the Internal Revenue Code of 1986, as amended and similar state provisions.

The Company has operating subsidiaries in several countries, and each subsidiary is taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary' s tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, the Company's consolidated effective tax rate may increase to the extent it reports tax losses in some subsidiaries and taxable income in others. The subsidiaries are subject to taxation in countries where they operate, and such operations generally are taxed at rates similar to or higher than tax rates in the United States. The payment of dividends or distributions by the subsidiaries to the United States would be subject to withholding taxes in the country of domicile and may be mitigated under the terms of relevant double tax treaties.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had $28.8 million in cash and cash equivalents, compared to $7.1 million at December 31, 2000. During the three months ended March 31, 2001, the Company drew down a term loan of 15 million British Pounds (approximately $21.5 million at quarter end exchange rates) from a British bank. The term loan carries a variable rate of interest and is repayable in three equal annual installments on March 21, 2002, 2003 and 2004. Interest is payable at London Interbank Borrowing rate (LIBOR) plus 1.25% (presently payable at the rate of 6.74%) per annum and the loan carries no prepayment penalties. In addition, the Company repaid during the quarter ended March 31, 2001 625,000 British Pounds (approximately $894,000 at quarter end exchange rates) of its existing term loan. As a result at March 31, 2001, the Company had 18.25 million British Pounds (approximately $26 million at quarter end exchange rates) in bank loans outstanding. The Company also has an overdraft (credit) facility with the same bank of up to 1.5 million British Pounds for use against standby letters of credit and guarantees(approximately $2.1 million at quarter end exchange rates). No amount is presently outstanding under this facility. The increase in cash and cash equivalents for the three months ended March 31, 2001 primarily results from the net amount drawn down of the new term loan.

During the three month period ended March 31, 2001, the Company issued 133,124 shares of Common Stock in exchange for 169,555 shares of Series H Preferred Stock including accrued but unpaid dividends.

The Company expects that its cash balance and anticipated cash flow from future operations and the availability of loans under the existing and new credit facilities is sufficient to fund the Company's operations over the fiscal year ending December 31, 2001 and to meet its other cash needs.

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

The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include the Company's manufacturing and administrative cost base, which is predominately in British Pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. The Company constantly monitor currency exchange rates and match currency availability and requirements whenever possible. The company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at March 31, 2001 and December 31, 2000 the Company had no open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British Pound against all other currencies in the fourth quarter of 2000 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash flow by approximately $2.2 million. The same increase in the value of the British Pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $2.4 million. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British Pound. In reality, some currencies may weaken while others may strengthen.

                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                  None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not Applicable

ITEM 3.       DEFAULTS UNDER SENIOR SECURITIES

                  Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5.       OTHER INFORMATION

                  Not Applicable



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

          Number      Description
          ------      -----------
           10.1       Term Loan agreement with Lloyds TSB Bank plc
                      dated March 6, 2001

          (b)     Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 11, 2001                     TRIKON TECHNOLOGIES, INC.

                                        /s/Nigel Wheeler
                                       --------------------------------
                                       Nigel Wheeler
                                       Chief Executive Officer, Chief Operating
                                       Officer, President and Director



                                        /s/William J Chappell
                                      ---------------------------------
                                       William J Chappell
                                       Chief Financial Officer

                                  EXHIBIT INDEX


 Exhibit No.       Page No.       Description
 ----------        --------       -----------
   10.1                           Term Loan agreement with Lloyds TSB Bank plc
                                  dated March 6, 2001