Form 10-Q
period 2001-06-30
TRIKON TECHNOLOGIES INC
filed 2001-08-08
CIK 868326

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                                 -------------------      ---------------------


                         Commission file number 0-26482


                            TRIKON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                  95-4054321
--------------------------------------      ------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Ringland Way, Newport, Gwent NP18 2TA, United Kingdom
-----------------------------------------------------     ----------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code       44-1633-414-000
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

As of July 31, 2001, the total number of outstanding shares of the Registrant's common stock was 12,818,454

                            Trikon Technologies, Inc.

                                      INDEX


                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000.......3

                  Unaudited Condensed Consolidated Statements of Operations for the Three Months ended June 30,
                  2001 and 2000 and for the Six Months ended June 30, 2001 and 2000..............................4

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30,
                  2001 and 2000..................................................................................5

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

Item 3.           Quantitative and Qualitative Disclosure about Market Risk.....................................11


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.............................................................................12

Item 6.           Exhibits and Reports on Form 8-K..............................................................12

SIGNATURE PAGE .................................................................................................13

                            Trikon Technologies, Inc.

                          PART 1 FINANCIAL INFORMAtiON

               ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)

                                                                                       June 30,          December 31,
                                                                                         2001                2000
                                                                                     (unaudited)
                                                                                    --------------     ----------------
Assets
Current assets:
     Cash and cash equivalents                                                          $  38,447              $ 7,076
     Accounts receivable, net of reserves..............................                    33,637               29,537
     Inventories, net of reserves......................................                    27,370               30,872
     Other current assets..............................................                     6,884                6,728
                                                                                    --------------     ----------------
          Total current assets ........................................                   106,338               74,213

     Property, equipment and leasehold improvements, net of accumulated
         depreciation and amortization.................................                    19,533               19,045
     Demonstration systems, net of accumulated depreciation............                     3,800                2,210
     Other assets......................................................                       190                  226
                                                                                    --------------     ----------------
                     Total assets......................................                  $129,861              $95,694
                                                                                    ==============     ================

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses.............................                   $15,567              $21,513
     Current portion of long-term debt.................................                    12,278                5,421
     Deferred revenue..................................................                    11,842                9,330
     Other current liabilities.........................................                     9,291                4,603
                                                                                    --------------     ----------------
                    Total current liabilities..........................                    48,978               40,867

     Long-term debt less current portion...............................                    14,608                2,376
     Other non-current liabilities.....................................                       951                2,531
                                                                                    --------------     ----------------
                                                                                           64,537               45,774

     Shareholders' equity:
     Preferred Stock:
         Authorized shares-- 20,000,000
         Series H Preferred Stock, no par value $10 per share liquidation preference
         Designated shares - 3,500,000
         Issued and outstanding-- Nil at June 30, 2001 and                                     --                4,430
         442,976 at December 31, 2000.................................
     Common Stock, no par value:
         Authorized shares-- 50,000,000
         Issued and outstanding-- 12,817,289 at June 30, 2001 and
         11,709,757 at December 31, 2000..............................                    242,702            230,788
     Cumulative translation adjustment................................                    (8,477)            (5,255)
     Deferred compensation............................................                    (2,844)            (3,603)
     Accumulated deficit..............................................                  (166,057)          (176,440)
                                                                                    --------------     --------------
                     Total shareholders' equity.......................                     65,324             49,920
                                                                                    --------------     --------------
     Total liabilities and shareholders' equity.......................                   $129,861            $95,694
                                                                                    ==============     ==============

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except for share data)


                                                                  Three Months Ended                       Six Months Ended
                                                          -----------------------------------     ---------------------------------
                                                              June 30,           June 30,             June 30,            June 30,
                                                               2001               2000                  2001               2000
                                                          ---------------    ----------------     ---------------    --------------
Revenues:
Product revenues...............................                $27,653            $24,326               $65,301          $42,346
License revenues...............................                      -                350                     -              350
                                                          ---------------    ----------------     ---------------    --------------
                                                                27,653             24,676                65,301           42,696
Costs and expenses:
   Cost of goods sold..........................                 13,600             13,424                33,040           22,919
   Research and development....................                  2,419              2,316                 4,847            4,016
   Selling, general and administrative.........                  6,544              5,802                13,353           10,743
                                                          ---------------    ----------------     ---------------    --------------
                                                                22,563             21,542                                 37,678
                                                                                                         51,240

   Income from operations......................                  5,090              3,134                14,061            5,018
   Interest expense, net.......................                     36                 52                   106              107
                                                          ---------------    ----------------     ---------------    --------------

Income before income tax charge................                  5,054              3,082                13,955            4,911
   Income tax charge...........................                  1,212                 48                 3,350              277
                                                          ---------------    ----------------     ---------------    --------------
Net income before cumulative effect of change
     in accounting policy .....................                  3,842              3,034                10,605            4,634
Cumulative effect of change in accounting
     policy....................................                   --                 --                    --             (1,833)
                                                          ---------------    ----------------     ---------------    --------------
Net Income.....................................                 $3,842             $3,034               $10,605           $2,801
                                                          ---------------    ----------------     ---------------    --------------
Preferred dividend ............................                     60                272                   141              826
                                                          ---------------    ----------------     ---------------    --------------
Net income applicable to common shares.........                 $3,782             $2,762               $10,464           $1,975
                                                          ---------------    ----------------     ---------------    --------------
Earnings per common share data:
Basic:
Income applicable to common shares before cumulative
effect of a change in accounting policy........                   $0.34            $0.28                  $0.96            $0.41
Cumulative effect of change in accounting
policy.........................................                   --               --                     --               (0.20)
                                                          ---------------    ----------------     ---------------    --------------
Net Income.....................................                   $0.34            $0.28                  $0.96            $0.21
                                                          ---------------    ----------------     ---------------    --------------
Diluted:
Income applicable to common shares before cumulative
effect of a change in accounting policy.                          $0.30            $0.25                  $0.85            $0.36
Cumulative effect of change in accounting policy                  --               --                     --               (0.17)
                                                          ---------------    ----------------     ---------------    --------------
Net Income.....................................                   $0.30            $0.25                  $0.85            $0.19
                                                          ---------------    ----------------     ---------------    --------------
Average common shares used in the calculation:
   Basic:                                                       11,124             9,741                 10,883            9,203
   Diluted:                                                     12,500            11,181                 12,259           10,607


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                      Six months ended
                                                                      -------------------------------------------------
                                                                              June 30,                  June 30,
                                                                                2001                      2000
                                                                          ------------------       --------------------
Net cash arising from (used in) operating activities.......                      $7,581                    $ (4,379)

INVESTING ACTIVITIES
     Net purchases of property, equipment and leasehold
         improvements......................................                      (3,172)                     (2,250)

FINANCING ACTIVITIES
     Issue of shares of common stock.......................                      10,003                           -
     Redemption of preferred stock.........................                      (2,691)                          -
     Preferred stock dividend..............................                         (50)                          -
     Proceeds of term bank loan............................                      21,450                       7,550
     Repayment of term bank loan...........................                      (1,775)                          -
     Receipts, net - capital lease obligations.............                          25                          32
                                                                          ------------------       --------------------
     Net cash arising from financing activities............                      26,962                       7,582
                                                                          ------------------       --------------------

     Net increase in cash and cash equivalents.............                      31,371                         953
Cash and cash equivalents at beginning of period...........                       7,076                       3,927
                                                                          ------------------       --------------------
Cash and cash equivalents at end of period.................                     $38,447                      $4,880

                                                                          ==================       ====================


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2001


NOTE A  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

In the fourth quarter of fiscal 2000, the Company changed its accounting policy with respect to revenue recognition to adopt Staff Accounting Bulletin 101 issued by the staff of the Securities and Exchange Commission. In accordance with APB 24 and SAB 101 the effects of this change in accounting policy have been applied retrospectively to the three and six month periods ended June 30, 2000, resulting in a reduction to previously reported net income for the three and six month periods ended June 30, 2000, before the cumulative effect of change in accounting policy, of $636,000 (or $0.06 per share) and $935,000 (or $0.09 per share) respectively.

The Balance Sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE B  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                                                                         June 30,          December 31,
                                                                                           2001                2000
                                                                                      ----------------    ---------------
Components.............................................................                        $13,843             $15,592
Work in process........................................................                         12,719              14,540
Finished goods.........................................................                            808                 740
                                                                                      ----------------    ----------------
                                                                                               $27,370             $30,872
                                                                                      ================    ================


NOTE C  COMPREHENSIVE INCOME

Comprehensive income comprises net income and currency translation adjustment for the period. Translation adjustments were ($0.9 million) and $(3.2 million) for the three and six months ended June 30, 2001 respectively and ($2.3 million) and $(2.7million) for the three and six months ended June 30, 2000 respectively. Total comprehensive income for the three and six months ended June 30, 2001 was $3.0 million and $7.4 million respectively, and for the three and six months ended June 30, 2000 was $1.4 million and $2.9 million respectively.

NOTE D  EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended              Six Months Ended
                                                          ------------------------- -- -----------------------------
                                                            June 30,      June 30,       June 30,       June 30,
                                                              2001          2000           2001           2000
                                                              ----          ----           ----           ----
Numerator ($'000):
     Net income applicable to common stockholders
     before cumulative effect of change in accounting
     policy                                                     $3,782        $2,762        $10,464        $3,808
                                                          ------------- -------------- ------------- ---------------
     Net income applicable to common stockholders after
     cumulative effect of change in accounting policy
                                                                $3,782        $2,762        $10,464        $1,975
                                                          ------------- -------------- ------------- ---------------

Denominator (thousands):

     Weighted average shares outstanding                        12,273        10,890         12,032        10,352
     Restricted stock                                           (1,149)       (1,149)        (1,149)       (1,149)
                                                          ------------- -------------- ------------- ---------------
     Denominator for basic earnings per share                   11,124         9,741         10,883         9,203
                                                          ------------- -------------- ------------- ---------------

     Adjusted weighted average shares outstanding               11,124         9,741         10,883         9,203
     Effect of dilutive securities:
            Employee stock options..                               475           586            481           576
            Unvested common stock...                               901           854            895           828
                                                          ------------- -------------- ------------- ---------------
     Dilutive potential common shares                            1,376         1,440          1,376         1,404
                                                          ------------- -------------- ------------- ---------------
     Denominator for diluted earnings per share                 12,500        11,181         12,259        10,607
                                                          ------------- -------------- ------------- ---------------


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

In May 1998, in conjunction with an exchange offer made to the holders of convertible notes, the Company issued 2,855,754 new shares of Series H Preferred Stock. The Series H Preferred Stock are redeemable at the option of the Company for cash at a redemption price equal to $10 per share plus accrued but unpaid dividends. During the six months ended June 30, 2001, the Company exchanged a total of 186,330 shares of Series H Preferred Stock plus accrued unpaid dividends for 151,114 shares of Common stock. On June 29, 2001, the Company redeemed for $2,741,717 the remaining issued Series H Preferred Stock together with the accrued and unpaid dividends.

                            Trikon Technologies, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, assumptions and projections and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties include, but are not limited to, the length and severity of the current downturn in the semiconductor industry, the ability of the Company to adapt its product offerings to new technologies and industry requirements, such as the use of copper as a new conducting material and the use of 300mm silicon wafers, the ability of the Company to make the necessary significant capital investments and, availability of financial resources adequate for the Company's medium- and long-term needs, market acceptance of the Company's technologies, including the Company's low k products, and the willingness of semiconductor manufacturers to use different suppliers for fabrication equipment, long sales cycles ranging from several months to over one year, as well as those set forth under "Quantitative and Qualitative Disclosure about Market Risk," and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                          Three Months Ended                 Six Months Ended
                                                     ------------------------------   ----------------------------------
                                                        June 30,        June 30,         June 30,          June 30,
                                                          2001            2000             2001              2000
                                                          ----            ----             ----              ----
Product revenues..........................                    100.0%         98.6%          100.0%            99.2%
License revenues..........................                      0.0           1.4             0.0               0.8
                                                     --------------   ------------    --------------    ---------------

Total revenues............................                    100.0         100.0           100.0             100.0
Cost of goods sold........................                     49.2          54.4            50.6              53.7
                                                     --------------   ------------    --------------    ---------------
Gross margin..............................                     50.8          45.6            49.4              46.3

Operating expenses:
     Research and development.............                      8.7           9.4             7.5               9.4
     Selling, general and administrative.......                23.7          23.5            20.4              25.2
                                                     --------------   ------------    --------------    ---------------
Total operating expenses..................                     32.4          32.9            27.9              34.6
                                                     --------------   ------------    --------------    ---------------

Income from operations....................                     18.4          12.7            21.5              11.7

Interest expense, net.....................                      0.1           0.2             0.2               0.2
                                                     --------------   ------------    --------------    ---------------
Income before income tax charge...........                     18.3          12.5            21.3              11.5
Income tax charge.........................                      4.4           0.2             5.1               0.6
                                                     --------------   ------------    --------------    ---------------
Net income before cumulative effect of
     change in accounting principle.......                     13.9%         12.3%           16.2%            10.9%
                                                     ==============   =============    =============    ===============

REVENUES. Product revenues for the three months ended June 30, 2001 increased 14% to $27.7 million compared to $24.3 million for the three months ended June 30, 2000 and product revenues for the six months ended June 30, 2001 increased 54% to $65.3 million compared to $42.3 million for the six months ended June 30, 2000. While revenues have increased significantly compared to the prior year, shipments for the quarter ended June 30, 2001 were $25.2 million compared to $42.6 million for the quarter ending March 31, 2001, reflecting the effects of the global slowdown in the semiconductor industry on our business. Sales for the three and six months ended June 30, 2000 included $0.6 million and $2.1 million respectively of revenue also reported in fiscal 1999 (`recycled revenue').

Sales outside of the United States accounted for approximately 62% and 83% of total revenues in the three-month periods ended June 30, 2001 and June 30, 2000, respectively, and approximately 72% and 80% of total revenues in the six-month periods ended June 30, 2001 and June 30, 2000, respectively. The Company expects that sales outside of the United States will continue to represent a significant percentage of the Company's product sales through 2001. In addition, because of the large unit price associated with the Company's systems, the Company anticipates that its product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped may fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

During the three and six month periods ended June 30, 2001, new product bookings declined significantly compared to the prior year due to difficult market conditions being experienced in the semiconductor and photonic industries. The Company expects that this cyclical downturn will continue to have an adverse impact on the future sales of the Company until such down cycle ends and that revenues in subsequent quarters of fiscal 2001 could be lower than that achieved in the three months ended June 30, 2001.

License revenues in the six-month period ended June 30, 2000 related to power supply technology.

GROSS MARGIN. The gross margin on product revenues for the three month period ended June 30, 2001 was 50.8% as compared to 45.6% for the three month period ended June 30, 2000. Excluding license revenues, the gross margin on product revenues was 49.4% for the six months ended June 30, 2001 compared with 45.9% for the six months ended June 30, 2000. While the effects of lower sales volumes acted to depress the margin in the second quarter, the mix of products shipped in the quarter contributed to achieving the increased Margin overall.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended June 30, 2001 were $2.4 million or 8.7% of total revenues compared with $2.3 million or 9.4% of total revenues for the three months ended June 30, 2000. For the six months ended June 30, 2001, research and development expenses were $4.8 million or 7.5% of total revenues compared with $4.0 million or 9.4% of total revenues for the six months ended June 30, 2000. The major focus of the Company's research and development efforts continues to be the development of new processes in further advancing the Company's proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products. In the area of CVD the Company is particularly focused on the area of deposition of sub 2.5 low K CVD dielectric layers and their integration into copper dual damascene devices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2001 were $6.5 million, or 23.7% of total revenues, compared to $5.8 million, or 23.5% of total revenues, in the three months ended June 30, 2000. For the six months ended June 30, 2001, selling, general and administrative expenses were $13.4 million, or 20.4% of total revenues, compared to $10.7 million, or 25.2% of total revenues, in the six months ended June 30, 2000. Selling, general and administrative expenses in the six months ended June 30, 2001 include a charge of $1.2 million relating to the termination of the Company's defined benefit plan. Selling, general and administrative expenses in the six months ended June 30, 2001 include gains arising from foreign currency adjustments of $951,000 compared to $654,000 recognized in the same period in the prior year.

INCOME FROM OPERATIONS. As a result of the increases in revenue for the three months ended June 30, 2001, income from operations increased to $5.1 million or 18.4% of revenue compared with $3.1 million or 12.7% in the three months ended June 30, 2000. During the six months ended June 30, 2001, income from operations increased to $14.1 million or 21.5% of revenue compared with $5.0 million or 11.7% in the six months ended June 30, 2000.

INTEREST EXPENSE, NET. Net interest expense was $36,000 for the three months ended June 30, 2001 compared with net interest expense of $52,000 for the three months ended June 30, 2000. During the six months ended June 30, 2001 and June 30, 2000, net interest expense was $106,000 and $107,000 respectively. The decrease in net interest expense in the current period is due to increased cash balances in the six months ended June 30, 2001 compared to the prior year.

INCOME TAXES. For the three and six months ended June 30, 2001, the Company recorded a tax charge of $1.2 million and $3.3 million, respectively, compared to $48,000 and $277,000, respectively, for the three and six months ended June 30, 2000. In prior periods the effective tax rate was low as a result of the use of net operating losses for which no deferred tax asset had been recognized. The effective rate for fiscal 2001 is lower than the statutory rate as a result of the utilization of the remaining United Kingdom net operating losses in the current year.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had $38.4 million in cash and cash equivalents, compared to $7.1 million at December 31, 2000. During the six months ended June 30, 2001, the Company drew down a term loan of 15 million British Pounds (approximately $21.5 million at quarter end exchange rates) from a British bank. The term loan carries a variable rate of interest and is repayable in three equal annual installments on March 21, 2002, 2003 and 2004. Interest is payable at London Interbank Borrowing rate (LIBOR) plus 1.25% (presently payable at the rate of 6.74%) per annum and the loan carries no prepayment penalties. In addition the Company repaid during the quarter ended June 30, 2001 (pound)625,000 (approximately $881,000) of our existing term loan and during the six months ended June 30, 2001 repaid (pound)1,250,000 (approximately $1,762,000). As a result, as at June 30, 2001 the Company had 17.5 million British Pounds (approximately $24.7 million at quarter end exchange rates) in bank loans outstanding. The Company also has an overdraft (credit) facility with the same bank of up to 1.5 million British Pounds for use against standby letters of credit and guarantees (approximately $2.1 million at quarter end exchange rates). No amount is presently outstanding under this facility.

In addition, during the three month period ended June 30, 2001, the Company sold 925,930 shares of common stock and a Warrant to purchase 92,593 shares of common stock at $13.50 per share in a private transaction with an institutional shareholder. The gross proceeds of the sale were $10.0 million and the Company's costs amounted to approximately $30,000.

During the three and six month period ended June 30, 2001, we issued 17,990 and 151,114 shares of our common stock respectively in exchange for 16,775 and 186,330 shares of Series H Preferred Stock including accrued but unpaid dividends. In addition, on June 29, 2001, the Company redeemed for $2,741,717 the remaining outstanding shares of the Series H Preferred Stock together with the accrued and unpaid dividends.

We expect that our cash balance and anticipated cash flow from future operations and the availability of loans under the existing and new credit facilities is sufficient to fund the Company's operations over the fiscal year ending December 31, 2001.

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

The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include the Company's manufacturing and administrative cost base, which is predominately in British Pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. The Company constantly monitors currency exchange rates and matches currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at June 30, 2001 and December 31, 2000 the Company had no open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British Pound against all other currencies in the third quarter of 2001 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash flow by approximately $1.8 million. The same increase in the value of the British Pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $3.5million. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British Pound. In reality, some currencies may weaken while others may strengthen.

                                     PART II
                                OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

                  None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not Applicable

ITEM 3.       DEFAULTS UNDER SENIOR SECURITIES

                  Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 15, 2001, the Company held its annual meeting of stockholders, at which the stockholders voted for the election of the members of the board of directors of the Company, for the approval of an amendment to the Company's 1991 Stock Option Plan and for the ratification of the selection of Ernst & Young as the company's independent accountants

                  The following nominees for election to the Company's Board of Directors, which nominees constituted the four members of the board of directors elected by the holders of Common Stock, received the following votes:

                                                For                  Withhold
                                                ---                  --------
                  Christopher Dobson            9,154,947            548,335

                  Nigel Wheeler                 9,172,879            530,403

                  Richard M. Conn               9,662,109            41,173

                  Robert Anderson               9,662,109            41,173


                  In addition, the holders of more than a majority of the Company's Series H Preferred Stock elected Stephen Wertheimer to serve as a member of the Company's Board of Directors.

                  With respect to the proposal to amend the Company's 1991 Stock Option Plan to increase the number of shares of Common Stock that may be issued under such plan from 1,500,000 to 2,250,000, 6,040,494 votes were cast in favor of the proposal, 1,041,992 votes were cast against the proposal and there were 2,323,796 abstentions and broker non-votes.

                  With respect to the proposal to ratify the selection of Ernst & Young to serve as the Company's independent public accountants, 9,648,011 votes were cast in favor of the proposal, 43,639 votes were cast against the proposal, and there were 11,632 abstention and no broker non-votes.


ITEM 5.       OTHER INFORMATION

                  Not Applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  None


         (b)      Reports on Form 8-K:

                  A current report on Form 8-K, dated May 24, 2001, was filed on June 8, 2001.

                            Trikon Technologies, Inc.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TRIKON TECHNOLOGIES, INC.


Date:    August 03, 2001                 /s/ Nigel Wheeler
                                         ---------------------------
                                         Nigel Wheeler
                                         Chief Executive Officer, Chief
                                         Operating Officer, President and
                                         Director


                                         /s/ William J Chappell
                                         ----------------------
                                         William J Chappell
                                         Chief Financial Officer