Form 10-Q
period 2001-09-30
TRIKON TECHNOLOGIES INC
filed 2001-11-13
CIK 868326

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[Mark One]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                 --------------------      ---------------------

                         Commission file number 0-26482
                           TRIKON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                    95-4054321
----------------------------------         -------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

 Ringland Way, Newport, Gwent NP18 2TA, United Kingdom
-------------------------------------------------------  -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          44-1633-414-000
                                                      --------------------------

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

As of November 5, 2001, the total number of outstanding shares of the Registrant's common stock was 12,820,959

                            Trikon Technologies, Inc.

                                      INDEX

                                                                                                                           PAGE
                                                                                                                          NUMBER
                                                                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000..            3

                  Unaudited Condensed Consolidated Statements of Operations for the Three Months ended September
                  30, 2001 and 2000 and for the Nine Months ended September 30, 2001 and 2000....................            4

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September
                  30, 2001 and 2000..............................................................................            5

                  Notes to Unaudited Condensed Consolidated Financial Statements.................................            6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations..........            8

Item 3.           Quantitative and Qualitative Disclosure about Market Risk.....................................            11

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.............................................................................            12

Item 6.           Exhibits and Reports on Form 8-K..............................................................            12

SIGNATURE PAGE .................................................................................................            13


                            Trikon Technologies, Inc.

              PART 1       FINANCIAL INFORMATION
ITEM 1        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)

                                                                                 September 30,        December 31,
                                                                                     2001                2000
                                                                                ----------------     -------------
                                                                                    (Unaudited)
Assets
Current assets:
     Cash and cash equivalents ..........................................          $  41,920           $   7,076
     Accounts receivable, net of reserves ...............................             29,429              29,537
     Inventories, net of reserves .......................................             24,472              30,872
     Other current assets ...............................................              4,444               6,728
                                                                                   ---------           ---------
     Total current assets ...............................................            100,265              74,213

     Property, equipment and leasehold improvements, net of accumulated
         depreciation and amortization ..................................             21,085              19,045
     Demonstration systems, net of accumulated depreciation .............              3,961               2,210
     Other assets .......................................................                203                 226
                                                                                   ---------           ---------
                     Total assets .......................................          $ 125,514           $  95,694
                                                                                   =========           =========

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued expenses ..............................          $  11,427           $  21,513
     Current portion of long-term debt ..................................             11,777               5,421
     Deferred revenue ...................................................              8,058               9,330
     Other current liabilities ..........................................              8,784               4,603
                                                                                   ---------           ---------
                    Total current liabilities ...........................             40,046              40,867

     Long-term debt less current portion ................................             15,229               2,376
     Other non-current liabilities ......................................                963               2,531
                                                                                   ---------           ---------
                                                                                      56,238              45,774
     Shareholders' equity:
     Preferred Stock:
         Authorized shares-- 20,000,000
         Series H Preferred Stock, no par value $10 per share liquidation preference
         Designated shares - 3,500,000
         Issued and outstanding-- None at September 30, 2001 and
         442,976 at December 31, 2000....................................               --                 4,430
     Common Stock, no par value:
         Authorized shares-- 50,000,000
         Issued and outstanding-- 12,818,880 at September 30, 2001
         and 11,709,757 at December 31, 2000.............................            242,705             230,788
     Cumulative translation adjustment ..................................             (5,801)             (5,255)
     Deferred compensation ..............................................             (2,465)             (3,603)
     Accumulated deficit ................................................           (165,163)           (176,440)
                                                                                   ---------           ---------
                     Total shareholders' equity .........................             69,276              49,920
                                                                                   ---------           ---------
     Total liabilities and shareholders' equity .........................          $ 125,514           $  95,694
                                                                                   =========           =========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except for share data)

                                                                  Three Months Ended                    Nine Months Ended
                                                           ---------------------------------   ---------------------------------
                                                            September 30,     September 30,     September 30,     September 30,
                                                               2001              2000                2001            2000
                                                           ---------------    --------------   ---------------    --------------
Revenues:
   Product revenues ................................          $ 19,738          $ 30,259          $ 85,039          $ 72,605
   License revenues ................................              --                --                --                 350
                                                              --------          --------          --------          --------
                                                                19,738            30,259            85,039            72,955
Costs and expenses:
   Cost of goods sold ..............................            10,306            15,734            43,346            38,653
   Research and development ........................             2,530             2,181             7,377             6,197
   Selling, general and administrative .............             5,702             5,505            19,055            16,248
                                                              --------          --------          --------          --------
                                                                18,538            23,420            69,778            61,098

   Income from operations ..........................             1,200             6,839            15,261            11,857
   Interest expense, net ...........................                38               141               144               248
                                                              --------          --------          --------          --------

Income before income tax charge ....................             1,162             6,698            15,117            11,609
   Income tax charge ...............................               268               164             3,618               441
                                                              --------          --------          --------          --------
Net income before cumulative effect of change
     in accounting policy ..........................               894             6,534            11,499            11,168
Cumulative effect of change in accounting policy ...              --                --                --              (1,833)
                                                              --------          --------          --------          --------
Net income .........................................               894             6,534            11,499             9,335
                                                              --------          --------          --------          --------
Preferred dividend .................................                                  99               141               925
                                                              --------          --------          --------          --------
Net income applicable to common shares .............          $    894          $  6,435          $ 11,358          $  8,410
                                                              --------          --------          --------          --------
Earnings per common share data:
Basic:
Income applicable to common shares before cumulative
effect of a change in accounting policy ............          $   0.08          $   0.61          $   1.02          $   1.06
Cumulative effect of change in accounting policy ...              --                --                --               (0.19)
                                                              --------          --------          --------          --------
Net income .........................................          $   0.08          $   0.61          $   1.02            $0. 87
                                                              --------          --------          --------          --------
Diluted:
Income applicable to common shares before cumulative
effect of a change in accounting policy ............            $0. 07          $   0.53          $   0.91          $   0.91
Cumulative effect of change in accounting policy ...              --                --                --               (0.16)
                                                              --------          --------          --------          --------
Net income .........................................            $0. 07            $0. 53          $   0.91            $0. 75
                                                              ========          ========          ========          ========
Average common shares used in the calculation:
   Basic:                                                       11,669            10,525            11,146             9,647
   Diluted:                                                     13,077            12,134            12,531            11,156

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                               Nine months ended
                                                                     --------------------------------------
                                                                       September 30,      September 30,
                                                                           2001               2000
                                                                     ------------------   -----------------
Net cash arising from (used in) operating activities .......              $ 13,784           $ (2,249)

INVESTING ACTIVITIES
     Net purchases of property, equipment and leasehold
         improvements.......................................                (4,973)            (2,835)

FINANCING ACTIVITIES
     Issue of shares of common stock .......................                10,003                 31
     Redemption of preferred stock .........................                (2,691)              --
     Preferred stock dividend ..............................                   (50)              --
     Proceeds of term bank loan ............................                21,450              7,550
     Repayment of term bank loan ...........................                (2,675)              (944)
     Receipts (repayments), net - capital lease obligations                     (4)               569
                                                                          --------           --------
     Net cash arising from financing activities ............                26,033              7,206
                                                                          --------           --------

     Net increase in cash and cash equivalents .............                34,844              2,122
Cash and cash equivalents at beginning of period ...........                 7,076              3,927
                                                                          --------           --------
Cash and cash equivalents at end of period .................              $ 41,920           $  6,049
                                                                          ========           ========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001


NOTE A            BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

In the fourth quarter of fiscal 2000 the Company changed its accounting policy with respect to revenue recognition to adopt Staff Accounting Bulletin 101 issued by the staff of the Securities and Exchange Commission. In accordance with APB 24 and SAB 101, the effects of this change in accounting policy have been applied retrospectively to the three and nine month periods ended September 30, 2000, resulting in a reduction to previously reported net income for the three and nine month periods ended September 30, 2000, before the cumulative effect of change in accounting policy, of $580,000 (or $0.05 per share) and $1,515,000 (or $0.14 per share), respectively.

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


NOTE B            INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                                      September 30,         December 31,
                                                           2001                 2000
                                                     -----------------     ---------------
Components.......................................             $13,482              $15,592
Work in process..................................              10,536               14,540
Finished goods...................................                 454                  740
                                                     -----------------     ---------------
                                                              $24,472              $30,872
                                                     =================     ===============

NOTE C            COMPREHENSIVE INCOME

Comprehensive income comprises net income and currency translation adjustments for the period. Translation adjustments were $2.7 million and $(0.5 million) for the three and nine months ended September 30, 2001, respectively, and ($1.0 million) and $(3.7 million) for the three and nine months ended September 30, 2000, respectively. Total comprehensive income for the three and nine months ended September 30, 2001 was $3.6 million and $11.0 million respectively, and for the three and nine months ended September 30, 2000 was $6.1 million and $9.0 million respectively.

NOTE D            EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended               Nine Months Ended
                                                        ----------------------------   ------------------------------
                                                        September 30,  September 30,   September 30,    September 30,
                                                            2001           2000            2001            2000
                                                            ----           ----            ----            ----
Numerator ($'000):
     Net income applicable to common stockholders
     before cumulative effect of change in accounting
     policy..........................................      $    894       $  6,435       $ 11,359         $ 10,243
                                                           --------       --------       --------         --------
     Net income applicable to common stockholders
     after cumulative effect of change in accounting       $    894       $  6,435       $ 11,359         $  8,410
     policy
                                                           --------       --------       --------         --------

Denominator (thousands):

     Weighted average shares outstanding ............        12,818         11,674         12,295           10,796
     Restricted stock ...............................        (1,149)        (1,149)        (1,149)          (1,149)
                                                           --------       --------       --------         --------
     Denominator for basic earnings per share .......        11,669         10,525         11,146            9,647
                                                           --------       --------       --------         --------

     Adjusted weighted average shares outstanding ...        11,669         10,525         11,146            9,647
     Effect of dilutive securities:
            Employee stock options ..................           475            651            478              603
            Unvested common stock ...................           933            958            907              906
                                                           --------       --------       --------         --------
     Dilutive potential common shares ...............         1,408          1,609          1,385            1,509
                                                           --------       --------       --------         --------
     Denominator for diluted earnings per share .....        13,077         12,134         12,531           11,156
                                                           --------       --------       --------         --------

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

NOTE E            PREFERRED STOCK

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board of Director's discretion.

In May 1998, in conjunction with an exchange offer made to the holders of convertible notes, the Company issued 2,855,754 new shares of Series H Preferred Stock. The Series H Preferred Stock were redeemable at the option of the Company for cash at a redemption price equal to $10 per share plus accrued but unpaid dividends. During the nine months ended September 30, 2001, the Company exchanged a total of 186,330 shares of Series H Preferred Stock plus accrued. but unpaid dividends for 151,114 shares of Common stock. On June 29, 2001, the Company redeemed for $2,741,717 the remaining outstanding shares of Series H Preferred Stock together with the accrued but unpaid dividends.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                         Three Months Ended                  Nine Months Ended
                                                  --------------------------------- ------------------------------------
                                                   September 30,    September 30,    September 30,      September 30,
                                                        2001             2000             2001              2000
                                                        ----             ----             ----              ----
Product revenues ...........................               100.0%          100.0%             100.0%             99.5%
License revenues ...........................                 0.0             0.0                0.0               0.5
                                                           -----           -----              -----             -----

Total revenues .............................               100.0           100.0              100.0             100.0
Cost of goods sold .........................                52.2            52.0               51.0              53.0
                                                           -----           -----              -----             -----
Gross margin ...............................                47.8            48.0               49.0              47.0

Operating expenses:
     Research and development ..............                12.8             7.2                8.7               8.5
     Selling, general and administrative....                28.9            18.2               22.4              22.2
                                                           -----           -----              -----             -----
Total operating expenses ...................                41.7            25.4               31.1              30.7
                                                           -----           -----              -----             -----

Income from operations .....................                 6.1            22.6               17.9              16.3

Interest expense, net ......................                 0.2             0.5                0.1               0.3
                                                           -----           -----              -----             -----
Income before income tax charge ............                 5.9            22.1               17.8              16.0
Income tax charge ..........................                 1.4             0.5                4.3               0.6
                                                           -----           -----              -----             -----
Net income before cumulative effect of
     change in accounting principle ........                 4.5%           21.6%              13.5%             15.4%
                                                           =====           =====              =====             =====

REVENUES. Product revenues for the three months ended September 30, 2001 decreased 35% to $19.7 million compared to $30.3 million for the three months ended September 30, 2000 and increased 17% for the nine months ended September 30, 2001 to $85.0 million compared to $72.6 million for the nine months ended September 30, 2000. Shipments for the quarter ended September 30, 2001 were $15.9 million compared to $31.5 million shipped in the same quarter in the prior year. The decline in sales and shipments in the quarter reflects the effects of the global slowdown in the semiconductor industry on the company. Revenues for the three months ended September 30, 2001 also include a $1.3 million cancellation fee. Sales for the three and nine months ended September 30, 2000 included $0.5 million and $2.6 million respectively of revenue also reported in fiscal 1999 (`recycled revenue').

Sales outside of the United States accounted for approximately 57% and 63% of total revenues in the three-month periods ended September 30, 2001 and September 30, 2000, respectively, and approximately 67% and 74% of total revenues in the nine-month periods ended September 30, 2001 and September 30, 2000 respectively. The Company expects that sales outside of the United States will continue to represent a significant percentage of the Company's product sales through 2001. In addition, because of the large unit price associated with the Company's systems, the Company anticipates that its product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped may fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

During the three- and nine-month periods ended September 30, 2001 new product bookings declined significantly compared to the prior year due to difficult market conditions being experienced in the whole semiconductor industry. The Company expects that this cyclical downturn will continue to have an adverse impact on the future sales of the Company until such down cycle ends.

License revenues of $350,000 in the nine months ended September 30, 2000 related to power supply technology. No license revenues were earned during the nine months ended September 30, 2001.

GROSS MARGIN. The gross margin on product revenues for the three-month period ended September 30, 2001 was 47.8% as compared to 48.0% for the three-month period ended September 30, 2000. Excluding license revenues, the gross margin on product revenues was 49.0% for the nine months ended September 30, 2001 compared with 46.8% for the nine months ended September 30, 2000. Cost of sales for the three and nine months ended September 30, 2001 included $302,000 relating to the costs of a reduction in workforce, which was announced in September 2001 and was completed in October 2001. While under utilization of manufacturing and customer support costs have reduced the gross margin in the three and nine months ended September 30, 2001, a more favorable product mix and a receipt of fees for order cancellations with no related cost enabled the Company to offset this decline in the three and nine month period ended September 30, 2001 compared to the prior year.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended September 30, 2001 were $2.5 million or 12.8% of total revenues compared with $2.2 million or 7.2% of total revenues for the three months ended September 30, 2000. For the nine months ended September 30, 2001, research and development expenses were $7.3 million or 8.7% of total revenues compared with $6.2 million or 8.5% of total revenues for the nine months ended September 30, 2000. The major focus of the Company's research and development efforts continues to be the development of new processes in further advancing the Company's proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2001 were $5.7 million, or 28.9% of total revenues, compared to $5.5 million, or 18.2% of total revenues, in the three months ended September 30, 2000. For the nine months ended September 30, 2001 selling, general and administrative expenses were $19.1 million, or 22.4% of total revenues, compared to $16.2 million, or 22.3% of total revenues, in the nine months ended September 30, 2000. Selling, general and administrative expenses in the nine months ended September 30, 2001 include a charge of $1.2 million relating to the Company's defined benefit plan as a result of the Company's decision to withdraw this scheme. Selling, general and administrative expenses in the three-month period ended September 30, 2001 include losses arising from foreign currency adjustments of $0.3 million compared to a gain of $0.3 million recognized in the same period in the prior year. For the nine-month period ended September 30, 2001 gains arising from foreign currency adjustments were $0.6 million compared to $0.9 million in the prior period.

INCOME FROM OPERATIONS. As a result of the decrease in revenue for the three months ended September 30, 2001, income from operations decreased to $1.2 million or 6.1% of revenue compared with $6.8 million or 22.6% in the three months ended September 30, 2000. During the nine months ended September 30, 2001, income from operations increased to $15.3 million or 17.9% of revenue compared with $11.8 million or 16.3% in the nine months ended September 30, 2000.

INTEREST EXPENSE, NET. Net interest expense was $38,000 for the three months ended September 30, 2001 compared with net interest expense of $141,000 for the three months ended September 30, 2000. During the nine months ended September 30, 2001 and September 30, 2000, net interest expense was $144,000 and $248,000, respectively. The decrease in net interest expense in the current period is due primarily to interest income received on increased cash balances in the nine months ended September 30, 2001 compared to the prior year.

INCOME TAXES. For the three and nine months ended September 30, 2001, the Company recorded tax charges of $0.3 million and $3.6 million respectively compared to $164,000 and $441,000 respectively for the three and nine months ended September 30, 2000. In prior periods the effective tax rate was low as a result of the use of net operating losses for which no deferred tax asset had been recognized. The effective rate for fiscal 2001 is lower than the statutory rate as a result of the utilization of the remaining United Kingdom net operating losses in the current year.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had $41.9 million in cash and cash equivalents, compared to $7.1 million at December 31, 2000. During the nine months ended September 30, 2001, the Company drew down a term loan of 15 million British Pounds (approximately $21.5 million at quarter end exchange rates) from a British bank. The term loan carries a variable rate of interest and is repayable in three equal annual installments on March 21, 2002, 2003 and 2004. Interest is payable at the London Interbank Borrowing Rate (LIBOR) plus 1.25% (presently payable at the rate of 6.74%) per annum and the loan carries no prepayment penalties. In addition, the Company repaid during the quarter ended September 30, 2001 (pound)625,000 (approximately $881,000) of the existing term loan and during the nine months ended September 30, 2001 repaid (pound)1,875,000 (approximately $2,675,000). As a result as at September 30, 2001, the Company had 16.8 million British Pounds (approximately $24.8 million at quarter end exchange rates) in bank loans outstanding. In October 2001, the Company was granted by the bank a waiver for fiscal 2002 of its covenant to maintain interest cost at below 10% of operating income. The Company will be allowed to incur net interest of (pound)400,000 in 2002 ($588,000 at quarter end exchange rates) under the terms of a replacement covenant. The covenant to maintain a ratio of net borrowings to net worth of 0.5:1.0 is unchanged. The Company also has an overdraft (credit) facility with the same bank of up to 1.5 million British Pounds for use against standby letters of credit and guarantees (approximately $2.1 million at quarter end exchange rates). No amount is presently outstanding under this facility.

In addition, during the nine-months ended September 30, 2001 the Company sold 925,930 shares of common stock and a warrant to purchase 92,593 shares of common stock in a private transaction with an institutional shareholder. The gross proceeds of the sale were $10.0 million and our costs amounted to approximately $ 30,000.

During the three and nine months ended September 30, 2001, the Company issued 17,990 and 151,114 shares of common stock respectively in exchange for 16,775 and 186,330 shares of Series H Preferred Stock including accrued but unpaid dividends.

In October 2001, on their maturity date, the Company repaid the remaining 71/8% convertible notes for $1.5 million plus accrued but unpaid interest.

The Company expects that its cash balance and anticipated cash flow from future operations and the availability of loans under the existing and new credit facilities is sufficient to fund its operations for the fiscal year ending December 31, 2001.


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

The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include the Company's manufacturing and administrative cost base, which is predominately in British Pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. The Company constantly monitors currency exchange rates and matches currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at September 30, 2001 and December 31, 2000 the Company had no open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British Pound against all other currencies in the third quarter of 2001 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash flow by approximately $1.6 million. The same increase in the value of the British Pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $4.0 million. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British Pound. In reality, some currencies may weaken while others may strengthen.

                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                  None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not Applicable

ITEM 3.       DEFAULTS UNDER SENIOR SECURITIES

                  Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  Not Applicable



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

                  None


         (b)      Reports on Form 8-K:

                  None

                            Trikon Technologies, Inc.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TRIKON TECHNOLOGIES, INC.


Date:         November 09, 2001            /s/ Nigel Wheeler
                                          --------------------------------
                                          Nigel Wheeler
                                          Chief Executive Officer,
                                          Chief Operating Officer,
                                          President and Director

                                          /s/ William J Chappell
                                          --------------------------------
                                          William J Chappell
                                          Chief Financial Officer