Form 10-K405
period 2001-12-31
TRIKON TECHNOLOGIES INC
filed 2002-03-22
CIK 868326

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/ /      For the fiscal year ended December 31, 2001

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from     to

                         Commission file number 0-26482

                            TRIKON TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

                CALIFORNIA                                 95-4054321
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)
               Ringland Way,
  Newport, Gwent NP18 2TA, United Kingdom
 (Address of principal executive offices)              (Zip Code)

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
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes       No
                                          ---      ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---

         The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 13, 2002, based on the closing price of the Common Stock as (reported on the Nasdaq National Market) on such date, was approximately $118,032,941 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 13, 2002, the registrant had outstanding 12,890,026 shares of Common Stock.

         Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders, which Proxy Statement will be filed no later than 120 days after the end of the Registrant's fiscal year.

===============================================================================

                            TRIKON TECHNOLOGIES, INC.
===============================================================================

         Annual Report On Form 10-K For The Year Ended December 31, 2001

                                      Index

                                                                                                               Page
Forward-looking statements........................................................................................1
Trademarks........................................................................................................1

PART I............................................................................................................2

ITEM 1.      BUSINESS.............................................................................................2
ITEM 2.      PROPERTIES...........................................................................................9
ITEM 3.      LEGAL PROCEEDINGS...................................................................................10
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................10

PART II..........................................................................................................11

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS...............................11
ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA................................................................11
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............13
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........................................23
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................24
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................24

PART III.........................................................................................................25

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS....................................................................25
ITEM 11.     EXECUTIVE COMPENSATION..............................................................................25
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................25
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................25

PART IV..........................................................................................................26

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................26


                           Forward-looking statements

         This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Annual Report, other than statements that are purely historical are forward looking statements. Words such as "expects," "anticipates, "intends," "plans," "believes," "seeks," "estimates" and other similar expressions or variations of such words are intended to identify these forward-looking statements.

         These forward-looking statements, which include statements about Trikon's development efforts in the field of low k dielectrics, acceptance of Trikon's technological innovations and products, the length and severity of the current downturn in the semiconductor industry, Trikon's capital requirements and funding sources, Trikon's ability to cut costs and manage the current downturn, Trikon's market size, share and demand, and Trikon's expectations and objectives regarding future expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

         All forward-looking statements included or incorporated by reference in this Annual Report are based on information available to Trikon as of the date hereof, and Trikon assumes no obligation to update any such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements.

         The forward-looking statements and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, the cyclical nature of the semiconductor industry, the long sales cycle and implementation periods, the acceptance of Trikon's technologies and products, Trikon's ability to respond to technological change, Trikon's dependence on a limited number of customers and other factors discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and elsewhere in this Annual Report. The reader should also consult the cautionary statements and risk factors listed from time to time in the reports Trikon files with the Securities and Exchange Commission.

                                   Trademarks

         TRIKON(R), OMEGA(R), OMEGA ETCH(R), OMEGA 2(R), SOFT SPUTTER ETCH(R), PLANAR 200(R), FORCEFILL(R), FLOWFILL(R), HI-FILL(R), SIGMA(R), ELECTROTECH(R), PLASMAFAB(R) and DRY DIP(R) are registered trademarks of Trikon in one or more of the territories in which Trikon sells its products. M0RI(TM), ORION(TM), fxp(TM), LOW-K FLOWFILL(TM) and PLANAR(TM) are trademarks of Trikon. Trikon has applied for trademark registration of these and other marks in the major sales territories in which the Company operates.

         All other trademarks, service marks, or trade names referred to in this prospectus are the property of their respective owners.

                                     PART I

ITEM 1.       Business

         Overview

         Trikon Technologies, Inc. and its subsidiaries ("Trikon" or the "Company") design, manufacture, market and service a broad line of advanced production equipment used to manufacture semiconductor devices. The Company's products are used by its customers to manufacture silicon integrated circuits, compound semiconductor devices and circuits and optical waveguides. These circuits and devices are key components in most advanced electronic products, such as telecommunications devices, consumer and industrial electronics and computers.

         For the year ended December 31, 2001, approximately 52% of Trikon's product sales were attributable to production equipment for silicon integrated circuits, and the remaining 48% of product sales were attributable to production equipment for compound semiconductor devices and circuits and optical waveguides.

         Management believes that Trikon's leading technologies for the low k (dielectric constant) and ultra low k markets represents a considerable opportunity for the Company. The use of low k materials is crucial to the development of faster and smaller integrated circuits. To that end, Trikon has devoted a significant portion of its research and development budget to the development of low k tools, and, despite the downturn in the semiconductor industry, Trikon increased its spending on research and development in calendar year 2001 by 15% over the prior year.

         The Company's strategy is to expand its position as a leading provider of process solutions to the silicon semiconductor, compound semiconductor and emerging optical and micro-electromechanical systems markets, and includes the following key elements:

         Market its solutions over a broad range of applications in the silicon and compound semiconductor end markets. Trikon believes that its ability to identify and provide leading edge solutions to key growth markets will be critical to ensuring the Company's long-term success. Trikon offers innovative products incorporating new technologies. The Company's innovative development of its low k chemical vapor deposition ("CVD") dielectric solution presents a potentially sizable market opportunity within the silicon semiconductor end market.

         Maintain technological leadership. Trikon devotes significant resources to its research and development programs. The Company is currently developing leading edge technology that addresses CVD deposited low-k dielectrics, physical vapor deposition ("PVD") deposited barrier/liner/seed applications and advanced oxide/low k etch applications for silicon integrated circuits. Trikon is committed to improving its systems and its technologies and to developing new technologies and systems that compete effectively on the basis of performance and total cost of ownership.

         Leverage existing strong customer relationships with silicon and compound semiconductor manufacturers located throughout North America, Europe and the Asia/Pacific region. The Company works closely with each customer to identify and address specific product requirements. Trikon believes that timeliness of delivery along with the ability to service and support its customers on an international basis has been a competitive advantage and will continue to be critical to retaining its worldwide customer base.

         Offer lowest cost of ownership solutions for mature, non-critical processes. Trikon believes that its solutions for these markets have a lower cost of ownership, which is attributed to factors such as its efficient manufacturing process, its small footprint and low consumables.

         The Company's principal executive offices are located at Ringland Way, Newport, South Wales NP18 2TA, United Kingdom, and the Company's telephone number is 44 (0) 1633.414.000.

Trikon's Products

         Trikon's products, which typically sell for between $0.9 million and $3.5 million, are used in certain processes necessary to fabricate an integrated circuit, or semiconductor device, which includes hundreds of steps divided into the following basic operations:

         o deposition, or adding material to a substrate, typically a silicon wafer;

         o        patterning, or printing a circuit outline on the substrate;
                  and

         o        etching, or removing layers, of material from the substrate.

These, and other processes, are repeated in multiple cycles, building up microscopically thin layers, thereby interconnecting countless transistors.

         Trikon supplies production equipment for two of the most typical deposition techniques, CVD and PVD, as well as plasma etching for selective material removal.

         The Company's proprietary technologies and leading-edge wafer process capabilities enable its customers to perform new and advanced fabrication processes, thereby improving their products.

         Chemical Vapor Deposition

         Chemical Vapor Deposition is a process that can be used to deposit thin films of dielectric (insulating) and, to a lesser extent, conductive materials. During the CVD process, gases that contain atoms of the material to be deposited chemically react to form a thin film on the wafer. Three types of dielectric layers deposited by CVD include:

         o the pre-metal dielectric ("PMD"), the insulating layer between the active components and the first interconnect metal layer;

         o the inter-metal dielectric ("IMD"), the insulating layer between the different metal layers; and

         o the final passivation layer that seals the completed device from atmospheric moisture.

The most common insulating films deposited by CVD are silicon dioxide, which is used for the PMD and IMD layers, and silicon nitride, which is used for the final passivation layer.

         The Company's CVD products, Planar 200 Flowfill, Planar 200 Low k Flowfill, Planar fxp Flowfill, Planar 300 and Delta are targeted towards the IMD and PMD markets and utilize the Company's proprietary technologies. The IMD and PMD markets require a suitable insulating material to separate the many levels of microscopic wiring in an integrated circuit. The most common insulating material is silicon dioxide, which, when deposited by conventional techniques, is unable to fill the small gaps required by next generation integrated circuits.

         Addressing the problems of conventional CVD technology, Planar 200 Flowfill and Planar fxP Flowfill products are CVD systems primarily directed towards the gap fill market and are used to deposit a planarizing layer that in some cases may be used without the need for chemical mechanical polishing. These products are cluster tools with twin vacuum cassettes and 4 (Planar 200) or 6 (Planar fxP) process module positions.

         The Company's Flowfill process is a patented CVD technology that was developed to form high quality silicon dioxide layers that possess the properties of both gap fill and a high degree of planarization. When a high degree of planarization is reached, the upper surface of the layer is relatively flat, irrespective of the topography of the surface covered. Flowfill can fill features less than 0.04 micron wide with a less than 8:1 height to width ratio and simultaneously achieve a very high degree of planarization for large gaps up to 20 microns.

         Trikon's Low k Flowfill product has similar gap filling and planarization properties to the Flowfill product but provides a low k dielectric process, which enables device manufacturers to speed up the performance of their integrated circuits. The Company's Low k Flowfill technology is in production with a tunable dielectric constant of between 2.8 and 3.3 and has the capability of achieving a dielectric constant of 2.5.

         The ORION product, the Company's ultra low k offering, is aimed at advanced copper damascene applications where a k value of 2.2 or below is required. While independently verified at 2.15, the Company's internal measurements on films deposited by the ORION product suggest that the k value can be reduced to 1.8. The ORION films are deposited on the Planar 300 system, a bridge tool that can process both 200mm and 300mm wafers. This tool has 6 process module positions and is also capable of running Flowfill and low k Flowfill processes, therefore offering customers a progression path from Flowfill to ORION technology at both 200 and 300 mm production.

         The Delta product is a low cost, small footprint, single wafer, single chamber plasma enhanced CVD (PECVD) system primarily directed towards the compound semiconductor and optical waveguide market.

         Physical Vapor Deposition

         Physical Vapor Deposition is a process used to deposit conducting, liner and barrier metal layers on an integrated circuit. One of the primary PVD methods is sputtering, a process in which an electrical discharge creates ions of an inert gas, such as argon, which are then accelerated in a vacuum at a target typically of pure metal or metal compound, such as aluminum, aluminum compounds, tantalum or copper. The target atoms are sputtered away and deposited on the wafer to form a thin film. Thin conductive films, when patterned by lithography and etching, are used to wire an integrated circuit. These sputtered thin films consist of:

         o        the bulk conducting layers;

         o the barrier and liner metal layers to prevent diffusion or reactions between metals and silicon regions; and

         o        the seed layer for electroplating.

         Trikon's Sigma 200 and Sigma fxP systems are cluster tools, which are typically used to sputter uniform layers of pure metals or metal alloys. These products are cluster tools with twin vacuum cassettes and 4 (Sigma 200) or 6 (Sigma fxP) process module positions.

         Trikon's Sigma systems are designed to be among the cleanest PVD systems on the market, which is a key technology requirement for sputtering the wafer with as high quality film as possible. Various process chambers are available for specific functions. In particular, there are advanced PVD chambers for depositing high quality barrier and liner layers for advanced metalization structures. These consist of the "long throw" Hi-Fill and "ionised metal" Advanced Hi-Fill PVD chambers for improved barrier and liner deposition into high aspect ratio structures. A Forcefill chamber is also available which fills contact holes on semiconductor wafers with deposited aluminum alloys by applying heat and isostatic high pressure. Additional chambers consist of pre heat and sputter etch. On the Sigma fxP there are additional wafer pre alignment and cool down stations.

         Trikon is targeting both compound device makers and barrier and liner applications for advanced silicon device production. The Company believes that the Sigma systems have the lowest cost of ownership compared to the Company's main competitors, an important factor for integrated circuit manufacturers.

         Plasma Etch

         Plasma etch is a process that removes precisely defined patterns from the wafer surface by chemically converting exposed portions of the surface into a gaseous by-product that is pumped away from the process chamber. Almost all deposition processes create a film covering the entire wafer surface. Many layers are required only in selected parts of the wafer, for example to create wires of metal. These wires may be created by first coating the entire wafer surface with sputtered aluminum alloys and its associated barrier layers. These conductive layers are then coated with photo resist and are exposed to the wiring pattern during the photolithography process. Plasma etching is then used to remove the exposed conductive layer, thus replicating the wiring pattern. The metal remains in place under the protective photo resist, which is then stripped off.

         The Company's Omega plasma etch systems are available on a choice of platforms.

         The Omega fxP is a multi-chambered cluster tool that combines the Company's Omega plasma etch sources with the production proven fxP platform already used for the Sigma(R) fxP, Planar fxP and Delta fxP. The Omega fxP offers up to 6 process modules combined with tools for wafer alignment and cool-down and two vacuum cassette stations. Multiple chambers provide high throughput for the high volume user or the option to `mix and match' different plasma sources so that advanced sequential etching processes can be addressed.

         The Omega 201 & 201+ feature Trikon's plasma source technologies in a single chamber format that combines high performance etching with small footprint and low costs. These attributes make the tool particularly well suited to cost-sensitive manufacturing of silicon integrated circuits, compound device makers and to the emerging photonics industry.

         Both platforms support Trikon's three main plasma sources, M0RI(TM), Plasma Enhanced Reactive Ion Etch ("PERIE") and Inductively Coupled Plasma ("ICP"). Additional modules may also be added that provide secondary functions, such as post etch corrosion processes. M0RI etch technology offers the highest plasma density that provides process solutions for the most advanced polysilicon, oxide and low k etch requirements. The PERIE offers medium plasma density for silicon and dielectric etching where the feature sizes are less challenging. The ICP is used extensively for high-density aluminium and polysilicon etching as well as for a broad range of front and back face processing on compound semiconductors.

         The Company believes the low cost of ownership, small footprint, high reliability and process flexibility make the Omega particularly suitable for consumer, compound integrated circuit and planar optical waveguides manufacture where a wide range of layers can be etched on a limited number of systems.

History of the Company

         In August 1995, the Company completed its initial public offering of common stock, in which it received net proceeds of $40.1 million.

         In November 1996, the Company acquired Electrotech Limited and Electrotech Equipments Limited (collectively, "Electrotech"), both United Kingdom companies, for a total consideration of $145.7 million. Of this consideration, $86.0 million was attributed to purchased in-process technology and was expensed in the Company's statement of operations for the year ended December 31, 1996. The cash portion of the acquisition price was funded through the issuance by the Company of its 7 1/8% convertible notes.

         During 1997, the semiconductor equipment industry entered a cyclical downturn, which adversely affected the Company's revenues and cash flows. In response to the downturn, the Company restructured its operations in the fourth quarter of 1997. The restructuring included the closure of M0RI etch operations in California and the sale of technology licenses. In the statement of operations for the year ended December 31, 1997, the Company recognized charges of $18.3 million for restructuring costs and $44.1 million for the write down of M0RI etch assets. The Company also recognized in cost of goods sold a charge of $20.7 million of inventory write-downs associated with the restructuring.

         As part of the Company's efforts to make interest payments on its 7 1/8% convertible notes and to have sufficient working capital, in November 1997, the Company granted non-exclusive, worldwide, paid-up licenses to its M0RI source and ForceFill technologies to Applied Materials for $29.5 million. In addition, the Company restructured its M0RI etch operations and closed its M0RI facility in California. The Company also wrote-down certain intangible assets from the Electrotech acquisition. In March 1998, the Company granted a non-exclusive, worldwide, paid-up license to its M0RI source technology to Lam Research.

         Due to market conditions and dilution from a large number of shares issued to convert debt to equity, the Company's stock price fell below $1.00 and it was delisted from the Nasdaq National Market and moved to the OTC bulletin board on November 11, 1998. On December 17, 1999, following an improvement in its operating results, the Company effected a 10-for-1 reverse stock split, and on May 10, 2000, the Company was relisted on the Nasdaq National Market.

         During 1999 and 2000 the Company grew its sales by 32% and 112% respectively and the Company expanded its customer base and returned to profitability. During fiscal 2001, while the semiconductor manufacturing industry experienced a downturn, the Company reported a decline in sales of 9% and an operating income equal to 14.6% of sales.

Customers

         Trikon sells its systems to semiconductor manufacturers located throughout North America, Europe, and Asia/Pacific including South Korea and Japan. Some of the Company's customers are: Agere, Epcos AG, Infineon AG, LSI Logic, Philips, Samsung, Silterra, Tower Semiconductor and TriQuint.

         Historically, a significant percentage of the Company's total revenues in each year has been attributable to a limited number of customers. The Company's largest customers, however, may vary from year to year depending upon, among other things, a customer's budget for capital expenditures, plans for new fabrication facilities and new product introductions.

         Trikon's total revenue includes amounts from certain individual customers that exceed 10% of its total revenue. For the year ended December 31, 2001, Infineon accounted for 17% and Philips accounted for 15% of the Company's total revenues respectively. In 2000, Infineon, Philips, Tower Semiconductor and TriQuint accounted for 23%, 16%, 12% and 11% of the Company's total revenues, respectively.

         The Company must obtain export licenses from the Export Control Organization of the United Kingdom Department of Trade and Industry for shipments to certain countries, including South Korea and Israel. Although Trikon has experienced no difficulty in obtaining these licenses, the failure to obtain these licenses in the future could have an adverse effect on Trikon's results of operations.

         A number of other risks arise in the international market place, including unexpected changes in regulatory requirements, tariffs and other barriers, political and economic instability, difficulties in accounts receivable collections, extended payment terms, the challenges of maintaining a readily available supply of spare parts, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, potentially adverse tax consequences, and the fluctuation of foreign currency exchange rates. Wherever possible, international sales of Trikon's products are denominated in US dollars in order to reduce the risks associated with such currency fluctuation. There can be no assurance that the Company will be able to avoid these and other risks relating to the conduct of business internationally.

Marketing, Sales and Customer Support

         Trikon has established multiple sales channels to market products and services to match the Company's efforts in each region. Trikon currently markets and sells its products and technologies primarily through direct sales and agency and distributor arrangements.

         In North America, Trikon markets and sells its products principally through the Company's direct sales organization supported by service operations located in Orange County, CA; Dallas, TX; Portland, OR; New Haven, CT; and Ottawa, Canada.

         In South Korea, Trikon markets and sells its products directly through its wholly owned South Korean subsidiary. In Japan and Taiwan, the Company operates with distribution supported by Trikon from its United Kingdom and South Korea offices.

         In Europe and Israel, Trikon markets and sells its products primarily through its direct sales and service operations in the United Kingdom, the Netherlands, France and Germany.

         The Company uses a combination of sales agents and distributors in other territories.

         Trikon provides customers with evaluation systems of the Company's new products as part of its sales efforts. The provision of evaluation systems is an important step in the lengthy sales cycle. The average duration of an evaluation period for systems is approximately one year. Consequently, as the Company expands its sales efforts, particularly in the low k market, Trikon believes that it will need to significantly increase its investment in demonstration and evaluation systems.

         Trikon has an international customer support department at Newport, UK in addition to the local office service and support staff at regional centers. Trikon has a dedicated training suite at its Newport facilities housing a clean room with complete systems and the latest generation training aids. The factory based support team is divided into CVD, PVD and plasma etch groups responsible for quality and technical support, a training and support documentation group, spares supply group and technical support for Asia.

Research, Development and Engineering

         Trikon believes that its future success will depend primarily upon its ability to continue to improve its systems and its technologies and to develop new technologies and systems that compete effectively on the basis of performance and total cost of ownership. These technologies and systems will also need to meet customer requirements and emerging industry standards. Accordingly, Trikon devotes a significant portion of its personnel and its financial resources to research and development programs and seeks to maintain close relationships with its customers in order to remain responsive to their product needs. Trikon believes that this commitment is evidenced by the 15% increase in research and development expenditures in the year ended December 31, 2001 as compared to the prior year, despite the downturn in the semiconductor industry.

         As of December 31, 2001, the Company employed 88 professional and technical personnel in research, development and engineering. This group, which management believes is highly qualified, has experienced low staff turnover and represents a significant asset to the Company. The research and development group is responsible for identifying new technology applications and developing processes to meet customer requirements. Major research and development programs currently address CVD deposited low k dielectrics, PVD deposited barrier/liner/seed applications and advanced oxide/low k etch applications for silicon integrated circuits and the deposition and etching of critical layers in compound semiconductor and planar optical waveguide devices.

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

Manufacturing

         Trikon manufacture the key technology components for its products at its Newport, United Kingdom facility and uses components supplied by third parties. This approach has enabled the Company to ensure quality control and compliance with government regulation. Trikon's United Kingdom operations are ISO 9000 accredited by the British Standards Institute.

         Trikon's Newport facility has a class 1000 clean manufacturing and final test area, a class 100 engineering clean room and a class 10 process and product demonstration room. This facility also has a dedicated training suite of class rooms and a clean workshop stocked with its products, both current and former generations, where the Company trains its own and its customers' engineers.

         Trikon also operates two additional sites near the Newport facility where assemblies are made. One is at Bristol, a sheet metal fabrication workshop producing enclosures, panels and other parts and the other is a CNC machinery center, producing chamber components and other parts and wafer transport assemblies. In order to ensure that the facilities remain competitive in both quality and price, and to help cover fixed costs, the CNC facility also produces products for third parties.

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

         Trikon faces significant competition from various suppliers of systems that utilize similar or alternative technologies. In the CVD market, Trikon's primary competitors are Applied Materials, ASMI, Novellus and Unaxis, as well as other CVD manufacturers and track manufacturers for spin on glass, or SOG, deposition, such as Tokyo Electron. In the PVD market, Trikon's Sigma technologies face competition from suppliers such as Anelva, Applied Materials, Novellus, Ulvac, Unaxis, and Veeco. In the etch market, Trikon faces competition from suppliers including Applied Materials, Hitachi, Lam Research, Tegal, Tokyo Electron and Unaxis.

         Virtually all of the Company's primary competitors in the silicon-based semiconductor equipment market are substantially larger companies, some with broader product lines. They have well established reputations in the markets in which the Company competes, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources. In the compound semiconductor equipment market, the dominant silicon-based semiconductor-equipment manufacturers may increase substantially their efforts to enter, or increase their market share of, that market. In each market, Trikon also faces potential competition from new entrants in the market, including established manufacturers in other segments of the semiconductor capital equipment market, who may decide to diversify into the Company's market segments. There can be no assurance that the Company's competitors will not develop enhancements to or future generations of competitive products that will offer price and performance features that are superior to those offered by the Company's systems.

         Trikon has granted non-exclusive, worldwide, paid-up licenses of its M0RI source and Force Fill PVD technologies to Applied Materials and granted a non-exclusive, worldwide, paid-up license of the Company's M0RI source technology to Lam Research. As a result, in the future the Company's PVD and etch products may have to compete with products of Applied Materials or Lam Research based on the Company's technologies. The license agreements do not preclude the Company from utilizing, or licensing to other third parties, the licensed technologies.

Backlog

         As of December 31, 2001, the Company's backlog was approximately $13.7 million, as compared to approximately $83.1 million at December 31, 2000. This significant reduction in backlog is directly attributable to the downturn experienced by the semiconductor equipment industry in 2001.

         The Company's backlog consists of system purchase orders that provide for delivery within the following year and the uninvoiced portion of system purchase orders that have been shipped but have not been recognized as revenue under Trikon's revenue recognition policy.

         The Company's business is characterized by large purchase contracts for standard products with related customized options. All orders may be subject to cancellation or delay by the customer with limited or no penalties. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily representative of actual sales for any succeeding periods. During the year ended December 31, 2001, $4.4 million of the Company's backlog at December 31, 2000 was canceled and the Company collected $1.3 million in cancellation fees related to such cancellations.

Intellectual Property

         Trikon relies on a variety of types of intellectual property protection to protect its proprietary technology, including patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods. The Company currently holds 24 US and 51 foreign patents. As of December 31, 2001, the Company had 22 patent applications pending in the US and 153 patents pending in the rest of the world, and the Company intends to file additional patent applications, as appropriate.

         The Company's success and ability to compete depends in large part upon protecting its proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect its proprietary rights.

         There can be no assurance that patents will be issued on the Company's pending patent applications or that competitors will not be able to legitimately ascertain proprietary information embedded in the Company's products that is not covered by patent or copyright. In such cases, the Company may be precluded from preventing the competitor from making use of such information. In addition, should the Company wish to assert its patent rights against a particular competitor's product, there can be no assurance that any claim in any of its patents will be sufficiently broad nor, if sufficiently broad, any assurance that the Company's patent will not be challenged, invalidated or circumvented, or that the Company will have sufficient resources to prosecute its rights.

Environmental Matters

         The Company is subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals and gases used during customer demonstrations and in research and development activities. Public attention has increasingly been focused on the environmental impact of operations that use hazardous materials. In 1995, the United Kingdom adopted a new and comprehensive environmental law known as the Environmental Act 1995, which, among other things, deals with the allocation of responsibility for the clean up of contaminated property and expands potential liability with respect to the remediation of such contamination. The Company owns or leases a number of facilities in the United Kingdom, and failure to comply with present or future regulations could result in substantial liability to the Company, suspension or cessation of its operations, restrictions on its ability to expand at its present locations, or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on the Company's operations. The Company believes that it is in material compliance with all applicable environmental rules and regulations and is in compliance with ISO14000 environmental standards.

Employees

         At December 31, 2001, Trikon had 398 full-time employees (including employees on temporary contracts), including 88 engaged in research, development and engineering, 24 in sales and marketing, 120 in customer support, 139 in manufacturing, and 27 in general administration and finance.

         None of the Company's employees is covered by a collective bargaining agreement. The Company has an employment agreement with Nigel Wheeler, the Company's President and Chief Executive Officer, dated November 15, 1996 which is renewed annually. Christopher D. Dobson, the Company's Chairman and Chief Scientific Officer who had an employment agreement dated May 14, 1998, retired as an executive of the Company during the year, while retaining the position of Chairman of the Board. There are no other employment agreements with employees.

ITEM 2.       Properties

         Certain information concerning the Company's principal properties at December 31, 2001 is set forth below:



                                                                                               Square     Property
 Location          Type                             Principal Use                             Footage     Interest
-------------      -----------------------     -----------------------------------------    -----------  ----------

Newport,           Office, Manufacturing       Headquarters, Manufacturing, Sales and           110,000     Leased
United Kingdom     & Laboratories              Customer Support, Research, Development
                                               and Engineering

Bristol,           Office, Manufacturing       Storage/Vacant                                    55,700     Owned
United Kingdom     & Warehouse

Cwmfelin-fach,     Office, Manufacturing       Manufacturing of Components                       20,000     Leased
United Kingdom     and Warehouse

Bristol,           Office, Manufacturing       Manufacturing of Components                        9,000     Leased
United Kingdom     & Warehouse

Orange County,USA  Office                      North American Headquarters, Sales and             1,600     Leased
                                               Customer Support

         The Company has a number of smaller properties and field offices located in the United States, the United Kingdom, Germany, France and South Korea. The Company believes that its properties adequately serve its present needs.

ITEM 3.       Legal Proceedings

         None.

ITEM 4.       Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

         Market for the Registrant's Common Equity

         The Company's common stock trades on the Nasdaq National Market under the symbol "TRKN". The quarterly high and low sale prices for common stock as reported by the Nasdaq National Market from May 10, 2000 and the OTC Bulletin Board prior to that date, for the periods indicated below are as follows.

                                                  High        Low
              2000
              First Quarter ..................    $16.87     $  9.00
              Second Quarter..................    $22.06     $ 11.50
              Third Quarter...................    $28.06     $ 13.25
              Fourth Quarter..................    $16.87     $  9.75
              2001
              First Quarter...................    $15.63     $  9.44
              Second Quarter..................    $15.18     $  7.13
              Third Quarter...................    $14.05     $  7.95
              Fourth Quarter..................    $11.95     $  7.96

         As of March 13, 2002, there were 145 shareholders of record of Common Stock.

         The Company has not declared or paid cash dividends to holders of its shares of common stock. Dividends due to holders of Series H Preferred Stock during 2001 were paid with 12,477 new shares of Series H Preferred Stock and cash of $50,000. Dividends due to holders of Series H Preferred Stock during 2000 and 1999 totaling $849,010 and $2,448,100 were paid with 84,901 and 244,810 new shares of Series H Preferred Stock, respectively. As of June 29, 2001, there were no shares of Series H Preferred Stock outstanding.

         The Company anticipates that any earnings in the near future will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its common stock in the foreseeable future. In addition, any declaration of dividends on the common stock will depend, among other things, upon levels of indebtedness, restrictions in debt agreements, future earnings, the operating and financial condition of the Company, its capital requirements, the ability to repatriate profits to the United States and general business conditions.

         On March 13, 2002, the closing price of the common stock as reported on the Nasdaq National Market was $14.40 per share.

         Unregistered Sales of Registrant's Equity Securities During Last Fiscal Year

         During the year ended December 31 2001, the Company sold 925,930 shares of common stock and a warrant to purchase 92,593 shares of common stock in a private transaction with an institutional shareholder. The warrants are exercisble for a fixed exercise price of $13.50 per share. The gross proceeds of the sale were $10.0 million and the related costs amounted to approximately $30,000, and all the net proceeds are and will continue to be be used for working capital purposes. The common stock and warrants were issued to one accredited investor in a transaction exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, and the rules and regulations thereunder.

         In addition, the Company issued 148,644 new shares of common stock in exchange for $1,863,300 face value of 7 1/8% Subordinated Convertible Notes due 2001 in a limited number of privately registered transactions with institutional investors, which transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, and rules and regulations thereunder.

ITEM 6.       Selected Consolidated Financial Data

         The following selected consolidated financial data are qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto of Trikon and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this annual report. The selected consolidated financial data set forth below as of December 31, 2001, and 2000 and for the years ended December 31, 2001, 2000, and 1999 have been derived from the audited financial statements of Trikon included elsewhere in this annual report. The selected consolidated financial data set forth below as of December 31, 1999, 1998 and 1997 have been derived from audited financial statements of Trikon not included in this annual report.

         As discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company changed its accounting policy with respect to revenue recognition in the year ended December 31, 2000. In accordance with Accounting Principles Board Opinion 20, the Company accounted for the change as a cumulative effect on the prior years resulting from the change to a different revenue recognition policy. As a result, the selected consolidated financial data for the periods ending on and before December 31, 1999 have not been restated, but pro forma revenue, net income and earnings per share are included as a footnote to the selected consolidated data. No pro forma data is given for 1997 as the Company considers that the effect on net losses for that year is not significant to the trend of the Company's financial performance.



                                                                        Year Ended December 31
                                                       ---------------------------------------------------------
                                                          2001       2000        1999       1998        1997
                                                       ---------------------------------------------------------
                                                       (In thousands of U.S. dollars, except share information)
Operating Data:
Revenues:
 Product sales..............................              $97,046    $106,662    $48,363    $ 25,125   $ 55,609
 License revenues...........................                   --         350      2,144      13,000     29,500
                                                       ---------------------------------------------------------
   Total revenues...........................               97,046     107,012     50,507      38,125     85,109
                                                       ---------------------------------------------------------
Costs and expenses:
 Cost of goods sold.........................               51,749      55,847     27,735      20,378     61,974
 Research and development...................                9,650       8,395      6,545       8,087     17,033
 Selling, general and administrative........               21,492      22,617     15,723      19,533     34,734
 Amortization of intangibles................                   --          --         --          --      3,116
 Purchased in-process technology............                   --          --         --          --      2,975
 Restructuring costs........................                   --          --     (4,361)      1,843     18,273
 Impairment write-downs.....................                   --          --         --          --     44,135
                                                       ---------------------------------------------------------
   Total costs and expenses.................               82,891      86,859     45,642      49,841    182,240
                                                       ---------------------------------------------------------
Income (loss) from operations...............               14,155      20,153      4,865     (11,716)   (97,131)
Other income................................                  681          --         --          --         --
Interest:
 Interest expense...........................               (1,504)       (674)      (413)     (2,923)   (12,068)
 Interest income............................                1,350         325        222         590        674
                                                       ---------------------------------------------------------
Income (loss) before income tax
 provision (benefit)........................               14,682      19,804      4,674     (14,049)  (108,525)
Income tax provision (benefit)..............                3,432         824        100      (1,821)    (9,248)
                                                       ---------------------------------------------------------
Net income (loss) before extraordinary item and
 cumulative effect of change in accounting principle       11,250      18,980      4,574     (12,228)   (99,277)
Extraordinary item..........................                   --          --         --      20,293         --
Cumulative effect of change in accounting principle            --      (1,833)        --          --         --
                                                       ---------------------------------------------------------
Net income (loss)...........................              $11,250     $17,147     $4,574     $ 8,065  $ (99,277)
                                                       =========================================================
Net income (loss) applicable to common shares             $11,109     $16,121     $2,084      $6,579  $ (99,277)
                                                       =========================================================

Earnings (loss) per common share data (1):
Basic:
Earnings (loss) applicable to common
  shares before extraordinary item and cumulative
  effect of a change in accounting principle                $0.98       $1.82      $0.25     $ (2.38)   $(67.08)
Extraordinary gain..........................                   --          --         --        3.52         --
Cumulative effect of change in accounting principle            --       (0.19)        --          --         --
                                                       ---------------------------------------------------------
Earnings (loss).............................                $0.98       $1.63      $0.25       $1.14   $ (67.08)
                                                       =========================================================
Diluted:
Earnings (loss) applicable to common
  shares before extraordinary item and
  cumulative effect of a change in
  accounting principle shares
  before extraordinary item.................                $0.88       $1.58      $0.24     $ (2.33)   $(67.08)
Extraordinary gain..........................                   --          --         --        3.45         --
Cumulative effect of change in accounting principle            --       (0.16)        --          --         --
                                                       ---------------------------------------------------------
Earnings (loss).............................                $0.88       $1.42      $0.24       $1.12   $ (67.08)
                                                       =========================================================
Average common shares used
 in the calculation (1) - Basic.............               11,281       9,868      8,254       5,769      1,480
                        - Diluted...........               12,658      11,325      8,593       5,878      1,480
Earnings per common share data (Pro forma):
Pro-forma amounts assuming the accounting change
 is retrospectively applied
                             Revenue                                 $107,012    $47,473     $39,921
                             Net income                               $18,980     $3,071      $8,819
                             Earnings per share -                       $1.82      $0.07       $1.27
                             basic
                             Earnings per share -                       $1.58      $0.07       $1.25
                             fully diluted



                                                                                  December 31

                                                         --------------------------------------------------------------
                                                            2001        2000         1999           1998       1997
                                                            ----        ----         ----           ----       ----
                                                                        (In thousands of U.S. dollars)
Balance Sheet Data:
Working capital (deficiency)(2).......................      $62,379      $33,346      $23,371      $13,191   $ (65,794)
Total assets..........................................      112,733       95,694       57,278       55,752      79,690
Long-term debt and capital lease
  obligations, less current portion...................       15,606        2,376            4           99         127
Convertible Subordinated Notes, less amounts                     --           --        4,147        4,147          --
  classified as current at December 31, 2000 and 1997.
Shareholders' equity (deficit), including redeemable
  convertible preferred stock.........................       65,453       49,920       31,604       26,940     (44,943)

--------------
(1) The average number of common shares used to compute per share amounts for 1998 and 1997 has been adjusted to reflect the one-for-ten reverse stock split effective December 17, 1999. See Note 1 of Notes to Consolidated Financial Statements in this Report for further explanation of the method used to determine the number of shares used to compute per share amounts.

(2)      Working capital deficiency in 1997 includes the Convertible Notes.



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview

         The Company entered fiscal 2001 with a backlog of $83.1 million. This backlog helped the Company weather the economic downturn in the semiconductor industry. Trikon ended 2001 with a backlog of $13.1 million. In fiscal 2001, Trikon achieved significant milestones in the development and market acceptance of its leading-edge low k products. Trikon believes that the increased spending on research and development, despite lower sales, demonstrates its continued commitment to development.

         Gross margins were affected by the lower utilization of Trikon's facilities, but management implemented programs to control costs. During 2001, in response to the downturn in the industry, Trikon reduced its quarterly operating expense run rate from approximately $9.2 million in the first quarter to $7.4 million in the fourth quarter, after adjusting for unusual items. Management does not expect that it will be able to achieve further significant cost reductions in 2002.

         Trikon also increased its cash reserves by drawing $21.4 million on its credit lines and raising approximately $10.0 million in net proceeds in a private placement of common stock and warrants. In addition, the Company generated $15.6 million in cash from operations for the year ended December 31, 2001.

         The Company expects that the effects of the global slowdown in the semiconductor industry will continue to have a significant adverse impact on the future sales of the Company for at least the first half of fiscal 2002 and potentially until 2003. Management believes, however, that the Company has the cash resources available to manage the continuing slowdown and maintain its high level of operations, customer support and research and development.

Significant Accounting Policies

         Revenue Recognition

         The Company's product revenues consist primarily of system, spare parts and service sales. The Company changed its revenue recognition policy in 2000 to implement the accounting rules of Securities and Exchange Commission Staff Accounting Bulletin 101 ("SAB 101") and in accordance with APB 20, the Company implemented the change in revenue recognition as a cumulative adjustment to the results reported in fiscal 2000 and prior periods were not restated.

         Functional Currency

         The functional currency for most of the Company's operations is the UK pounds sterling. System sales are generally in US dollars and spares and service in various currencies. Changes in foreign currency exchange rates have resulted in currency gains and losses, which are charged to the Company's selling, general and administrative expenses. Translation losses were $994,000, $3,078,000 and $1,426,000 during the years ended December 31, 2001, 2000 and 1999 respectively. Periodic differences in the value of non-US net assets as a result of movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the Company's balance sheet.

         Research and Development

         Research and development are core elements of the Company's business. The Company develops annual budgets for research and development expenses based upon anticipated developments in the technologies for the Company's products. Research and development costs are expensed as incurred.

Results of Operations

         The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                           Years Ended December 31,
                                                         2001        2000       1999
                                                        -----       -----       -----
Consolidated Statements of Operations Data:
Revenues:
  Product sales ...................................     100.0%       99.7%       95.8%
  License revenues ................................       0.0         0.3         4.2
                                                        -----       -----       -----
     Total revenues ...............................     100.0       100.0       100.0
Costs of goods sold ...............................      53.3        52.2        54.9
                                                        -----       -----       -----
Gross profit ......................................      46.7        47.8        45.1
Operating expenses:
  Research and development ........................       9.9         7.9        13.0
  Selling, general and administrative .............      22.2        21.1        31.1
  Restructuring costs .............................        --          --        (8.6)
                                                        -----       -----       -----
     Total operating expenses .....................      32.1        29.0        35.5
                                                        -----       -----       -----
Income from operations ............................      14.6        18.8         9.6
Other Income ......................................       0.7          --          --
                                                        -----       -----       -----
Interest expense, net .............................      (0.2)       (0.3)       (0.4)
                                                        -----       -----       -----
Income before income tax charge ...................      15.1        18.5         9.2
Income tax charge .................................       3.5         0.8         0.2
                                                        -----       -----       -----
Net income before cumulative effect of a change in
 accounting principle .............................      11.6        17.7         9.0
Cumulative effect of change in accounting principle        --        (1.7)         --
                                                        -----       -----       -----
Net income ........................................     11.6 %       16.0%        9.0%
                                                        =====       =====       =====

Comparison of the Years Ended December 31, 2001 and 2000

         Product Sales. Product sales for the year ended December 31, 2001 decreased 9% to $97.0 million compared to $106.7 million for the year ended December 31, 2000. Shipments for the year ended December 31, 2001 were $92.8 million compared to $112.2 million shipped in the prior year. The decline in sales and shipments in the quarter reflects the effects of the global slowdown in the semiconductor industry in 2001, and would have been more pronounced had the Company not had a backlog of $83.1 million at the start of the fiscal year. Order levels dropped significantly in fiscal 2001 as the Company's customers sharply reduced capital expenditures due to excess integrated circuit inventory levels and overcapacity in the semiconductor industry. Revenues for the year ended December 31, 2001 also include a $1.4 million cancellation fee.

         Sales by product are as follows:

                                               Year Ended
                                              December 31,
                                      ------------------------------
                                                2001           2000
                                      --------------- --------------
                PVD                              48%            51%
                CVD                               8%            21%
                Etch                             34%            15%
                Spares                           10%            13%
                                      --------------- --------------
                Total                           100%           100%
                                      --------------- --------------



         Sales outside of the United States accounted for approximately 68% and 73% of total revenues for the years ended December 31, 2001 and 2000, respectively. The Company expects that sales outside of the United States will continue to represent a significant percentage of the Company's product sales through 2002. In addition, because of the large unit price associated with the Company's systems, the Company anticipates that its product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped may fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

         The Company expects that the effects of the global slowdown in the semiconductor industry will continue to have a significant adverse impact on the future sales of the Company for at least the first half of fiscal 2002 and potentially until 2003.

         License Revenues. License revenues of $350,000 in the year ended December 31, 2000 related to power supply technology. No license revenues were earned during the year ended December 31, 2001.

         Gross Margin on Product Sales. The gross margin on product revenues for the year ended December 31, 2001 was 46.7% as compared to 47.6% for the year ended December 31, 2000. Cost of sales for the year ended December 31, 2001 included $302,000 relating to the costs of a reduction in workforce and a non cash charge of $1.0 million with respect to write off of inventory associated with the current downturn in the semiconductor business. In addition, underutilization of manufacturing and customer support facilities and personnel negatively affected the gross margin in the year ended December 31, 2001. Sales of higher margin products and a receipt of fees for order cancellations offset, somewhat, the factors contributing to the reduced gross margin.

                  Research and Development Expenses. Research and development expenses for the year ended December 31, 2001 were $9.7 million or 9.9% of total revenues compared with $8.4 million or 7.8% of total revenues for the prior year. The major focus of the Company's research and development efforts continues to be the development of new processes in further advancing the Company's proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products. The Company is committed to continued investment in its research and development and expects that its research and development expenses for 2002 will continue to be incurred at similar levels to fiscal 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2001 were $21.5 million, or 22.2% of total revenues, compared to $22.6 million, or 21.1% of total revenues, in the year ended December 31, 2000. Selling, general and administrative expenses in the year ended December 31, 2001 include gains arising from foreign currency adjustments of $1.1 million compared to gains of $0.9 million recognized in the prior year.

         Income from Operations. As a result of the decrease in revenue for the year ended December 31, 2001, income from operations decreased to $14.2 million or 14.6% of revenue compared with $20.2 million or 18.8% in the prior year.

         Other Income. The Company earned $681,000 in connection with the sale of property it no longer required for its operations.

         Interest Expense, Net. Net interest expense was $154,000 for the year ended December 31, 2001 compared with net interest expense of $349,000 for the year ended December 31, 2000. The decrease in net interest expense in the current year is due primarily to interest income received on increased cash balances offsetting interest expense on the bank term loan. In addition, interest cost on the Company's 7 1/8% subordinated convertible notes decreased in 2001 compared to fiscal 2000 because certain of the notes were converted into common stock and the remaining notes were paid in full in October 2001.

         Income Taxes. For the year ended December 31, 2001, the Company recorded tax charges of $3.4 million compared to $824,000 for year ended December 31, 2000 resulting in an effective income tax rate of 23.4% and 4.2%, respectively.

         For the year ended December 31, 2001 and 2000, the Company has generated the significant portion of its consolidated pre-tax income within the United Kingdom, which has a lower statutory rate of 30% compared to the US federal rate of 35%. In addition to the lower statutory rate, the Company utilized United Kingdom net operating losses for which no deferred tax asset had been recognized in 2001 and 2000. While in fiscal 2000 all the profits generated within the United Kingdom were offset against net operating losses, only a residual amount was available to offset against the fiscal 2001 profits. See
Note 5 to the notes to the financial statements for a detailed reconciliation of the tax rate for 2001 and 2000.

         As of December 31, 2001, the Company had utilized all of its United Kingdom net operating losses, but continues to have US federal and state operating losses which can be offset against future US based income. The Company's ability to use its remaining US federal and state net operating losses and credit carry forwards will depend upon the ability to generate future income within the United States to utilize these losses.

         In addition to the United States and the United Kingdom, the Company has operating subsidiaries in several other countries, and each of these subsidiaries are taxed based on the laws of the jurisdiction in which it operates. Because taxes are incurred at the subsidiary level, and one subsidiary's tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, the Company's consolidated effective tax rate can vary significantly to the extent it reports tax losses in some subsidiaries and taxable income in others. The Company also assumes that its profits generated in overseas jurisdictions are reinvested overseas. The payment of dividends or distributions by the subsidiaries to the United States may be subject to withholding taxes in the country of domicile and further taxation by federal or state authorities subject to the terms or relevant double tax treaties.

Comparison of the Years Ended December 31, 2000 and 1999

         Product Sales. Product sales for the year ended December 31, 2000 increased 120.5% to $106.7 million as compared to $48.4 million for the same period in 1999. The growth of product sales increased in excess of the estimated growth in the semiconductor equipment market overall and product revenues achieved were a record for the Company. Sales for the year ended December 31, 2000 included $3.8 million of revenue also reported in fiscal 1999 ("recycled revenue").

         Sales of Sigma PVD systems were $54.9 million in 2000 compared with $25.2 million in 1999, an increase of 118%. Sales of Omega etch systems increased 55% to $16.3 million in fiscal 2000 compared with $10.5 million in fiscal 1999. Sales of CVD systems and spares account for the remainder of product sales.

         Product sales outside of the United States accounted for 73% and 69% of product revenues for the years ended December 31, 2000 and 1999, respectively.

                  License Revenues. License revenues earned during the year ended December 31, 2000 amounted to $0.3 million compared to $2.1 million for the year ended December 31, 1999. License revenues in the year ended December 31, 2000 related to the grant of a non-exclusive license to use a unique power supply. License revenues in the year ended December 31, 1999 primarily resulted from the grant of a non-exclusive license of M0RITM source technology to Lam Research.

                  Gross Margin on Product Sales. For the year ended December 31, 2000, the gross margin on product sales was 47.6% as compared to 42.7% for the same period in 1999. Gross margins in the year ended December 31, 1999 were adversely affected by low sales volumes during the first half of the year.

                  Research and Development Expenses. For the year ended December 31, 2000, research and development expenses were $8.4 million, or 7.9% of total revenues, as compared to $6.5 million, or 13.0% of total revenues for the year ended December 31, 1999. While as a percentage of revenue research and development expenses declined, overall these expenses increased 28% over 1999. The major focus of the Company's research and development efforts during the year ended December 31, 2000 was the development of new processes in its proprietary PVD, CVD and etch technologies as well as adding enhancements to its existing products.

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

         Interest Expense. For the year ended December 31, 2000, interest expense increased to $674,000 as compared to $413,000 for the year ended December 31, 1999. The increase arises primarily as a result of interest on a bank loan which was advanced to the Company during the year. The increase caused by the loan interest was offset by a reduced interest expense on the convertible notes arising from the exchange of $2.6 million of 7?% convertible notes for shares of common stock during the first half of the year ended December 31, 2000.

                  Interest Income. For the year ended December 31, 2000, interest income was $0.3 million as compared to $0.2 million for the year ended December 31, 1999.

                  Income Taxes. For the year ended December 31, 2000, the Company has recorded a tax charge of $0.8 million compared with a tax charge of $0.1 million for the year ended December 31, 1999. The tax charge for the years ended December 31, 2000 and 1999 was in respect of taxes on non US income. The effective tax rate differs from the statutory federal tax rate due to use of operating loss carry forwards for which no benefit had previously been taken. See Note 5 of Notes to Consolidated Financial Statements. During fiscal 2000 the Company utilized substantially all of the United Kingdom operating loss carry forwards which will result in more normal tax rates in future years.

Liquidity and Capital Resources

         At December 31, 2001, the Company had $44.7 million in cash and cash equivalents compared to $7.1 million at December 31, 2000. The cash and cash equivalent balances increased as a result of strong cash flow from operations ($15.6 million) and net financing activities ($23.1 million). The Company's financing activities generated a net cashflow of $24.1 million in the year ended December 31, 2001 and was offset by investments in property, plant and equipment.

         During the year ended December 31, 2001, the Company drew down a term loan of (pound)15 million (approximately $21.9 million at year end exchange rates) from a British bank. The term loan carries a variable rate of interest and is repayable in three equal annual installments on March 21, 2002, 2003 and 2004. Interest is payable at the London Interbank Borrowing Rate (LIBOR) plus 1.25% (presently payable at the rate of 5.32%) per annum and the loan carries no prepayment penalties. During the year ended December 31, 2000, the Company drew down a (pound)5 million two-year term loan with a British bank and made repayments totaling (pound)1.25 million during fiscal 2000 and (pound)2.5 million in fiscal 2001 (approximately $3.6 million). As a result, at December 31, 2001, the Company had (pound)16.2 million (approximately $23.7 million at year end exchange rates) in bank loans outstanding. The Company also has an overdraft (credit) facility with the same bank of up to (pound)1.5 million for use against standby letters of credit and guarantees (approximately $2.1 million at the year end exchange rates). No amount is presently outstanding under this facility.

         In addition, during the year ended December 31, 2001 the Company sold 925,930 shares of common stock and a warrant to purchase 92,593 shares of common stock in a private transaction with an institutional shareholder. The gross proceeds of the sale were $10.0 million and the related costs amounted to approximately $30,000.

         During the year ended December 31, 2001, the Company also repaid the remaining 7 1/8% convertible note and redeemed shares of its Series H Preferred Stock for a total expenditure, including outstanding dividends and interest of $4.2 million.

         The Company's cash and cash equivalents balance of $44.7 million, combined with cash generated by operations will be the primary sources of liquidity for the Company. During fiscal 2002, the Company expects that it will use part of its cash balance to fund operations and to make scheduled principal payments of (pound)6.25 million ($9.1 million at year end exchange rates). If the downturn continues longer than anticipated, the Company will have to rely on its cash resources to fund operations, but management believes that the current cash balances and the availability of loans under the existing and new credit facilities, will be sufficient to fund the Company's operations over the fiscal year ending December 31, 2002. The Company may seek to raise additional sources of cash, which could include sales of common stock, preferred stock, convertible securities or convertible debt.

Risk Factors

The semiconductor industry is experiencing a downturn, which could harm Trikon's sales and profitability.

         Trikon sells its products to the semiconductor industry, which is subject to sudden variations in product supply and demand. The industry is experiencing a downturn at this time, the length and severity of which are difficult to estimate, but is continuing through 2002 and may extend to 2003 and beyond. The Company's sales and revenues have been harmed by the current downturn.

         The timing, length and severity of these cycles are difficult to predict. In some cases, these cycles have lasted more than a year. Semiconductor manufacturers may contribute to these cycles by misinterpreting conditions in the industry and over- or under-investing in semiconductor manufacturing capacity and equipment. Trikon has little ability to anticipate or respond effectively to these industry cycles.

         Downturns in the semiconductor industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for semiconductor devices and equipment, production over-capacity and accelerated declines in average selling prices. During a period of declining demand, Trikon must be able to quickly and effectively reduce expenses and motivate and retain key employees. Many of the Company's expenses are fixed and the Company's ability to reduce other expenses in response to any downturn in the semiconductor industry is limited by the Company's need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. In 2001 management reduced expenses but the ability to continue to cut costs is limited.

         In addition, the long lead time for production and delivery of the Company's products, and the possibility of customer order cancellations, creates a risk that the Company may incur expenditures or purchase inventories for products which the Company cannot sell.

         Industry upturns have been characterized by abrupt increases in demand for semiconductor devices and equipment and production under-capacity. During a period of increasing demand and rapid growth, the Company must be able to quickly hire, train and assimilate a sufficient number of qualified personnel, particularly engineers, and obtain sufficient components in order to increase production to meet customer demand. If the Company is unable to increase production on a timely basis in times of increased demand, some of the Company's existing or potential customers could place orders with the Company's competitors and, as a result, the Company's financial results could suffer.

If semiconductor manufacturers do not accept the Company's technological solutions, the Company's future growth will be limited.

         The Company's future growth also depends on the market's acceptance of the Company's latest technological solutions, Flowfill, Low k Flowfill and Orion. If these technologies are not accepted by semiconductor manufacturers, the Company's business will be materially adversely affected.

The Company's industry is subject to rapid technological change. The Company may not be able to forecast or respond to commercial and technical trends.

         The semiconductor industry and the semiconductor equipment industry are subject to rapid technological change and frequent introductions of enhancements to existing products, and if the Company is unable to develop and incorporate new technologies in the Company's products, the Company will be unable to compete effectively and the Company's business will be materially and adversely affected. Technological trends have had and will continue to have a significant impact on the Company's business. The Company's results of operations and ability to remain competitive are largely based upon the Company's ability to accurately anticipate customer and market requirements.

         The Company's success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

         o        appropriate technology and product selection;

         o timely and efficient completion of product design and development;

         o timely and efficient implementation of manufacturing and assembly processes;

         o        effective sales and marketing;

         o        product performance in the field; and

         o        product support and service.

         The Company may not be able to accurately forecast or respond to commercial and technical trends in the semiconductor industry or respond to specific product announcements by the Company's competitors. The Company's competitors may be developing technologies and products that are more effective than the Company's or that may achieve more widespread acceptance. In addition, the Company may incur substantial costs to ensure the functionality and reliability of the Company's current and future products. If the Company's products are unreliable or do not meet the Company's customers' expectations, then reduced orders, higher manufacturing costs, delays in collecting accounts receivable or additional service and warranty expense could result. The Company may also experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. Significant delays can occur between a product's introduction and the commencement of volume production of that product. Any of these events could negatively affect the Company's ability to generate the return the Company intends to achieve on the Company's investments in these new products.

The Company must adapt its products for use with copper and copper processes, low k films and larger diameter wafers.

         Copper generally is expected to replace aluminum as the standard conducting material for many semiconductors. Not all of the Company's products may be used with copper and copper processes. In particular, the Company's Forcefill(R) product is not compatible with copper. If the Company fails to make the Company's products compatible with copper and copper processes at the time the Company's competitors offer copper compatible products, the Company's revenues and market share will be negatively affected.

         Currently the physical characteristics of low k films make the manufacturing process significantly more difficult than with existing insulating materials and, as a result, device manufacturers have been slow to adopt the use of low k materials. Device manufacturers may find alternative methods to manufacture devices at smaller feature sizes, and forgo the development and use of low k materials. Also, there can be no assurance that the industry will adopt a CVD method for the deposition of low k films. Other technologies for which the Company does not manufacture equipment could also be use for the deposition of low k films. If the Company fails to continue to develop its low k CVD solution to achieve all the specifications required by device manufacturers, or the Company's competitors develop competing low k solutions, then the Company's ability to grow its revenues and market share from these products would be negatively affected.

         The semiconductor industry also has historically moved to larger diameter wafers requiring new equipment as a strategy to reduce manufacturing costs. The maximum diameter of silicon wafers used in production is increasing from 200mm to 300mm. The Company is developing 300mm systems. There can be no assurance, however, that the Company will be able to complete the development of 300mm systems in time to meet market demand. If the Company's current products or future 300mm systems are not competitive or available at the correct time, the Company may lose customers or fail to gain new business from potential customers, which would have a material adverse effect on the Company's revenues and net earnings.

The Company's operational results could be negatively affected by currency fluctuations.

         The Company is based in the United Kingdom, and most of the Company's operating expenses are incurred in UK pounds. The Company's revenues, however, are denominated in US dollars and the Company reports its financial results in US dollars. Accordingly, if the UK pound increases in value against the US dollar, the Company's expenses as a percentage of revenues will increase and gross margins and net income will be negatively affected.

The Company faces competition or potential competition from many companies with greater resources than the Company's. If the Company is unable to compete effectively with these companies, the Company's market share may decline and the Company's business could be harmed.

         Virtually all of the Company's primary competitors in the silicon-based semiconductor equipment market are substantially larger companies and some of them have broader product lines than the Company's. They have well established reputations in the markets in which the Company competes, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources than the Company does. The dominant silicon-based semiconductor-equipment manufacturers may determine to enter, or attempt to increase their market share, in the compound semiconductor equipment market. In each market, the Company also faces potential competition from new entrants, including established manufacturers in other segments of the semiconductor capital equipment market who may decide to diversify into the Company's market segments of CVD, PVD and plasma etch. The Company may also face competition from products using certain of the Company's technologies that were licensed to third parties.

Semiconductor manufacturers may be loyal to their current semiconductor equipment supplier, which may make it difficult for the Company to obtain new customers.

         The Company believes that once a semiconductor manufacturer has selected a supplier's equipment for a particular fabrication line, the manufacturer often will continue to rely on that supplier's equipment for future requirements, including new generations of similar products. If the Company is unable to sell its products to potential customers who currently are using other supplier's equipment, it could be difficult for the Company to increase its revenues or market share. Changing from one equipment supplier to another may be expensive and may require a substantial investment of resources by the customer. Accordingly, the Company may experience difficulty in achieving significant sales to a customer using another supplier's equipment. At the same time, however, there can be no assurance that the Company's existing customers will continue to use the Company's equipment in the future.

The Company's products generally have long sales cycles and implementation periods, which increase the Company's costs of obtaining orders and reduce the predictability of the Company's earnings.

         The Company's products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate the Company's products and to install and integrate them into larger systems. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in the product's performance and compatibility with their requirements to place an order. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of the Company's products often last for many months or even years. Longer sales cycles require the Company to invest significant resources in attempting to make sales and delay the generation of revenue. In addition, the Company may incur significant costs in supporting evaluation equipment at the Company's customers' facilities.

         Long sales cycles also subject the Company to other risks, including customers' budgetary constraints, internal acceptance reviews and cancellations. In addition, orders expected in one quarter could shift to another because of the timing of customers' purchase decisions. The time required for the Company's customers to incorporate the Company's products into their manufacturing processes can vary significantly with the needs of the Company's customers and generally exceeds several months, which further complicates the Company's planning processes and reduces the predictability of the Company's operating results.

The Company depends upon sole suppliers for certain key components.

         The Company depends on a number of sole suppliers for key components used in the manufacture of the Company's products. If the Company is unable to obtain timely delivery of sufficient quantities of these components, the Company would be unable to manufacture the Company's products to meet customer demand, unless the Company is able to locate replacement components. Most significantly, the Company's Sigma fxP and Planar fxP systems are designed around an automation module supplied by Brooks Automation. Due to the high cost of these modules, the Company keeps very few in inventory. If Brooks Automation fails to deliver the component on a timely basis, delivery of the Company's Sigma fxP and Planar fxP systems will be delayed and sales may be lost. If Brooks Automation is unable to deliver any such modules for a prolonged period of time, the Company will have to redesign the Company's Sigma fxP and Planar fxP systems so that the Company may utilize other wafer transport systems. There can be no assurance that the Company will be able to do so, or that customers will adopt the redesigned systems.

The Company's final assembly and testing is concentrated in one facility.

         The Company's final assembly and testing activity is concentrated in the Company's facility in Newport, United Kingdom. The Company has no alternative facilities to allow for continued production if it is required to cease production in this facility, as a result of a fire, natural disaster or otherwise. In such event the Company will be unable to produce any products until the facility is replaced. Any such interruption in the Company's manufacturing schedule could cause it to lose sales and customers.

The Company is subject to the risk of business interruptions from implementing a new enterprise resource planning system.

         The Company is in the process of implementing an enterprise resource planning system to integrate management information, purchasing, accounting and finance, sales, billing, payroll and benefits and regulatory compliance systems. While the major components of the system have been installed, the Company is still configuring part of this system. Significant interruption of the Company's business resulting from post implementation issues, such as system response time, vendor software application code errors or system design and configuration problems, could result in delayed product deliveries or manufacturing inefficiencies, which could materially and adversely affect the Company's financial condition and results of operations. In addition, the deployment of this system is a complex, time consuming and expensive process and will continue to require significant attention from management and other personnel resources, which may distract attention from oversight of day-to-day business. The diversion of management's attention and any difficulties associated with deploying the system could have a material adverse effect on revenues, levels of expenses and operating results.

If the Company is unable to hire and retain a sufficient number of qualified personnel, the Company's ability to manage growth will be negatively affected.

         The Company's business and future operating results depend in part upon its ability to attract and retain qualified management, technical, sales and support personnel for its operations on a worldwide basis. Competition for qualified personnel is intense, and the Company cannot guarantee that it will be able to continue to attract and retain qualified it personnel. The Company's operations could be negatively affected if it loses key executives or employees or is unable to attract and retain skilled executives and employees as needed.

The Company's ability to compete could be jeopardized if it is unable to protect its intellectual property rights from challenges by third parties.

         The Company's success and ability to compete depend in large part upon protecting its proprietary technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect its proprietary rights.

         There can be no assurance that patents will be issued on the Company's pending patent applications or that competitors will not be able to ascertain legitimately proprietary information embedded in the Company's products that is not covered by patent or copyright. In such case, the Company may be precluded from preventing the competitor from making use of such information. In addition, should the Company wish to assert its patent rights against a particular competitor's product, there can be no assurance that any claim in any of the Company's patents will be sufficiently broad nor, if sufficiently broad, any assurance that the Company's patent will not be challenged, invalidated or circumvented, or that the Company will have sufficient resources to prosecute its rights.

Claims or litigation regarding intellectual property rights could seriously harm the Company's business or require it to incur significant costs.

         In recent years, there has been significant litigation in the United States in the semiconductor equipment industry involving patents and other intellectual property rights. There can be no assurance that infringement claims will not be asserted against the Company in the future nor that, if such claims are made, the Company would be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms.

         Any claim that the Company's products infringe proprietary rights of others would force it to defend itself and possibly its customers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject the Company to significant liability for damages and invalidation of its proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force the Company to do one or more of the following:

         o        lose or forfeit its proprietary rights;

         o stop manufacturing or selling its products that incorporate the challenged intellectual property;

         o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

         o pay damages, including treble damages and attorney's fees in some circumstances; or

         o redesign those products that use the challenged intellectual property.

         If the Company is forced to take any of the foregoing actions, its business could be severely harmed.

The Company's sales are characterized by low volume sales of high cost systems and it derives a significant percentage of its revenue from sales to a small number of customers. If the Company is not able to retain these customers, or if these customers reschedule, reduce or cancel orders, the Company's revenues will be reduced and its financial results will suffer.

         To date, the Company's product sales have been highly concentrated, with approximately 32% of its product revenues for year ended December 31, 2001 derived from sales to two customers, approximately 61% of its product revenues for year ended December 31, 2000 derived from sales to four customers and approximately 46% of its product revenues for the year ended December 31, 1999 derived from sales to three customers. The Company may not be able to retain its key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from the Company. Any substantial decrease or delay in sales to one or more of the Company's key customers could harm the Company's sales and financial results. There can be no assurance that these customers will continue to purchase systems and technology from the Company at current levels, or at all. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter.

The Company's operations are subject to health and safety and environmental laws that may expose the Company to liabilities for noncompliance.

         The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, manufacture and disposal of all materials present at, or the output from, the Company's facilities, including the toxic or other hazardous chemical by-products of the Company's manufacturing processes. Environmental claims against the Company or the Company's failure to comply with any present or future regulations could result in:

         o the assessment of damages or imposition of fines against the Company;

         o        the suspension of production of the Company's products; or

         o        the cessation of the Company's operations.

         New regulations could require the Company to purchase costly equipment or to incur other significant expenses. The Company's failure to control the use or adequately restrict the discharge of hazardous substances could subject us to future liabilities, which could negatively affect its earnings and financial position.

Any acquisitions the Company may make could disrupt the Company's business and severely harm the Company's financial condition.

         From time to time, the Company may consider investments in complementary companies, products or technologies. While the Company has no current agreements or specific plans to do so, the Company may acquire businesses, products or technologies in the future. In the event of any future acquisitions, the Company could:

         o issue stock that would dilute the Company's current shareholders' percentage ownership;

         o        incur debt;

         o        assume liabilities;

         o incur amortization expenses related to goodwill and other tangible assets; or

         o        incur large and immediate accounting write-offs.

         The Company's operation of any acquired business will also involve numerous risks, including:

         o problems integrating the purchased operations, technologies or products;

         o unanticipated costs and liabilities for which the Company is not able to obtain indemnification from the sellers;

         o diversion of management's attention from the Company's core business;

         o adverse effects on existing business relationships with customers;

         o risks associated with entering markets in which the Company have no or limited prior experience; and

         o potential loss of key employees, particularly those of the purchased organizations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting the risk include the Company's manufacturing and administrative cost base which is predominately in UK pounds sterling and product sales outside the United States which may be expressed in currencies other than the United States dollar. The Company constantly monitors currency exchange rates and matches currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at December 31, 2001 and 2000 the Company had no open forward currency transactions.

         Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the UK pound sterling against all other currencies in the first quarter of 2002 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash-flow by approximately $2.2 million for the quarter. The same increase in the value of the UK pound sterling would increase the value of the net assets of the Company expressed in United States dollars by approximately $2.3 million. The effect of this hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the UK pound sterling. In reality, some currencies may weaken while others may strengthen.

ITEM 8.  Financial Statements and Supplementary Data

         See the Index included at "Item 14. Exhibits and Financial Statements Schedules and Reports on Form 8-K."

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 10.      Directors and Executive Officers.

         The information required by this item is included under "Proposal No. 1: Election of Directors," "Other Information - Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Definitive Proxy Statement to be filed in connection with its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.      Executive compensation.

         The information required by this item is included under "Other Information - Executive Compensation" in the Company's Definitive Proxy Statement to be filed in connection with its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is included under "Other Information - Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement to be filed in connection with its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.      Certain Relationships and Related Transactions.

         The information required by this item is included under "Other Information - Certain Transactions" in the Company's Definitive Proxy Statement to be filed in connection with its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K

         (1)  Financial Statements:
                                                                        Page
                                                                        ----
         Report of Independent Auditors................................. F-1
         Consolidated Balance Sheets--December 31, 2001, and 2000....... F-2
         Consolidated Statements of Operations--Years
            ended December 31, 2001, 2000 and 1999...................... F-3
         Consolidated Statements of Shareholders' Equity--Years
            ended December 31, 2001, 2000 and 1999...................... F-4
         Consolidated Statements of Cash Flows--Years ended
            December 31, 2001, 2000 and 1999............................ F-5
         Notes to Consolidated Financial Statements..................... F-6

         (2) Financial Statement Schedule:

         Schedule II -- Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

         (3)        Exhibits:

                  2.1 Share Purchase Agreement, dated July 17, 1996 (the "Share Purchase Agreement"), among the Company, Electrotech and the shareholders of Electrotech. (Previously filed as an exhibit to the Company's Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

                  2.2 Amendment No. 1 to the Share Purchase Agreement dated September 9, 1996. (Previously filed as an exhibit to the Company's Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

                  2.3 Amendment No. 2 to the Share Purchase Agreement dated October 16, 1996. (Previously filed as an exhibit to the Company's Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

                  2.4 Amendment No. 3 to the Share Purchase Agreement dated November 13, 1996. (Previously filed as an exhibit to the Company's Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

                  3.1 Seventh Restated Articles of Incorporation of the Company. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein.)

                  3.2 Certificate of Ownership of Plasma & Materials Technologies, Inc., amending the Company's Seventh Restated Articles of Incorporation to effect the change of its name to Trikon Technologies, Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein.)

                  3.3 Certificate of Amendment to the Company's Seventh Restated Articles of Incorporation. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein.)

                  3.4 Bylaws of the Company, as amended and currently in effect. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein.)

                  4.1 Common Stock Purchase Warrant, dated May 23, 2001, granted by Trikon Technologies, Inc. to Spinner Global Technology Fund, Ltd. (Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 24, 2001, and incorporated by reference herein.)

                  10.1* 1991 Stock Option Plan of the Company, as amended to date. (Previously file as an exhibit to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, and incorporated herein by reference.)

                  10.2* Employment Agreement, dated as of November 15, 1995, between that Company and Nigel Wheeler. (Previously filed as an exhibit to the Company's Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

                  10.3 Registration Agreement dated as of November 15, 1996 between the Company and Christopher D. Dobson. (Previously filed as an exhibit to the Company's Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

                  10.4 International Technology License and Sales Agreement between the Company and Alcan-Tech Co., Inc. dated November 15, 1991. (Previously filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1, and incorporated herein by reference.)+

                  10.5 International Technology License and Sales Agreement between the Company and Anelva Corporation, dated February 7, 1992. (Previously filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1, and incorporated herein by reference.)+

                  10.6 Technology License and Sales Agreement between the Company and Leybold AG dated December 8, 1992. (Previously filed as an exhibit to the Company's Registration Statement on Form S-1, and incorporated herein by reference.)+

                  10.7 Technology License and Sales Agreement between the Company and Watkins-Johnson Company dated December 23, 1993. (Previously filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-1, and incorporated herein by reference.)+

                  10.8 Royalty Agreement dated October 3, 1986 by and between the Company and Messrs. Conn, Campbell and Goebel. (Previously filed as an exhibit to the Company's Registration Statement on Form S-1, and incorporated herein by reference.)+

                  10.9 Assignment of Royalty Rights dated June 8, 1990 executed by Messrs. Conn and Campbell in favor of the Company. (Previously filed as an exhibit to the Company's Registration Statement on Form S-1, and incorporated herein by reference.)

                  10.10 Agreement entered into the 25th day of June 1986 by and between the Company and Leybold-Heraeus GmbH. (Previously filed as an exhibit to the Company's Registration Statement on Form S-1, and incorporated herein by reference.)

                  10.11 Distribution Agreement dated July 1, 1995 by and between the Company and Canon Sales. (Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1, and incorporated herein by reference.)+

                  10.12 Lease dated July 5, 1985 concerning the Company's facilities at Newport, Gwent, United Kingdom, as assigned to Electrotech Limited effective January 19, 1995. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein.)

                  10.13 M0RI(TM) Source Technology License Agreement between the Company and Applied Materials. (Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)+

                  10.14 FORCEFILL(TM) Technology License Agreement between Trikon Equipment Limited and Applied Materials. (Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)+

                  10.15 FORCEFILL(TM) Technology License Agreement between Trikon Technologies Limited and Applied Materials. (Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)+

                  10.16 M0RI(TM) Source Technology License Agreement between the Company and Lam Research Corporation. (Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)+

                  10.17* Employment Agreement, dated as of May 14, 1998, among Christopher D. Dobson, the Company and Trikon Technologies Limited. (Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.)

                  10.18 Letter Agreement, dated as of May 14, 1998, between Christopher D. Dobson and the Company. (Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.)

                  10.19 1998 Directors Stock Option Plan, as amended to date. (Previously filed as an exhibit to the Company's Registration Statement on Form S-8, No. 333-73445).

                  10.20 Term Loan Agreement, dated March 6, 2001, between the Company and Lloyds TSB Bank plc. (Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.)

                  10.21 Amendment to Term Loan Agreement, dated October 8, 2001, between the Company and Lloyds TSB Bank plc.

                  21       Subsidiaries of the Registrant

                  23.1     Consent of Ernst & Young

                  24.1**   Power of Attorney

* Indicates a management contract or compensatory plan or arrangement, as required by Item 14(a)3.

**       Set forth in the signature page hereto.

+ Certain portions of this exhibit have been omitted from the copy filed and are subject to an order granting confidential treatment with respect thereto.

     (b) The Company did not file a report on Form 8-K during its fourth fiscal quarter of 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2002

                               TRIKON TECHNOLOGIES, INC.

                               By: /s/ Nigel Wheeler
                                   ----------------------------------------
                                   Nigel Wheeler
                                   Chief Executive Officer, President
                                      and Chief Operating Officer

                               By: /s/William J. Chappell
                                   ----------------------------------------
                                   William J. Chappell
                                   Chief Financial Officer


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

          Signature                             Title                               Date
          ---------                             ----                                -----
       /s/ Nigel Wheeler                 Chief Executive Officer, President         March 21, 2002
--------------------------------         and Chief Operating Officer and
         Nigel Wheeler                   Director (Principal Executive Officer)



    /s/ William J. Chappell              Chief Financial Officer and Secretary       March 21, 2002
--------------------------------         (Principal Financial and Accounting
       William Chappell                  Officer)


   /s/ Christopher D. Dobson             Chairman of the Board, Director             March 21, 2002
--------------------------------
     Christopher D. Dobson

      /s/ Richard M Conn                 Director                                    March 21, 2002
--------------------------------
        Richard M. Conn

   /s/ Stephen N. Wertheimer             Director                                    March 21, 2002
--------------------------------
     Stephen N. Wertheimer

     /s/ Robert R. Anderson              Director                                    March 21, 2002
--------------------------------
      Robert R. Anderson


REPORT OF INDEPENDENT AUDITORS

To: The Board of Directors
      Trikon Technologies, Inc.


         We have audited the accompanying consolidated balance sheets of Trikon Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trikon Technologies, Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          ERNST & YOUNG LLP

Bristol, England
                                          February 01, 2002

                            TRIKON TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)


                                                                                        December 31,
                                                                                  ------------------------
                                      Assets                                       2001             2000
                                                                                  ---------      ---------
Current assets
       Cash and cash equivalents ............................................     $  44,667      $   7,076
       Accounts receivable, less allowances of $53 and $104
         at December 31, 2001 and 2000, respectively ........................        19,775         29,537
       Inventories ..........................................................        21,624         30,872
       Other current assets .................................................         3,084          6,728
                                                                                  ---------      ---------
       Total current assets .................................................        89,150         74,213
Property, plant and equipment, net ..........................................        20,425         19,045
Demonstration systems, net ..................................................         2,962          2,210
Other assets ................................................................           196            226
                                                                                  ---------      ---------
       Total assets..........................................................     $ 112,733      $  95,694
                                                                                  =========      =========

                      Liabilities and shareholders' equity
Current liabilities:
      Accounts payable ......................................................     $   3,153      $  16,233
      Accrued expenses ......................................................         2,340          3,735
      Warranty and related expenses .........................................         1,504          1,545
      Current portion of long-term debt and capital lease obligations .......         9,636          5,421
      Deferred revenue ......................................................         5,106          9,330
      Other .................................................................         5,032          4,277
                                                                                  ---------      ---------
      Total current liabilities .............................................        26,771         40,541
Long-term debt and capital lease obligations, less current portion ..........        15,606          2,376
Pension obligations .........................................................         3,372          1,793
Other .......................................................................         1,531          1,064
                                                                                  ---------      ---------
    Total liabilities .......................................................        47,280         45,774

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred Stock
      Authorized shares -- 20,000,000 Series H Preferred Stock, no par value,
      $10 per share liquidation preference
      Designated shares - 3,500,000 at December 31, 2001 and 2000
      Issued and outstanding None at December 31, 2001 and 442,967 at
      December 31,2000 ......................................................            --          4,430
Common Stock, no par value
      Authorized shares - 50,000,000
      Issued and outstanding -12,855,279 at December 31, 2001
      and 11,709,757 at December 31, 2000 ...................................       242,725        230,788
Other Comprehensive Income ..................................................        (9,774)        (5,255)
Deferred compensation .......................................................        (2,086)        (3,603)
Accumulated deficit .........................................................      (165,412)      (176,440)
                                                                                  ---------      ---------
Total shareholders' equity ..................................................        65,453         49,920
                                                                                  ---------      ---------
Total liabilities and shareholders' equity ..................................     $ 112,733      $  95,694
                                                                                  =========      =========

        See accompanying notes to the consolidated financial statements.

                            TRIKON TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except for per share data)

                                                                         Year Ended December 31
                                                                    ----------------------------------
                                                                       2001         2000        1999
                                                                    ---------    ---------   ---------
Revenues:
         Product sales ...........................................   $  97,046    $ 106,662    $ 48,363
         License revenues ........................................          --          350       2,144
                                                                     ---------    ---------   ---------
                                                                        97,046      107,012      50,507
                                                                     ---------    ---------   ---------
Costs and expenses:
         Cost of goods sold ......................................      51,749       55,847      27,735
         Research and development ................................       9,650        8,395       6,545
         Selling, general and administrative .....................      21,492       22,617      15,723
         Restructuring costs .....................................          --           --      (4,361)
                                                                     ---------    ---------   ---------
                                                                        82,891       86,859      45,642
                                                                     ---------    ---------   ---------

Income from operations ...........................................      14,155       20,153       4,865

Other income .....................................................         681           --          --

Interest:
         Interest expense ........................................      (1,504)        (674)        (413)
         Interest income .........................................       1,350          325          222
                                                                     ---------    ---------   ----------
Income before income tax charge ..................................      14,682       19,804        4,674
Income tax charge ................................................       3,432          824          100
                                                                     ---------    ---------   ---------

Net income before cumulative effect of change in accounting ......      11,250       18,980        4,574
principle
Cumulative effect of change in accounting principle relating to
revenue recognition ..............................................          --       (1,833)          --
                                                                     ---------    ---------   ----------
Net income .......................................................   $  11,250    $  17,147    $   4,574
                                                                     ---------    ---------   ----------
Net income applicable to common shares ...........................   $  11,109    $  16,121    $   2,084
                                                                     ---------    ---------   ----------
Earnings per common share data:
  Basic:
         Income applicable to common shares before cumulative
         effect of a change in accounting principle ..............   $    0.98    $    1.82   $    0.25
         Cumulative effect of change in accounting principle .....          --        (0.19)         --
                                                                     ---------    ---------   ---------
         Net income ..............................................   $    0.98    $    1.63   $    0.25
                                                                     ---------    ---------   ---------
 Diluted:
         Income applicable to common shares cumulative effect of a
         change in accounting principle ..........................   $    0.88    $    1.58   $    0.24
         Cumulative effect of change in accounting principle .....          --        (0.16)         --
                                                                     ---------    ---------   ---------
         Net income ..............................................   $    0.88    $    1.42   $    0.24
                                                                     =========    =========   =========

Average common shares used in the
         calculation   --  Basic.................................       11,281        9,868       8,254

                       --  Diluted...............................       12,658       11,325       8,593






        See accompanying notes to the consolidated financial statements.

                            TRIKON TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                    Other
                                                  Series H                               Accum-     Comp-     Deferred
                                               Preferred Stock        Common Stock       ulated    rehensive   Compen-
                                              Shares      Amount    Shares    Amount    Deficit    Income      sation      Total
                                              -------     -------   ------   --------   --------   --------  -----------  -------
Balance at January 1, 1999 ..................   2,953    $ 29,531   94,023   $199,019   $(194,222) $   (751)  $ (6,637)  $26,940
    Exercises of employee stock options .....      --          --       22         --         --         --         --        --

    Adjustment arising on reverse
      stock split (note 1) ..................      --          --   (84,641)       --         --         --         --        --
    Amortization of restricted stock ........      --          --       --         --         --         --      1,516     1,516

    Cumulative translation adjustments ......      --          --       --         --         --     (1,426)        --    (1,426)
    Net income ..............................      --          --       --         --      4,574         --         --     4,574
                                                                                                                         -------
    Comprehensive income ....................      --          --       --         --         --         --         --     3,148
    Preference dividend .....................     245       2,448       --         --     (2,448)        --         --        --
                                               ------     -------   ------   --------   --------   --------   --------   -------
Balance at December 31, 1999 ................   3,198      31,979    9,404    199,019   (192,096)    (2,177)    (5,121)   31,604
    Exercises of employee stock options......      --          --       49         44         --         --         --        44
    Conversion of preferred stock............  (2,839)    (28,398)   2,008     28,398         --         --         --        --
    Conversion of convertible bond...........      --          --      204      2,685         --         --         --     2,685
    Conversion of accrued preferred dividend.      --          --       45        642       (642)        --         --        --
    Amortization of restricted stock.........      --          --       --         --         --         --      1,518     1,518
    Cumulative translation
    Adjustments .............................      --          --       --         --         --     (3,078)        --    (3,078)
    Net income...............................      --          --       --         --     17,147         --         --    17,147
                                                                                                                         -------
    Comprehensive income ....................      --          --       --         --         --         --         --    14,069
    Preference dividend .....................      84         849       --         --       (849)        --         --        --
                                               ------     -------   ------   --------   --------   --------   --------   -------
Balance at December 31, 2000 ................     443       4,430   11,710    230,788   (176,440)    (5,255)    (3,603)   49,920
    Issuance of stock .......................      --          --      926      9,970         --         --         --     9,970
    Exercises of employee stock options .....      --          --       71         57         --         --         --        57
    Conversion of preferred stock ...........    (186)     (1,863)     148      1,910        (97)        --         --       (50)
    Redemption of preferred stock ...........    (269)     (2,692)      --         --         --         --         --    (2,692)
    Amortization of restricted stock ........      --          --       --         --         --         --      1,517     1,517

    Cumulative translation Adjustments ......      --          --       --         --         --       (994)        --      (994)
    Deficit on defined benefit plan .........      --          --       --         --         --     (3,525)        --    (3,525)
    Net income ..............................      --          --       --         --     11,250         --         --    11,250
                                                                                                                         -------
    Comprehensive income ....................      --          --       --         --         --         --         --     6,731
    Preference dividend .....................      12         125       --         --       (125)        --         --        --
                                               ------     -------   ------   --------   --------   --------   --------   -------
    Balance at December 31, 2001 ............      --          --   12,855   $242,725  $(165,412)  $ (9,774)  $ (2,086)  $ 65,453
                                               ------     -------   ------   --------   --------   --------   --------   -------



     1. The shares of common stock in issue at December 17, 1999 were subject to a reverse stock split of one for ten.



        See accompanying notes to the consolidated financial statements.

                            TRIKON TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


                                                                                  Year Ended December 31
                                                                         -----------------------------------------
                                                                              2001          2000         1999
                                                                         -----------------------------------------
Operating activities
Net income ...........................................................     $ 11,250      $ 17,147      $  4,574
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization of plant, equipment, leasehold
          improvements, and demonstration systems ....................        3,618         2,858         3,294
     Gain on sale of property plant and equipment ....................         (681)           --            --
     Amortization of financing costs .................................           27            28            28
     Amortization of deferred compensation ...........................        1,517         1,518         1,516
     Net recognized pension fund obligation ..........................         (152)
     Provision for loss on accounts receivable .......................          (51)           58        (2,493)
     Changes in operating assets and liabilities:
         Accounts receivable .........................................        9,813       (14,124)       (6,856)
         Inventories (including demonstration systems) ...............        4,334       (17,094)         (306)
         Other current assets ........................................        3,644        (4,558)          727
         Sales returns ...............................................           --        (3,664)       (7,054)
         Restructuring cost ..........................................           --          (183)         (916)
         Accounts payable and other liabilities ......................      (14,494)       12,136         6,420
         Income tax payable ..........................................        1,011           506           (14)
         Other current liabilities ...................................           --            --          (807)
         Deferred revenue ............................................       (4,224)        9,330            --
                                                                           --------      --------      --------
Net cash provided by (used in) operating activities ..................       15,612         3,958        (1,887)
Investing Activities
Purchases of property, equipment and leasehold improvements ..........         (416)       (2,899)       (1,560)
Proceeds from sale of property, equipment and leasehold improvements .        1,008             0         1,112
Other assets and liabilities .........................................       (1,599)       (1,416)         (579)
                                                                           --------      --------      --------
Net cash (used in) provided by investing activities ..................       (1,007)       (4,315)       (1,027)
Financing Activities
Issuance of stock ....................................................       10,027            44            --
Preferred stock dividend .............................................          (50)           --            --
Redemption of preferred stock ........................................       (2,692)           --            --
Redemption of 7 1/8% convertible debt ................................       (1,505)           --            --
Borrowings under bank credit lines ...................................       21,450         7,550            --
Repayments under bank credit lines ...................................       (3,776)       (1,888)           --
Payments on capital lease obligations ................................         (382)         (295)         (227)
                                                                           --------      --------      --------
Net cash provided by (used in) financing activities ..................       23,072         5,411          (227)
Effect of exchange rate changes in cash ..............................          (86)       (1,905)         (823)
                                                                           --------      --------      --------
Net increase (decrease) in cash and cash equivalents .................       37,591         3,149        (3,964)
Cash and cash equivalents at beginning of year .......................        7,076         3,927         7,891
                                                                           --------      --------      --------
Cash and cash equivalents at end of year .............................       44,667      $  7,076      $  3,927
                                                                           ========      ========      ========


Supplemental Statements of Cash Flows Information
     Cash paid during the year for:
     Interest ........................................................     $  1,046      $    554      $    365
     Taxes (primarily foreign) .......................................     $  2,284      $    172      $     54
Non-cash investing and financing activities:
     Equipment acquired under capital lease ..........................     $  1,165      $    914            --


         See accompanying notes to the consolidated financial statement

                            TRIKON TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.       SIGNIFICANT ACCOUNTING POLICIES

Background

     Trikon Technologies, Inc. and its subsidiaries (collectively the "Company") operate in one segment, designing, manufacturing and marketing semiconductor processing equipment. These products are used for chemical and physical vapor deposition and for etch applications and are sold to semiconductor manufacturers worldwide.

         The consolidated financial statements of the Company include the accounts of its subsidiaries all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

     The Company derives its revenues from three sources - equipment sales, spare parts sales and service contracts, and adopted Staff Accounting Bulletin 101 issued by the staff of the Securities and Exchange Commission, in fiscal 2000.

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

         Equipment sales generally include the provision of installation and commissioning services, which are not essential to the functionality of the equipment but have contractual payment terms linked to the final acceptance. The Company has deferred revenue recognition on the portion of revenue contractually linked to final acceptance, or the fair value of the installation services, if greater, until after acceptance of the machine.

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

                           TRIKON TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS Continued



Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following ;

                                                   December 31,
                                                 2001         2000
                                            -------------------------
                                                  (In thousands)
Components                                       $11,879     $15,592
Work-in-process and spares                         8,510      14,540
Finished goods                                     1,235         740
                                            -------------------------
                                                 $21,624     $30,872
                                            =========================


Property, plant and equipment

         Property, plant and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets (five years) or the lease term. Owned buildings are depreciated using the straight-line method over 50 years.

         The components of property, plant and equipment are as follows:

                                                        December 31,
                                                     2001         2000
                                                   --------------------
                                                       (In thousands)
Land .........................................     $ 1,145     $ 1,610
Machinery and equipment ......................      18,608      13,803
Furniture and fixtures .......................       3,651       3,460
Leasehold improvements .......................      10,455      10,545
                                                   --------------------
                                                    33,859      29,418
Less accumulated depreciation and amortization      13,434      10,373
                                                   --------------------
                                                   $20,425     $19,045
                                                   --------------------


Demonstration Systems

         Demonstration or evaluation systems are completed systems located at certain strategic customer sites or at the Company's facilities. The Company provides these demonstration systems at no charge for a specified evaluation period. The customer pays all operating costs incurred during the evaluation period. At the conclusion of the agreed upon evaluation period, provided that the equipment performs to required specifications, management expects that the customer, while not obligated to do so, will purchase the system. Demonstration systems are stated at the lower of cost or estimated net realizable value and are depreciated on a straight-line method over four years, if the product is not sold after one year.

Accounting for Income Taxes

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

Research and Development Costs

         Research and development costs are expensed as incurred.

                           TRIKON TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS Continued

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

Earnings Per Share

         Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, `Earnings Per Share,' which specifies the computation, presentation and disclosure requirements for earnings per share. The following table sets forth the computation of basic and diluted earnings per share.

                                                                          Years ended December 31
                                                                      2001          2000          1999
                                                                    --------      --------      --------
                                                                              (In thousands)
Numerator:
    Net income before cumulative effect of change in accounting
    policy ....................................................     $ 11,250      $ 18,980      $  4,574
    Cumulative effect of change in accounting policy ..........           --        (1,833)           --
                                                                    --------      --------      --------
    Net income ................................................       11,250        17,147         4,574
    Dividend applicable to Preferred Stock ....................          141         1,026         2,490
                                                                    --------      --------      --------
    Net income applicable to common shares ....................     $ 11,109      $ 16,121      $  2,084
                                                                    --------      --------      --------
Denominator:
    For basic earnings per share
    Weighted average shares outstanding .......................       12,430        11,017         9,403
    Restricted shares .........................................       (1,149)       (1,149)       (1,149)
                                                                    --------      --------      --------
                                                                      11,281         9,868         8,254
                                                                    --------      --------      --------
    For diluted earnings per share
    Adjusted weighted average shares outstanding ..............       11,281         9,868         8,254
    Effect of dilutive securities
    Employee stock options ....................................          463           583           339
    Restricted shares .........................................          914           874            --
                                                                    --------      --------      --------
                                                                      12,658        11,325         8,593
                                                                    --------      --------      --------


         Basic earnings per share for the years ended December 31, 2001, 2000 and 1999 exclude the effect of 1,149,281 restricted shares of common stock, which are contingently issuable to the Company's Chairman of the Board.

         The number of shares used in the denominator for the year ended December 31, 1999 has been adjusted to reflect the one for ten reverse stock split effected on December 17, 1999.

Comprehensive Income

         Comprehensive income comprises net income, provisions for unfunded accumulated benefit obligations with respect to the Company's defined benefit pension plan and currency translation losses for each year. Translation losses were $994,000, $3,078,000 and $1,426,000 during the years ended December 31, 2001, 2000 and 1999 respectively. Comprehensive income for the year ended December 31, 2001includes an amount of $3,525,000 to reflect an additional minimum unfunded liability in the Company's defined benefit pension plan (see note 6 to financial statements). No such amounts were required in prior years.

                           TRIKON TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS Continued

Foreign Currency Translation

         The functional currency of most of the Company's foreign subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the balance sheet date and translates the statement of operations items at the average exchange rate for the year. Translation adjustments are recorded as a component of shareholders' equity on the line item "other Comprehensive Income" in the consolidated balance sheet. Transaction gains and losses, other than those that relate to transactions deemed to be of a long-term nature, are recognized in earnings. During the years ended December 31, 2001, 2000 and 1999, the transaction exchange gains credited to selling, general and administrative costs were $1,149,000, $910,000 and $149,000, respectively.


2. FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES


                                                Year Ended December 31
                                        ---------------------------------------
                                           2001         2000          1999
                                        ---------      ---------      ---------
                                                   (In thousands)
Revenues:
Unaffiliated Customers
    North America .................     $  32,095      $  29,180      $  17,027
    Foreign (primarily Europe) ....        64,951         77,832         33,480
    Inter-geographic:
    North America .................         2,040            482            314
    Foreign (primarily Europe) ....        25,113         29,290          9,193
    Eliminations ..................       (27,153)       (29,772)        (9,507)
                                        ---------      ---------      ---------
                                        $  97,046      $ 107,012      $  50,507
                                        =========      =========      =========
Operating income:
    North America .................     $    (671)     $     416      $   4,328
    Foreign (primarily Europe) ....        14,826         19,737            537
                                        ---------      ---------      ---------
                                        $  14,155      $  20,153      $   4,865
                                        =========      =========      =========
IdIdentifiable assets:
    United States .................     $  17,498      $   9,559      $   5,184
    Foreign (primarily Europe) ....        95,235         86,135         52,094
                                        ---------      ---------      ---------
                                        $ 112,733      $  95,694      $  57,278
                                        =========      =========      =========
Export sales from the United States     $   5,860      $   3,947      $     500
                                        =========      =========      =========

License revenue of $350,000 and $2,144,000 for each of the years ended December 31, 2000 and 1999 have been included within North America.

                           TRIKON TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS Continued


3        LONG-TERM DEBT

Long-term debt includes the following (in thousands):

                                                          December 31
                                                      2001           2000
                                                ----------------------------
Convertible notes                                        $--         $1,505
Bank debt                                             23,725          5,587
Capital lease obligations                              1,517            705
                                                ----------------------------
Total                                                 25,242          7,797
Less current portion:                                (9,636)        (5,421)
                                                ----------------------------
Long term portion                                    $15,606         $2,376
                                                ============================


Subordinated Convertible Notes

         The Company had outstanding $1,505,000 of subordinated convertible notes as at December 31, 2000. The subordinated convertible notes bore interest at 7?% which was payable semi-annually on April 15 and October 15. The Subordinated convertible notes matured on October 15, 2001 and were repaid at face value.

Bank Debt

         During the year ended December 31, 2001, the Company entered into a three-year term loan facility of (pound)15 million (approximately $21.9 million at year-end exchange rates) from a British bank. The term loan carries a variable rate of interest and is repayable in three equal annual installments on March 21, 2002, 2003 and 2004. Interest is payable at the London Interbank Borrowing Rate (LIBOR) plus 1.25% (as at December 31, 2001 payable at the rate of 5.32%) per annum and the loan carries no prepayment penalties. In addition, during fiscal 2000 the Company entered a two-year term loan facility of (pound)5 million (approximately $7.3 million the year-end exchange rates), which incurs interest at 1.5% over the three-month London Interbank borrowing rate (as at December 31, 2001 a rate of 5.61%). This loan is repayable in equal quarterly installments through June 2002 and can also be prepaid without penalty.

         Both loan facilities include financial covenants that require the Company to maintain the ratio of net borrowings to net worth less than 0.5:1.0 and to maintain interest cost at below 10% of profit before interest and taxes. In October 2001, the Company amended the loan agreements to provide that the Company is not required to maintain its interest cost at below 10% of operating income for fiscal 2002. Rather, the Company will be allowed to incur net interest of (pound)400,000 in 2002 ($588,000 at the year end exchange rate) under the terms of the replacement covenant.

          The Company also has an overdraft (credit) facility with the same bank of up to (pound)1.5 million for use against standby letters of credit and guarantees (approximately $2.2 million at the year end exchange rate). No amount is presently outstanding under this facility.


4.       PREFERRED AND RESTRICTED STOCK

Preferred Stock

         The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board of Director's discretion.

         In May 1998, in conjunction with an exchange offer made to the holders of convertible notes, the Company issued 2,855,754 new shares of Series H Preferred Stock. The Series H Preferred Stock were redeemable at the option of the Company for cash at a redemption price equal to $10 per share plus accrued but unpaid dividends. During the year, prior to final redemption, the Company exchanged a total of 186,330 shares of Series H Preferred Stock plus accrued, but unpaid, dividends for 148,644 shares of Common stock. On June 29, 2001, the Company redeemed for $2,742,000 the remaining outstanding shares of Series H Preferred Stock together with the accrued but unpaid dividends.

                           TRIKON TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS Continued

Restricted Stock

         In connection with the consummation of a capital reorganization in fiscal 1998, the Company issued 1,149,281 shares of restricted Common Stock to the Company's Chairman of the Board. Subject to certain conditions, the restricted stock will vest 100% upon the earlier of (i) May 14, 2003, or (ii) the sale of all or substantially all of the assets of the Company. The restricted stock represents approximately 9% of the outstanding Common Stock (after giving effect to the elimination of the restrictions on the stock). The restricted stock was valued at $7.6 million based upon average traded prices immediately after the grant. This amount has been accounted for as an addition to Common Stock and as deferred compensation within the Statement of Shareholders Equity. The deferred compensation is being amortized on a straight-line basis over a five-year period resulting in a charge against operations of $1.5 million during each of the years ended December 31, 2001, 2000 and 1999.

5.       INCOME TAXES

         The income tax provision consists of the following:



                                               Year Ended December 31
                                       --------------------------------------
                                        2001            2000           1999
                                       ------          ------          ------
                                                 (In thousands)
 Current:
  Federal ...................             $--          $   11            $---
  State .....................             110               1              53
  Foreign ...................           2,720             812              47
                                       ------          ------          ------
                                        2,830             824             100
Deferred (foreign): .........             602              --              --
                                       ------          ------          ------
  Total .....................          $3,432          $  824          $  100
                                       ------          ------          ------

A reconciliation of income taxes provided at the federal statutory rate (35% in all years) to actual income tax expense is as follows:

                                                                       Year Ended December 31
                                                                --------   ---------    ----------
                                                                  2001         2000       1999
                                                                --------   ---------    ----------
Income taxes at the statutory federal income tax rate ......      35.0%        35.0%       35.0%
Foreign taxes at lower rates than the federal statutory rate      (3.0)        (3.3)       (0.5)
                                                                  ----         ----        ----
                                                                  32.0         31.7        34.5
State taxes payable ........................................       0.7          0.2         1.2
Effect of Stock compensation amortization ..................       3.6          2.7        11.3
Change in valuation reserve due to:
   Foreign NOL's utilized in the period ....................      (6.4)        (23.5)        --
   Other ...................................................      (3.6)        (6.9)       (44.9)
Other ......................................................      (2.9)          --          --
                                                                  ----         ----        ----
                                                                  23.4%         4.2%        2.1%
                                                                  ====         ====        ====


         The income before income taxes of the Company's non-US subsidiaries for the years ended December 31, 2001, 2000 and 1999 was approximately $14,415,000, $19,822,000 and $633,000 respectively.

         As of December 31, 2001, the Company had federal net operating loss carry forwards of approx. $16.6 million (adjusted for the estimated effects of a change of ownership under s382 of the internal revenue code of 1986, as amended (the "code")) and state operating loss carry forwards of $18.4 million. US federal net operating losses include $753,000 of losses arising from the exercise of stock options (against which a full valuation reserve is established) which, when utilized will result in the benefit being reflected as a component of shareholders equity. The net operating loss carryforwards will expire at various dates beginning in years 2003 through 2019, if not utilized.

                           TRIKON TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS Continued

               Utilization of the net operating losses and credits is subject to a substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

         Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                                December 31
                                                             2001        2000
                                                           -------     -------
                                                              (in thousands)

Deferred tax assets:
Domestic:
   Allowances and accruals not deducted for current taxes  $    56     $   566
   Net operating loss carry forwards ....................    5,802       5,680
Foreign:
   Allowances and accruals not deducted for current taxes      501       1,020
   Net operating loss carry forwards ....................       57       1,038
                                                           -------     -------
                                                             6,416       8,304
Less valuation reserve ..................................   (5,914)     (7,390)

Deferred tax (liabilities)
Domestic: ...............................................       --          --
Foreign:
   Depreciation .........................................   (1,104)       (914)
                                                           -------     -------
Net deferred tax (liability)/asset ......................  $  (602)        $--
                                                           =======     =======


6.       PENSIONS AND OTHER POSTRETIREMENT BENEFITS

United States 401(k)

         In November 1993, the Company established a 401(k) plan covering substantially all of its US employees. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation. Company contributions are voluntary and at the discretion of the Board of Directors. There were no contributions made by the Company for the years ended December 31, 2001, 2000, and 1999.

United Kingdom Pension Plan

         The Company operates a pension plan known as "The Electrotech Retirement Benefits Scheme" (the "Plan"), which undertakes to provide retirement benefits to participating employees based upon their final pensionable salary. The assets of the Plan are administered by the Trustees and do not belong to the Company.

         In March 2001, the Company decided to curtail the Plan effective April 6, 2001. As a result, participants do not earn additional defined benefits for service after April 6, 2001. Further the Company is investigating the full wind up the scheme such that the Company would pay a final cash payment to the Plan, which would relieve the Company of any further obligations to the Plan. As at December 31, 2001, no settlement of the Plan had occurred. As a result of the curtailment of the Plan in April 2001, benefits under the Plan are restricted to the number of years of service to April 5, 2001 and the employee remuneration, as defined, at that date.

         Information required in respect of the net periodic benefit cost and related obligation determined in accordance with SFAS 87, 88 and 132 is given below.

                           TRIKON TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS Continued

         Plan funding policy prior to April 5, 2001 was based on annual contributions at a rate that is intended to fund benefits as a level percentage of pay over the working lifetime of the Plan participants. Subsequent to April 5, 2001, the Company has funded $36,500 per month to reduce the deficit of the Plan. The assets of the Plan are invested primarily in equities, UK fixed interest stocks and property.

         Assumptions used to determine the net periodic benefit cost and related benefit obligations are shown below.

                                                    Year Ended December 31,
                                                 2001       2000        1999
                                              --------    --------     ------
Discount rate                                   6.25%       6.00%        6.00%
Long term rate of return on plan assets         7.50%       7.50%        7.75%
Increase in compensation levels                 5.00%       5.00%        5.50%


         The actuarial calculations in respect of the Plan assume a rate of increase of pensions in payment accrued after April 6, 2001 of 3.00%. Fixed pension increase rates apply for pension in respect of service before that date.

         The components of net benefit expense are detailed in the table below.

                                                 Year Ended December 31,
                                           2001        2000        1999
                                         ---------- ----------- ------------
                                                 (in Thousands)
Service cost                                  $ 82       $ 329        $ 331
Interest cost on benefit obligation            868         846          731
Expected return on plan assets               (826)       (691)        (561)
Net amortization and deferral:
-  recognized losses                            57          51           30
                                         ---------- ----------- ------------
Net benefit expense                           $181       $ 535        $ 531
                                         ========== =========== ============


         The funded status of the Plan is summarized in the table below.

                                                   December 31,
                                                2001        2000
                                             ----------- -----------
                                                 (in thousands)





Actuarial present value of
  accumulated benefit obligation               $13,703     $12,174
                                             ----------- -----------

Projected benefit obligation                     13,753      14,384
Fair value of plan assets                        10,331      10,390
                                             ----------- -----------
Benefit obligation in excess of plan assets       3,422       3,994
Unrecognized prior service cost                       -           -
Unrecognized net loss                             3,574       2,201
                                             ----------- -----------
Net amount recognized at end of year             $(152)      $1,793
                                             =========== ===========


The Company amortizes the unrecognized net loss or gain as a component of pension costs, to the extent that the unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market related value of plan assets. The Company amortizes this adjusted gain or loss over the remaining service life of the participants of the Plan. At December 31, 2001, the accumulated benefit obligation exceeded the fair value of the Plan assets and accordingly the Company recognized an additional minimum liability, and, as there was no unrecognized prior service cost an equal amount was charged to other comprehensive income.

                           TRIKON TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS Continued


Change in benefit obligation
                                                       December 31
                                                  -----------------------
                                                     2001        2000
                                                  ----------- -----------
                                                      (in thousands)


Benefit obligation at start of year                  $14,384     $12,733
Translation difference                                 (361)       (969)
Service cost                                              82         329
Interest cost                                            868         846
Contributions by plan participants                        46          98
Actuarial losses (gains)                               (111)       1,434
Impact of curtailment                                (1,080)
Benefits paid                                           (75)        (87)
                                                  ----------- -----------
Benefit obligation at end of year                    $13,753     $14,384
                                                  =========== ===========






                                                       December 31
                                                  -----------------------
                                                     2001        2000
                                                  ----------- -----------
                                                      (in thousands)
Fair value of plan assets at start of year           $10,390      $9,343
Translation difference                                 (265)       (710)
Actual (loss) return on plan assets                  (1,824)        (64)
Contributions by plan participants                        46          98
Contributions by employer                              2,059       1,810
Benefits (paid)                                         (75)        (87)
                                                  ----------- -----------
Fair value of plan assets at end of year             $10,331     $10,390
                                                  =========== ===========


There are no other post retirement benefits provided to employees.

         The Company also makes contributions to a group personal pension plan and total contributions to this plan for the years ended December 31, 2001, 2000 and 1999 amounted to $588,000, $333,000 and $277,000 respectively.


7. COMMITMENTS AND CONTINGENCIES

Leases:

         The Company leases certain equipment under capital leases. The Company also leases its offices, manufacturing facilities and certain equipment under non-cancelable operating lease agreements. Certain leases are subject to escalation clauses based on applicable inflation indexes.

         Cost of equipment under capital leases included in property and equipment at December 31, 2001 and 2000 was $1,956,000 and $825,000
respectively, and accumulated amortization was $342,000 and $96,000, respectively. Amortization expense under these leases is included in depreciation expense.

         Future minimum lease payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2001:

                           TRIKON TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS Continued


                                                       Capital       Operating
                                                       Leases          Leases
                                                  ---------------------------
                                                           (In thousands)
2002...........................................         $574           $1,664
2003...........................................          558            1,548
2004...........................................          458            1,325
2005...........................................          132              946
2006...........................................           --              927
                                                  ----------------------------
                                                       1,722           $6,410
                                                                      ========
Less amounts representing imputed interest.....         205
                                                  -----------
Present value of net minimum lease
  payments, including  amounts
  classified as current........................       $1,517
                                                  ===========

         Rental expense for operating leases was $1.7 million, $1.6 million and $1.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Contingencies:

         In the ordinary course of business the Company is involved with various types of claims and legal proceedings, which may result in litigation, or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company's financial position, cash flow or results of operations.

8.       FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, capital lease obligations, and the convertible subordinated notes. The carrying amounts at December 31, 2001 of these financial instruments approximates their fair value,

         The Company from time to time enters into foreign exchange contracts of a short-term nature (typically 1 month or less) that are generally matched to the estimated collection of accounts receivable. These contracts are for the sale of US Dollars into British Pounds. No contracts were outstanding at December 31, 2001 or 2000. The Company has not entered into any other derivative financial instrument and does not hold or use financial instruments for speculative purposes.

Major Customers and Concentration of Credit Risk

         Accounts receivable consist primarily of amounts due from original equipment manufacturers, end use customers, and distributors within the Company's industry. At December 31, 2001 three customers represented 21%, 19% and 12% of the total accounts receivable. At December 31, 2000 four customers represented 27%, 20%, 16%, and 15% of the total accounts receivable.

         The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company does not require collateral. Credit losses have been within management's expectations and an estimate of un-collectible accounts has been provided for in the financial statements.

         Total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from two customers represented 17% and 15% each of total revenue for the year ended December 31, 2001. Revenue from four customers represented 23%, 16% 12% and 11% each of total revenue for the year ended December 31, 2000 and revenue from three customers represented 23%, 11% and 10% each of total revenue for the year ended December 31, 1999.

                           TRIKON TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS Continued


9.       REVENUE BY GEOGRAPHIC AREA

         The Company's revenue by geographic area was as follows:

                                       Year Ended December 31,
                                ---------------------------------------
                                    2001         2000         1999
                                ---------------------------------------
                                            (In thousands)
United States................        $32,095       $29,180    $ 17,027
Europe.......................         57,536        68,484      31,201
Asia Pacific.................          7,415         9,348       2,279
                                ---------------------------------------
Total........................        $97,046      $107,012    $ 50,507
                                =======================================

10.      STOCK OPTIONS

         In October 1996, the Company changed its "Non-Qualified" Employee Option Plan to an Incentive Stock Option Plan (the "Option Plan"). At the Annual Meetings of Shareholders held on June 14, 1999, May 31, 2000 and May 15, 2001, the number of shares of Common Stock reserved for issuance under the Option Plan was increased from 887,000 to 1,050,000 then to, 1,500,000 and then to 2,250,000, at each of these dates. The Company also has a Directors Plan that provides for the issue of up to 50,000 shares of Common Stock to Non-Employee Directors. The Option Plan provides options to purchase shares of the Company's Common Stock for officers, directors, and key employees, at an exercise price equal to the fair market value on the date of grant as determined by the Board of Directors. The shares issued under the Option Plan shall become vested over periods up to five years and have a maximum term of ten years. A summary of the changes in the status of options is as follows:

                                                                    Weighted
                                                                    Average
                                     Options      Price Range Per     Price
                                   Outstanding        Share         Per Share
                                    -----------------------------------------
Outstanding at January 1, 1999...    304,400      0.50 -    14.38       5.90
Granted..........................    473,046      0.31 -    13.75      16.80
Cancelled........................   (21,192)      1.33 -    14.38       8.54
                                     -------
Outstanding at December 31, 1999.    756,254      0.31 -    14.38       3.38
Granted..........................    239,700      10.7 -    25.25      15.94
Cancelled........................   (26,489)      1.25 -    14.38       5.87
Exercised........................   (48,177)      0.31 -    14.38       0.92
                                     -------
Outstanding at December 31, 2000.    921,288      0.31 -    25.25       6.71
Granted..........................    197,970      9.44 -     12.1      10.82
Cancelled........................   (49,666)      0.47 -    14.38       9.91
Exercised........................   (70,948)      0.46 -     6.25       0.80
                                     -------
Outstanding at December 31, 2001.    998,644      0.31 -    25.25       7.78
                                     -------

         At December 31, 2001, 2000 and 1999, 473,199, 316,840 and 178,000
shares were exercisable at weighted-average prices of $6.22, $4.89 and $4.78 respectively. There were 1,149,367 option shares available for grant under the Option Plan and 6,150 under the Directors Plan at December 31, 2001.

         Information regarding stock options outstanding as of December 31, 2001 is as follows:


                 Price Range                 Options Outstanding             Options Exercisable
                 -----------         ----------------------------------------------------------------
                                                           Weighted
                                         Weighted          Average                      Weighted
                                         Average          Remaining                     Average
                    Shares            Exercise Price   Contractual Life    Shares    Exercise Price
                    ------           ----------------------------------------------------------------
From $0.31 to $10.00.............        $ 1.76              7.42         300,641        $1.37
     $10.00 to $25.25............        $14.01              8.32         172,558        $14.67

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

         The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively: Risk-free interest rates of 4.04%, 7.1%, and 6.7%; a zero dividend yield in all three years; volatility factors of the expected market price of the Company's Common Stock of 63.1%, 112.5% and 158.1% and an expected life of the options of 3.9 years, 4.2 years and 4.6 years. These assumptions resulted in weighted-average fair values of $4.02, $5.23, and $3.06 per share for stock options granted in 2001, 2000, and 1999, respectively.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The Company's pro forma information is as follows:



                                                                            Years ended December 31
                                                                    2001             2000             1999
                                                             --------------      --------------      --------------

Pro forma net income ...................................     $   10,371,000      $   15,902,000      $    4,103,000
Pro forma earnings per common share:
  Basic:
        Income applicable to common shares before
          Cumulative effect of change  in accounting
           principle ...................................     $         0.92      $         1.69      $         0.20
        Cumulative change in accounting principle ......                 --               (0.19)                 --
                                                             --------------      --------------      --------------
        Net income .....................................     $         0.92      $         1.50      $         0.20
                                                             ==============      ==============      ==============
  Diluted:
      Income applicable to common shares before
        cumulative effect of change accounting principle     $         0.82      $         1.47      $         0.19
      Cumulative change in accounting principle ........                 --               (0.16)                 --
                                                             --------------      --------------      --------------
      Net income .......................................     $         0.82      $         1.31      $         0.19
                                                             ==============      ==============      ==============


                           TRIKON TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS Continued




11.      UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                               Quarter                          Fiscal
                                                            First        Second        Third       Fourth        Year
                                                         ------------ ------------- ------------ ------------ ------------
2001
Net Sales                                                   $37,648      $27,653      $19,738     $12,007      $ 97,046
Gross Margin                                                $18,208      $14,053      $ 9,432     $ 3,604      $ 45,297
Net income (loss)                                           $ 6,763      $ 3,842      $   894     $  (249)     $ 11,250
Income (loss) per diluted share                             $  0.56      $  0.30      $  0.07     $ (0.02)     $   0.88

2000
Net Sales:
    as reported                                             $18,642      $26,001      $31,465     $34,057      $110,165
     Effect of change in accounting principle               $  (622)     $(1,325)     $(1,206)          -      $ (3,153)
     As restated, or as reported in Q4                      $18,020      $24,676      $30,259     $34,057      $107,012

Gross Margin:
    as reported                                             $ 8,824      $11,888      $15,105     $16,863      $ 52,680
     Effect of change in accounting principle               $  (299)     $  (636)     $  (580)          -      $  1,515
     As restated, or as reported in Q4                      $ 8,525      $11,252      $14,525     $16,863      $ 51,165

Net income (loss):
    as reported                                            $  1,899      $ 3,670      $ 7,114     $ 7,812      $ 20,495
     Effect of change in accounting principle              $   (299)     $  (636)     $  (580)          -      $ (1,515)
     Cumulative effect of change in accounting principle   $ (1,833)           -            -           -      $ (1,833)

     As restated, or as reported in Q4                     $   (233)      $3,034      $ 6,534     $ 7,812       $17,147

Earnings (loss) per diluted share:
    As reported                                            $   0.13       $ 0.30      $  0.58     $  0.65       $  1.66
     Effect of change in accounting principle              $  (0.03)      $ 0.06      $  0.05           -       $ (0.08)
     Cumulative effect of change in accounting principle   $  (0.18)           -            -           -       $ (0.16)

     As restated, or as reported in Q4                     $  (0.08)      $ 0.24      $  0.53      $ 0.65       $ 1.42


                            TRIKON TECHNOLOGIES, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2001, 2000 and 1999







                                                                 Additions              Deductions
                                                      ------------------------------------------------
            Description                 Balance at        Charged       Charged to    Amount Charged    Balance at
                                       Beginning of    (Credited) to  Other Accounts  to Reserve Net      End of
                                          Period         Costs and                          of            Period
                                                         Expenses                      Reinstatement
------------------------------------- -------------------------------------------------------------------------------

Year ended December 31, 2001            $  104,000       $    (20,000)      $ --         $   31,000       $  53,000
Allowance for doubtful items
Year ended December 31, 2000
Allowance for doubtful items            $   46,000       $     58,000       $ --         $       --       $ 104,000
Year ended December 31, 1999
Allowance for doubtful items            $2,539,000       $ (1,145,000)      $ --         $1,348,000       $ 46,000