Form 10-Q
period 2002-03-31
TRIKON TECHNOLOGIES INC
filed 2002-05-10
CIK 868326

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q


[Mark One]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                         Commission file number 0-26482

                            TRIKON TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                   95-4054321
 ------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

Ringland Way, Newport, Gwent NP18 2TA, United Kingdom
-----------------------------------------------------       --------------------
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

                             Yes [X]          No [ ]

As of May 03, 2002, the total number of outstanding shares of the Registrant's common stock was 13,985,626.

                            Trikon Technologies, Inc.

                                      INDEX

                                                                                                                     PAGE
                                                                                                                   NUMBER
                                                                                                                   ------
PART I.    FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001................................  3

         Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2002, and 2001..........  4

         Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2002 and 2001...........  5

         Notes to Unaudited Condensed Consolidated Financial Statements...............................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................  8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.................................................... 11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................................ 12

Item 6.  Exhibits and Reports on Form 8-K............................................................................. 12

SIGNATURE PAGE ....................................................................................................... 13

EXHIBITS.............................................................................................................. 14

                            Trikon Technologies, Inc.

                          PART 1 FINANCIAL INFORMAtiON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)

                                                                                           March 31,   December 31,
                                                                                             2002          2001
                                                                                          -----------    ---------
                                                                                          (Unaudited)     (Note A)
Assets
Current assets:
      Cash and cash equivalents .........................................................   $  43,203    $  44,667
      Accounts receivable, net ..........................................................      14,071       19,775
      Inventories, net ..................................................................      20,665       21,624
      Other current assets ..............................................................       2,353        3,084
                                                                                            ---------    ---------
      Total current assets ..............................................................      80,292       89,150

      Property, equipment and leasehold improvements, net of accumulated depreciation and      18,780       20,425
           amortization
      Demonstration systems, net of accumulated depreciation ............................       3,880        2,962
      Other assets ......................................................................         194          196
                                                                                            ---------    ---------
                      Total assets ......................................................   $ 103,146    $ 112,733
                                                                                            =========    =========

Liabilities and shareholders' equity
      Current liabilities:
      Accounts payable and accrued expenses .............................................   $   7,488    $   6,997
      Current portion of long-term debt .................................................       9,357        9,636
      Deferred revenue ..................................................................       1,766        5,106
      Other current liabilities .........................................................       4,796        5,032
                                                                                            ---------    ---------
                     Total current liabilities ..........................................      23,407       26,771

      Long-term debt less current portion ...............................................      15,057       15,606
      Pension Obligations ...............................................................       3,215        3,372
      Other non-current liabilities .....................................................       1,022        1,531
                                                                                            ---------    ---------
                                                                                               42,701       47,280

      Shareholders' equity:
      Preferred Stock:
           Authorized shares-- 20,000,000
           Issued and outstanding-- Nil at March 31, 2002 and December 31, 2001
      Common Stock, no par value:                                                             242,757      242,725
           Authorized shares-- 50,000,000
           Issued and outstanding-- 12,892,276 at March 31, 2002 and 12,855,279 at December 31, 2001
      Accumulated other comprehensive loss ..............................................     (11,408)      (9,774)
      Deferred compensation .............................................................      (1,707)      (2,086)
      Accumulated deficit ...............................................................    (169,197)    (165,412)
                                                                                            ---------    ---------
                      Total shareholders' equity ........................................      60,445       65,453
                                                                                            ---------    ---------
      Total liabilities and shareholders' equity ........................................   $ 103,146    $ 112,733
                                                                                            =========    =========

            See Notes to Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except for share data)

                                                           Three Months Ended
                                                          --------------------
                                                          March 31,   March 31,
                                                            2002        2001
                                                          --------    --------

Product sales .........................................   $  8,000    $ 37,648
Costs and expenses:
   Cost of goods sold .................................      5,771      19,475
   Research and development ...........................      2,279       2,429
   Selling, general and administrative ................      4,824       6,731
                                                          --------    --------
                                                            12,874      28,635

(Loss) income from operations .........................     (4,874)      9,013
   Interest (expense), net ............................         (7)       (115)
                                                          --------    --------

(Loss) income before income tax (credit) charge .......     (4,881)      8,898
   Income tax (credit) charge .........................     (1,098)      2,135
                                                          --------    --------
Net (loss) income .....................................     (3,783)      6,763
Preferred dividend ....................................         --          81
                                                          --------    --------
Net (loss) income applicable to common shares .........   $ (3,783)   $  6,682
                                                          ========    ========
(Loss) earnings per share data

   Basic: .............................................   $  (0.32)   $   0.63
   Diluted: ...........................................   $  (0.32)   $   0.56

Weighted average common shares used in the calculation:
   Basic: .............................................     11,720      10,644
   Diluted: ...........................................     11,720      12,018

       See Notes to Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                            Three months ended
                                                          ----------------------
                                                          March 31,   March 31,
                                                             2002        2001
                                                           --------    --------

Net cash provided by operating activities ..............   $    466    $  3,456

Investing Activities
      Purchases of property plant and equipment ........       (114)       (475)
                                                           --------    --------
Net cash arising from investing activities .............       (114)       (475)
                                                           --------    --------
Financing Activities
      Issuance of common stock .........................         32          33
      Proceeds of term bank loan .......................         --      21,450
      Repayment of term bank loan ......................         --        (894)
      Repayments of capital lease obligations ..........       (151)        (44)
                                                           --------    --------
Net cash (used in) provided by financing activities ....       (119)     20,545
                                                           --------    --------
Effect of exchange rates changes on cash ...............     (1,697)     (1,759)
Net (decrease) increase in cash and cash equivalents ...     (1,464)     21,767
Cash and cash equivalents at beginning of period .......     44,667       7,076
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 43,203    $ 28,843
                                                           ========    ========

       See Notes to Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2002


NOTE A    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Trikon Technologies, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001.


NOTE B    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                                                       March 31,    December 31,
                                                          2002             2001
                                                        -------          -------
Components ...................................          $10,553          $11,879
Work in process and spares ...................            9,046            8,510
Finished goods ...............................            1,066            1,235
                                                        -------          -------
                                                        $20,665          $21,624
                                                        =======          =======

NOTE C    COMPREHENSIVE (LOSS) INCOME


Comprehensive (loss) income comprises net (loss) income and currency translation losses for the period. Translation losses were $1.6 million and $2.4 million for the three months ended March 31, 2002 and March 31, 2001 respectively. Total comprehensive (loss) income for the three months ended March 31, 2002 and March 31, 2001 was $(5.4) million and $4.4 million, respectively.

NOTE D    EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three months ended
                                                            --------------------------
                                                             March 31,      March 31,
                                                               2002           2001
                                                            -----------    -----------
Numerator ($'000):
      Net (loss) income .................................   $    (3,783)   $     6,763
      Preferred Dividend ................................            --             81
                                                            -----------    -----------
      Net (loss) income applicable to common stockholders   $    (3,783)   $     6,682
                                                            -----------    -----------

Denominator (thousands):

      Weighted average shares outstanding ...............        12,869         11,793
      Restricted stock ..................................        (1,149)        (1,149)
                                                            -----------    -----------
      Denominator for basic earnings per share ..........        11,720         10,644
                                                            -----------    -----------

      Adjusted weighted average shares outstanding ......        11,720         10,644
                                                            -----------    -----------
      Effect of dilutive securities:
            Employee stock options ......................            --            487
            Unvested common stock .......................            --            887
                                                            -----------    -----------
      Dilutive potential common shares ..................            --          1,374
                                                            -----------    -----------
      Denominator for diluted earnings per share ........        11,720         12,018
                                                            -----------    -----------

Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for each period excludes 1,149,281 unvested shares of restricted common stock issued to the Company's Chairman of the Board. Subject to certain conditions, the restricted stock will vest 100% upon the earlier of (i) May 14, 2003, or (ii) the sale of all or substantially all of the assets of the Company.

NOTE E    PREFERRED STOCK

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board's discretion.

NOTE F    SUBSEQUENT EVENT

On April 17, 2002, the Company consummated the sale of 1,093,348 shares of its common stock for net proceeds of approximately $11.8 million in cash. The securities were issued to new and existing institutional investors in a private offering pursuant to Regulation D of the Securities Act of 1933, as amended.

                            Trikon Technologies, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herin and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, the cyclical nature of the semiconductor industry, the long sales cycle and implementation periods, the acceptance of Trikon's technologies and products, Trikon's ability to respond to technological change, Trikon's dependence on a limited number of customers and other factors as those set forth under "Quantitative and Qualitative Disclosure about Market Risk," and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                           Three months ended
                                                      ---------------------------
                                                        March 31,      March 31,
                                                          2002            2001
                                                      -----------     -----------
Product Revenues ..................................         100.0%          100.0%
Cost of goods sold ................................          72.1            51.7
                                                      -----------     -----------
Gross margin ......................................          27.9            48.3

Operating expenses:
      Research and development ....................          28.5             6.5
      Selling, general and administrative .........          60.3            17.9
                                                      -----------     -----------

Total operating expenses ..........................          88.8            24.4
                                                      -----------     -----------

(Loss) income from operations .....................         (60.9)           23.9
Interest expense, net .............................           0.1             0.3
                                                      -----------     -----------

(Loss) income before income tax charge ............         (61.0)           23.6
Income tax (credit) charge ........................         (13.7)            5.6
                                                      -----------     -----------
Net (loss) income .................................         (47.3)%          18.0%
                                                      -----------     -----------

PRODUCT SALES. Product revenues for the three months ended March 31, 2002 decreased 79% to $8.0 million compared to $37.6 million for the three months ended March 31, 2001. Shipments for the first quarter of fiscal 2002 were $4.7 million compared to $42.6 million in the first quarter of the prior year. The decline in sales and shipments in the quarter reflects the effects of the on going global slowdown in the semiconductor industry with the Company's revenue in the first quarter of the prior year reflecting the Company's backlog from fiscal 2000, prior to the onset of the current global slowdown. Although the Company's customers continue to be cautious regarding their capital expenditure plans and orders for the Company's products remained depressed, management has seen indications of the possibility of improved sales prospects in the second half of fiscal 2002.

During the quarter, the Company also shipped a Planar 300(TM) system for installation at the 300mm production facility of a major foundry in Taiwan in order to evaluate the Company's ORION(TM) 2.2 ultra low k film for next-generation copper damascene logic devices. As the systems shipment was for evaluation purposes only, the Company did not earn any revenue.

Sales outside of the United States accounted for approximately 73% and 79% of total revenues in the three-month periods ended March 31, 2002 and March 31, 2001 respectively. The Company expects that sales outside of the United States will continue to represent a significant percentage of the Company's product sales through fiscal 2002. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter. Further, as the Company anticipates that its product sales will be comprised of a relatively small number of shipments the quantity of product shipped may fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold may also change from quarter to quarter.

Our sales by product are as follows:

                                                 Three Month's Ended
                                                      March 31,
                                              ------------------------
                                                  2002          2001
                                              ----------    ----------
         PVD                                          48%           62%
         CVD                                          12%           11%
         Etch                                         18%           19%
         Spares                                       22%            8%
                                              ----------    ----------
         Total                                       100%          100%
                                              ----------    ----------

GROSS MARGIN. The gross margin for the three months ended March 31, 2002 was 27.8% as compared to 48.3% for the three months ended March 31, 2001. The decline in the gross margin for the first quarter is attributable to the under utilization of fixed manufacturing and customer support facilities and personnel due to the significant decrease in sales and shipments.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended March 31, 2002 were $2.3 million or 28.5% of total revenues compared with $2.4 million or 6.5% of total revenues for the three months ended March 31, 2001. The major focus of the Company's research and development efforts continues to be the development of new processes in further advancing the Company's proprietary PVD, CVD and etch technologies, especially the development of the Company's low k technology, as well as adding enhancements to its existing products. The Company is committed to continued investment in its research and development and expects that its research and development expenses for 2002 will be higher than those incurred in fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2002 were $4.8 million, or 60.3% of total revenues, compared to $6.7 million, or 17.9% of total revenues, in the three months ended March 31, 2001. Selling, general and administrative expenses in the three months ended March 31, 2002 include gains arising from foreign currency transactions of $111,000 compared to gains of $890,000 incurred in the same period in the prior year. The increase in selling, general and administrative expenses as a percentage of revenues is attributable to the significant decrease in revenues in the first quarter of 2002. In absolute dollars, however, selling, general and administrative expenses decreased in the first quarter of 2002 as compared to the comparable period in the prior year. This decrease is due, in part, to the Company's cost reduction programs. The decrease is also attributable to the fact that the Company paid less in commissions and other variable compensation in the first quarter of 2002.

INCOME FROM OPERATIONS. As a result of the decrease in revenue for the three months ended March 31, 2002, combined with the current operating cost structure of the business, the company incurred a loss from operations of $4.8 million, compared to income from operations of $9.0 million in the three months ended March 31, 2001. While management continues to be cautious with respect to its cost structure, it believes that the current personnel are critical to the company's ability to execute on the growth prospects of the Company during the recovery of the semiconductor market and penetration of new business with its low k CVD equipment. Accordingly, management believes that the Company has little ability to reduce further its current cost structure.

INTEREST EXPENSE, NET. Net interest expense was $7,000 for the three months ended March 31, 2002 compared with net interest expense of $115,000 for the three months ended March 31, 2001. The decrease is attributable to increased cash and cash equivalents in the period. In addition, interest cost in the prior year included interest on the Company's 7 1/8% subordinated convertible notes which were paid in full in October 2001.

INCOME TAXES. For the three months ended March 31, 2002, the Company recorded a tax credit of $1.1 million compared with a tax charge of $2.1 million for the three months ended March 31, 2001. The Company's tax rate for the fiscal year ending December 31, 2002 will depend on a number of factors including the result for the year, the allocation of the result amongst the various tax jurisdictions in which it operates, and its ability to reclaim prior year taxes paid in the United Kingdom or other jurisdictions. In estimating the tax rate for the first quarter, the Company has not provided any benefit for deferred tax arising from estimated operating losses generated that are not offset against prior period tax payments that can be reclaimed.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had $43.2 million in cash and cash equivalents, compared to $44.7 million at December 31, 2001. While cash provided by operations was $466,000, cash and cash equivalents during the first quarter declined due to investment in property plant and equipment at $114,000, lease repayments of $151,000 and the negative effect of foreign currency on cash of $1.7 million for the quarter.

As at March 31, 2002 and December 31, 2001, the Company had two term loans outstanding totaling 16.2 million British Pounds (approximately $23.1 million at quarter end exchange rates) from a British bank. In March 2002, the company amended its loan agreements with the bank to provide for an amended repayment schedule. The first loan has outstanding $1.8 million at March 31, 2002 and bears interest at the London Interbank Borrowing Rate (LIBOR) plus 1.5% (presently payable at the rate of 5.72%) per annum and the loan carries no prepayment penalties. This loan is repayable in two equal installments in April 2002 and July 2002. The second loan has outstanding $21.3 million at March 31, 2002 and bears interest at the London Interbank Borrowing Rate (LIBOR) plus 1.25% (presently payable at the rate of 5.48%) per annum and also carries no prepayment penalties. This loan is repayable in 8 equal installments of approximately $1.8 million per quarter commencing April 2002, with a final repayment of $7.0 million in March 2004.

In April 2002, the Company's cash and cash equivalents were increased as a result of the sale of 1,093,348 shares in a private transaction with a group of institutional shareholders. The net proceeds amounted to approximately $11.8 million.

The Company's cash balance of $43.2 million and the net proceeds of the sale of 1,093,348 common shares, combined with cash generated by operations will be the primary sources of liquidity for the company. During fiscal 2002, the Company expects that it will use part of its cash balance to fund operations and to make scheduled principal payments of $7.2 million with respect to its bank debt. The amount of cash reserves that the Company will be required to use to fund its operations will depend on how long the current downturn will last. If the downturn continues longer than anticipated, the Company will continue to rely on its cash resources to fund operations, but management believes that the current cash balances and the availability of loans under the existing and new credit facilities, will be sufficient to fund the Company's operations for at least the next 12 months. In order to further bolster its cash position, the Company may seek to raise additional debt or equity financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include the Company's manufacturing and administrative cost base, which is predominately in British Pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. The Company constantly monitor currency exchange rates and match currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at March 31, 2002 and December 31, 2001, the Company had no open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British Pound against all other currencies in the second quarter of 2002 would have no material effect on revenues expressed in United States dollars and would increase operating costs and reduce cash flow by approximately $1.7 million. The same increase in the value of the British Pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $3.5 million. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British Pound. In reality, some currencies may weaken while others may strengthen.

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

ITEM 5.   OTHER INFORMATION

               Not Applicable



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)       The following exhibits are included herein:

                     10.1 - Amendment to the term loan facility,
                            dated March 6, 2001 between the company and Lloand Lloyds TSB Bank plc, dated March 18, 2002.

           (b)       Reports on Form 8-K:

                     None.

                            Trikon Technologies, Inc.

                                      DRAFT


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TRIKON TECHNOLOGIES, INC.


Date:  May 09, 2002                     /s/ Nigel Wheeler
                                        --------------------------------------
                                        Nigel Wheeler
                                        Chief Executive Officer, Chief Operating
                                        Officer, President and Director

                                        /s/ William J Chappell
                                        --------------------------------------
                                        William J Chappell
                                        Chief Financial Officer