Form 10-Q
period 2002-06-30
TRIKON TECHNOLOGIES INC
filed 2002-08-14
CIK 868326

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[Mark One]

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     ----------------------

                         Commission file number 0-26482

                            TRIKON TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        95-4054321
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


Ringland Way, Newport, Gwent NP18 2TA, United Kingdom
-----------------------------------------------------     ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code          44-1633-414-000
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

As of July 30, 2002, the total number of outstanding shares of the Registrant's common stock was 14,022,740.

                            Trikon Technologies, Inc.

                                      INDEX

                                                                                                               PAGE
                                                                                                             NUMBER
                                                                                                             ------
PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and
                  December 31, 2001..............................................................................3

                  Condensed Consolidated Statements of Operations for the Three Months ended
                  June 30, 2002 and 2001 and for the Six Months ended June 30, 2002 and 2001.....................4

                  Condensed Consolidated Statements of Cash Flows for the Six Months ended June
                  30, 2002 and 2001..............................................................................5

                  Notes to Condensed Consolidated Financial Statements...........................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................................8

Item 3.           Quantitative and Qualitative Disclosure about Market Risk.....................................11

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.............................................................................12

Item 6.           Exhibits and Reports on Form 8-K..............................................................13

SIGNATURE PAGE..................................................................................................14

                            Trikon Technologies, Inc.

                          PART 1 FINANCIAL INFORMATION
ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)

                                                                                         June 30,        December 31,
                                                                                           2002             2001
                                                                                      --------------     -------------

                                                                                       (Unaudited)          (Note A)
Assets
Current assets:
     Cash and cash equivalents.........................................               $       47,948     $      44,667
     Accounts receivable, net...........................................                      15,181            19,775
     Inventories, net..................................................                       21,782            21,624
     Other current assets..............................................                        2,687             3,084
                                                                                      --------------     -------------
     Total current assets .............................................                       87,598            89,150

     Property, equipment and leasehold improvements, net of accumulated                       20,230            20,425
         depreciation and amortization.................................
     Demonstration systems, net of accumulated depreciation............                        4,183             2,962
     Other assets......................................................                          228               196
                                                                                      --------------     -------------
                     Total assets......................................               $      112,239     $     112,733
                                                                                      ==============     =============

Liabilities and shareholders' equity
     Current liabilities:
     Accounts payable and accrued expenses.............................               $        7,265     $       6,997
     Current portion of long-term debt.................................                        9,126             9,636
     Deferred revenue..................................................                        1,218             5,106
     Other current liabilities.........................................                        4,049             5,032
                                                                                      --------------     -------------
                    Total current liabilities..........................                       21,658            26,771

     Long-term debt less current portion...............................                       14,182            15,606
     Pension obligations...............................................                        3,231             3,372
     Other non-current liabilities.....................................                        1,056             1,531
                                                                                      --------------     -------------
                                                                                              40,127            47,280

     Shareholders' equity:
     Preferred Stock:                                                                                               -
         Authorized shares-- 20,000,000
         Issued and outstanding-- Nil at March 31, 2002 and December
         31, 2001
     Common Stock, no par value:                                                             254,528           242,725
         Authorized shares-- 50,000,000
         Issued and outstanding-- 14,019,802 at March 31, 2002 and
         12,855,279 at December 31, 2001..............................
     Accumulated other comprehensive loss.............................                        (7,218)           (9,774)
     Deferred compensation............................................                        (1,327)           (2,086)
     Accumulated deficit..............................................                      (173,871)         (165,412)
                                                                                        ------------    --------------
                     Total shareholders' equity.......................                        72,112            65,453
                                                                                        ------------    --------------
     Total liabilities and shareholders' equity.......................                  $    112,$39    $      112,733
                                                                                        ============    ==============



       See Notes to Unaudited Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except for share data)

                                                           Three Months Ended                       Six Months Ended
                                                     ----------------------------------    ------------------------------------
                                                       June 30,            June 30,            June 30,            June 30,
                                                        2002                2001                 2002               2001
                                                     -------------    -----------------    ---------------    -----------------
Revenues:
   Product revenues.............................         $8,462            $27,653               $16,462            $65,301
   License revenues.............................             50                  -                    50                  -
                                                     -------------    -----------------    ---------------    -----------------
                                                          8,512             27,653                16,512             65,301
Costs and expenses:
   Cost of goods sold...........................          5,467             13,600                11,238             33,040
   Research and development.....................          2,542              2,419                 4,821              4,847
   Selling, general and administrative..........          5,669              6,544                10,493             13,353
                                                     -------------    -----------------    ---------------    -----------------
                                                         13,678             22,563                26,552
                                                                                                                     51,240

   (Loss) income from operations................         (5,166)             5,090               (10,040)            14,061
   Interest income (expense), net...............             25                (36)                   18               (106)
                                                     -------------    -----------------    ---------------    -----------------

(Loss) income before income tax (credit)
  charge........................................         (5,141)             5,054               (10,022)            13,955
   Income tax (credit) charge...................           (465)             1,212                (1,563)             3,350
                                                     -------------    -----------------    ---------------    -----------------
Net (loss) income...............................        $(4,676)            $3,842               $(8,459)           $10,605
Preferred dividend .............................              -                 60                     -                141
                                                     -------------    -----------------    ---------------    -----------------
Net (loss) income applicable to common shares...        $(4,676)            $3,782               $(8,459)           $10,464
                                                     -------------    -----------------    ---------------    -----------------
(Loss) earnings per share data:
   Basic: ......................................         $(0.37)             $0.34                $(0.69)             $0.96
   Diluted: ....................................         $(0.37)             $0.30                $(0.69)             $0.85
Weighted average common shares used in the
  calculation:
   Basic: ......................................         12,664             11,124                12,192             10,883
   Diluted: ....................................         12,664             12,500                12,192             12,259

            See Notes to Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                      Six months ended
                                                                      -------------------------------------------------
                                                                              June 30,                  June 30,
                                                                                2002                      2001
                                                                          ------------------       --------------------
Net cash (used in) provided by operating activities........               $      (6,822)                  10,425

Investing Activities
     Purchases of property plant and equipment ............                      (1,216)                  (3,171)
     Other ................................................                         (27)                     (90)
                                                                          ------------------       --------------------
Net cash used in investing activities                                            (1,243)                  (3,262)
                                                                          ------------------       --------------------
Financing Activities
     Issuance of common stock..............................                      11,803                   10,003
     Redemption of preferred stock.........................                           -                   (2,691)
     Preferred stock dividend..............................                           -                      (50)
     Proceeds of term bank loan............................                           -                   21,450
     Repayment of term bank loan...........................                      (2,731)                  (1,775)
     (Repayments of) receipts, net from capital lease
         obligations.......................................                        (302)                      25
                                                                          ------------------       --------------------
Net cash provided by financing activities..................                       8,770                   26,962
                                                                          ------------------       --------------------

Effect of exchange rates changes on cash...................                       2,576                   (2,754)

Net increase in cash and cash equivalents..................                       3,281                   31,371
Cash and cash equivalents at beginning of period...........                      44,667                    7,076
                                                                          ------------------       --------------------
Cash and cash equivalents at end of period.................               $      47,948                   38,447
                                                                          ------------------       --------------------


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                            Trikon Technologies, Inc.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2002


NOTE A    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

..


NOTE B    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. The components of inventory consist of the following (in thousands):

                                                        June 30,           December 31,
                                                          2002                 2001
                                                     ----------------     ----------------
Components.................................                    $9,997              $11,879
Work in process and spares.................                    11,652                8,510
Finished goods.............................                       133                1,235
                                                     ----------------     ----------------
                                                              $21,782              $21,624
                                                     ================     ================




NOTE C    COMPREHENSIVE INCOME

Comprehensive (loss) income comprises net (loss) income and currency translation adjustment for the period. Translation adjustments resulted in gains of $4.2 million and $2.6 million for the three and six months ended June 30, 2002, respectively, and losses of $(0.9 million) and $(3.2million) for the three and six months ended June 30, 2001, respectively. Total comprehensive (loss) for the three and six months ended June 30, 2002 was $(486,000) and $(5.9) million, respectively, compared to comprehensive income for the three and six months ended June 30, 2001 of $3.0 million and $7.4 million, respectively.

NOTE D    EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three Months Ended              Six Months Ended
                                                               ----------------------------------------------------------
                                                                June 30,      June 30,       June 30,       June 30,
                                                                  2002          2001           2002           2001
                                                                  ----          ----           ----           ----
Numerator ($'000):
    Net (loss) income                                            $(4,676)       $3,842        $(8,459)       $10,605
    Preferred Dividend                                                 -           (60)             -           (141)
                                                            ------------- -------------- -------------- --------------
    Net (loss) income applicable to common stockholders          $(4,676)       $3,782        $(8,459)       $10,464
                                                            ------------- -------------- -------------- --------------

Denominator (thousands):

     Weighted average shares outstanding                          13,813        12,273         13,341         12,032
     Restricted stock                                             (1,149)       (1,149)        (1,149)        (1,149)
                                                            ------------- -------------- -------------- --------------
     Denominator for basic earnings per share                     12,664        11,124         12,192         10,883
                                                            ------------- -------------- -------------- --------------
     Adjusted weighted average shares outstanding                 12,664        11,124         12,192         10,883
     Effect of dilutive securities:
            Employee stock options                                     -           475              -            481
            Unvested common stock                                      -           901              -            895
                                                            ------------- -------------- -------------- --------------
     Dilutive potential common shares                                  -         1,376              -          1,376
                                                            ------------- -------------- -------------- --------------
     Denominator for diluted earnings per share                   12,664        12,500         12,192         12,259
                                                            ------------- -------------- -------------- --------------

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

NOTE F    SUBSEQUENT EVENT

On July 29, 2002 the Company and the trustees of the Company's defined benefit pension plan entered into a definitive agreement, pursuant to which the trustees agreed to the wind up of the plan as soon as reasonably practical. Under the agreement, the Company paid to the plan 890,000 British Pounds (approximately $1.4 million at quarter end exchange rates) in August 2002, an amount estimated to cover the difference between the value of the assets of the plan and the best estimate of the amount needed to fund the wind up of the plan, as determined by the plan actuary, under the agreed actuarial assumptions (the plan deficit). This payment is in addition to normal contributions made during the six months ended June 30, 2002 of (pound)175,000 ($230,000) . The Company is currently investigating whether the entering of this definitive agreement represents a settlement of the plan in accordance with FAS 88.

                            Trikon Technologies, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, the length and severity of the continuing downturn in the semiconductor industry, the long sales cycle and implementation periods for Trikon's systems, the acceptance of Trikon's technologies and products, Trikon's ability to respond to technological change, Trikon's dependence on a limited number of customers and other factors such as those set forth under "Quantitative and Qualitative Disclosure about Market Risk," and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including, without limitation, the Company's Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.


OVERVIEW

The Company develops, manufactures, markets and services semiconductor equipment for the worldwide semiconductor manufacturing industry. The Company's sales are generally denominated in US Dollars, but most of the Company's expenses are incurred in British pounds. Accordingly, a decrease in the value of the dollar may have a material effect on the Company's reported expenses.

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company's product revenues consist primarily of system, spare parts and service sales. The Company changed its revenue recognition policy in 2000 to implement the accounting rules of Securities and Exchange Commission Staff Accounting Bulletin 101 ("SAB 101").

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

Equipment sales generally include the provision of installation and commissioning services, which are not essential to the functionality of the equipment but have contractual payment terms linked to the final acceptance. The Company has deferred revenue recognition on the portion of revenue contractually linked to final acceptance, (or the fair value of the installation services, if greater), until final customer acceptance of the equipment.

Revenue related to spare parts is recognized on shipment and revenue related to service contracts is recognized ratably over the duration of the contracts.

Functional Currency

The functional currency for most of the Company's operations is the UK pounds sterling. System sales are generally in US dollars and spares and service in various currencies. Changes in foreign currency exchange rates result in currency gains and losses, which are charged to the Company's selling, general and administrative expenses. Periodic differences in the value of non-US net assets as a result of movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the Company's balance sheet.

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



RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

                                                                Three Months Ended                 Six Months Ended
                                                           ------------------------------------------------------------------
                                                             June 30,       June 30,         June 30,          June 30,
                                                               2002           2001             2002              2001
                                                               ----           ----             ----              ----
Product revenues..........................                     99.4%         100.0%           99.7%           100.0%
License revenues..........................                      0.6            0.0             0.3               0.0
                                                     -------------- --------------- ----------------- -----------------

Total revenues............................                    100.0          100.0           100.0             100.0
Cost of goods sold........................                     64.2           49.2            68.1              50.6
                                                     -------------- --------------- ----------------- -----------------
Gross margin..............................                     35.8           50.8            31.9              49.4

Operating expenses:
     Research and development.............                     29.9            8.7            29.2               7.5
     Selling, general and administrative.......                66.6           23.7            63.5              20.4
                                                     -------------- --------------- ----------------- -----------------
Total operating expenses..................                     96.5           32.4            92.7              27.9
                                                     -------------- --------------- ----------------- -----------------

(Loss) income from operations.............                    (60.7)          18.4           (60.8)             21.5

Interest (income) expense, net............                     (0.3)           0.1            (0.1)              0.2
                                                     -------------- --------------- ----------------- -----------------
(Loss) income before income tax (credit) charge..             (60.4)          18.3           (60.7)             21.3
Income tax (credit) charge................                     (5.5)           4.4            (9.5)              5.1
                                                     -------------- -------------- -----------------  -----------------
Net (loss) income.........................                    (54.9)%         13.9%          (51.2)%            16.2%
                                                     ============== ================ ================ =================

REVENUES. Product revenues for the three months ended June 30, 2002 decreased 69% to $8.5 million compared to $27.7 million for the three months ended June 30, 2001 and product revenues for the six months ended June 30, 2002 decreased 75% to $16.5 million compared to $65.3 million for the six months ended June 30, 2001. Shipments for the second quarter of fiscal 2002 were $8.0 million compared to $25.2 million in the second quarter of the prior year. Shipments for the six months ended June 30, 2002 were $12.7 million compared to $67.8 for the six months ended June 30, 2001. The decline in sales and shipments in the quarter reflects the effects of the on going global slowdown in the semiconductor industry with the Company's revenue in the first six months of the prior year reflecting the Company's backlog from fiscal 2000, prior to the onset of the current global slowdown. The Company's customers continue to be cautious regarding their capital expenditure plans and orders for the Company's products remained depressed.

Sales outside of the United States accounted for approximately 61% and 62% of total revenues in the three-month periods ended June 30, 2002 and June 30, 2001, respectively, and approximately 60% and 72% of total revenues in the six-month periods ended June 30, 2002 and June 30, 2001, respectively. The Company expects that sales outside of the United States will continue to represent a significant percentage of the Company's product sales through 2002. In addition, because of the large unit price associated with the Company's systems, the Company anticipates that its product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped may fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

Our sales by product are as follows:


                                                   Three Month's Ended        Six Month's Ended
                                                         June 30,                  June 30,
                                                 ------------ ------------ ---------- --------------
                                                        2002         2001       2002           2001
                                                 ------------ ------------ ---------- --------------
                PVD                                      42%          32%        45%            50%
                CVD                                        -          12%         6%            11%
                Etch                                     32%          46%        26%            31%
                Spares                                   26%          10%        23%             8%
                                                 ------------ ------------ ---------- --------------
                Total                                   100%         100%       100%           100%
                                                 ------------ ------------ ---------- --------------




License revenues in the three and six-month period ended June 30, 2002 related to power supply technology.

GROSS MARGIN. The gross margin on product revenues for the three-month period ended June 30, 2002 was 35.4% as compared to 50.8 % for the three-month period ended June 30, 2001 and 31.7% for the six months ended June 30, 2001 compared with 49.4% for the six months ended June 30, 2001. The decline in the gross margin is attributable to the under utilization of fixed manufacturing and customer support facilities and personnel due to the significant decrease in sales and shipments. This was partially offset during the 3 month period ended June 30, 2002 by better than average margins achieved on product sales in the quarter, particularly in respect of the sale of refurbished systems.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended June 30, 2002 were $2.5 million or 29.9% of total revenues compared with $2.4 million or 8.7% of total revenues for the three months ended June 30, 2001. For the six months ended June 30, 2002, research and development expenses were $4.8 million or 29.2% of total revenues compared with $4.8 million or 7.4% of total revenues for the six months ended June 30, 2001. The major focus of the Company's research and development efforts continues to be the development of new processes in further advancing the Company's proprietary PVD, CVD and etch technologies, especially the development of the Company's low k technology, as well as adding enhancements to its existing products. The Company is committed to continued investment in its research and development and expects that its research and development expenses for 2002 will be higher than those incurred in fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2002 were $5.7 million, or 66.6% of total revenues, compared to $6.5 million, or 23.7% of total revenues, in the three months ended June 30, 2001. For the six months ended June 30, 2002 selling, general and administrative expenses were $10.5 million, or 63.5% of total revenues, compared to $13.4 million, or 20.4% of total revenues, in the six months ended June 30, 2000. Selling, general and administrative expenses in the six months ended June 30, 2002 include losses arising from foreign currency adjustments of $769,000 compared to a gain of $951,000 recognized in the same period in the prior year. The increase in selling, general and administrative expenses as a percentage of revenues is attributable to the significant decrease in revenues in the three and six-month period ended June 30, 2002. In absolute dollars, however, selling, general and administrative expenses decreased in the three and six-month period ended June 30, 2002 as compared to the comparable period in the prior year. This decrease is due, in part, to the Company's cost reduction programs. The decrease is also attributable to the fact that the Company paid less in commissions and other variable compensation in the first six months of 2002.

INCOME FROM OPERATIONS. As a result of the decrease in revenue for the three and six month period ended June 30, 2002, combined with the current fixed operating cost structure of the business, the Company incurred a loss from operations of $5.2 million in the three months ended June 30, 2002 and $10.0 million in the six months ended June 30, 2002, compared to income from operations of $5.1 million in the three months ended June 30, 2001 and $14.1 million in the six months ended June 30, 2001.

INTEREST INCOME (EXPENSE), NET. Net interest income was $25,000 for the three months ended June 30, 2002 compared with net interest expense of $36,000 for the three months ended June 30, 2001. During the six months ended June 30, 2002 net interest income was $18,000 compared to net interest expense of $106,000 in the prior year. Interest income in the current period is due primarily to increased cash balances in the three and six months ended June 30, 2002 compared to the prior year.

INCOME TAXES. For the three months ended June 30, 2002, the Company recorded a tax credit of $465,000 compared with a tax charge of $1.2 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, the Company recorded a tax credit of $1.6 million compared with a tax charge of $3.3 million for the six months ended June 30, 2001. The Company's tax rate for the fiscal year ending December 31, 2002 will depend on a number of factors including the result for the year, the allocation of the result amongst the various tax jurisdictions in which it operates, and its ability to reclaim prior year taxes paid in the United Kingdom or other jurisdictions. In estimating the tax rate for the six months ended June 30, 2002, the Company has not provided any benefit for deferred tax arising from estimated operating losses generated that are not offset against prior period tax payments that can be reclaimed.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had $47.9 million in cash and cash equivalents, compared to $44.7 million at December 31, 2001. The primary uses of cash in the six months ended June 30, 2002 were operations, which used $6.8 million, the investment of $1.2 million in property, plant and equipment and repayments of the term loan facility from a British bank of $2.7 million. In April 2002, the Company's cash and cash equivalents were increased as a result of the sale of 1,093,348 shares of the Company's common stock, in a private transaction with a group of institutional shareholders. The net proceeds to the Company amounted to approximately $11.8 million. In addition, currency translation adjustments resulted in a $2.6 million increase in the Company's cash and cash equivalents at June 30, 2002.

As at June 30, 2002 and December 31, 2001, the Company had two term loans from a British bank with total balance outstanding of 14.4 million British pounds and
16.2 million British Pounds (approximately $22.0 million and $23.1 23.7 million, respectively, at the respective quarter end exchange rates). In March 2002, the Company amended its loan agreements with the bank to provide for an amended repayment schedule. The first loan had outstanding $0.9 million at June 30, 2002 and was repaid in full in July 2002. The second loan had outstanding $21.1 million at June 30, 2002 and bears interest at the London Interbank Borrowing Rate (LIBOR) plus 1.25% (presently payable at the rate of 5.43%) per annum and also carries no prepayment penalties. This loan is repayable in eight equal installments of approximately $1.9 million per quarter commencing April 2002, with a final repayment of $7.7 million in March 2004.

The loan facility includes financial covenants that require the Company to maintain the ratio of net borrowings to net worth less than 0.5 : 1.0 and to maintain interest cost at below 10% of profit before interest and taxes. The bank has granted the company a waiver of the covenant to maintain interest cost at below 10% of profit before interest and taxes, for fiscal periods to June 2003. The Company will be allowed to incur net interest of 400,000 British Pounds in 2002 ($588,000 at the quarter end exchange rate) and (pound)250,000 British Pounds ($368,000 at the quarter end exchange rate), in the six months ended June 30, 2003, under the terms of a replacement covenant. As a result the company expects to be in full compliance of its financial covenants at least for the next six months.


The Company has financed certain equipment purchases under capital lease arrangements. As of June 30, 2002 the capital lease obligations amounted to $1.3 million, of which approximately $520,000 falls due within one year and the remainder is due in installments through December 31, 2005. The company also has obligations under operating leases totaling $9.3 million at June 30, 2002, of which $6.4 million relates to the the lease of the Company's principal office. This lease requires annual payments of 490,000 British pounds ($750,000 at quarter end exchange rates) and expires in 2010 .

The Company's cash balance of $47.9 million combined with cash generated by operations will be the primary sources of liquidity for the Company. During the next 12 months, the Company expects that it will use part of its cash balance to fund operations and to make scheduled principal payments of $2.8 million in the third quarter of fiscal 2002 and $1.9 million per quarter thereafter with respect to its bank debt. The amount of cash reserves that the Company will be required to use to fund its operations will depend on how long the current downturn will last. If the downturn continues longer than anticipated, the Company will continue to rely on its cash resources to fund operations, but management believes that the current cash balances and the availability of loans under the existing and new credit facilities, will be sufficient to fund the Company's operations for at least the next 12 months. In order to further bolster its cash position, the Company may seek to raise additional debt or equity financing, however, given current market conditions an equity offering does not appear likely at this time.

With the exception of the operating leases as noted above, the company has no off balance sheet financing activities.

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

The Company's earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include the Company's manufacturing and administrative cost base, which is predominately in British Pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. The Company constantly monitors currency exchange rates and matches currency availability and requirements whenever possible. The Company may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at June 30, 2002 and December 31, 2001 the Company had no open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British Pound against all other currencies in the third quarter of 2002 would have no material effect on revenues, which are primarily expressed in United States dollars and would increase operating costs and reduce cash flow by approximately $1.2 million. The same increase in the value of the British Pound would increase the value of the net assets of the Company expressed in United States dollars by approximately $5.3million. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British Pound. In reality, some currencies may weaken while others may strengthen.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not Applicable

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

           Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2002 the Company held its annual meeting of stockholders, at which the stockholders voted for the election of the members of the board of directors of the Company, for the approval of an amendment to the Company's 1998 Director's Stock Option Plan, for the approval of a proposal to change of state of incorporation of the Company from California to Delaware and for the ratification of the selection of Ernst & Young LLP as the company's independent public accountants.

The nominees for election to the Company's Board of Directors, received the following votes:

                                                                 For                   Withhold
                  Christopher Dobson                      12,505,334                     81,774
                  Nigel Wheeler                           11,868,484                    718,594
                  Richard M. Conn                         12,505,334                     81,774
                  Stephen N. Wertheimer                   12,505,334                     81,774
                  Robert Anderson                         12,505,334                     81,774

With respect to the proposal to amend the Company's 1998 Director's Stock Option Plan to increase the number of shares of Common Stock that may be issued under such plan from 50,000 to 150,000, 12,367,100 votes were cast in favor of the proposal, 194,663 votes were cast against the proposal and there were 507,065 abstentions and broker non-votes.

With respect to the proposal to change of state of incorporation of the Company from California to Delaware, 7,643,187 votes were cast in favor of the proposal, 1,588,306 votes were cast against the proposal, and there were 507,065 abstention and no broker non-votes

With respect to the proposal to ratify the selection of Ernst & Young LLP to serve as the Company's independent public accountants, 12,513,274 votes were cast in favor of the proposal, 67,905 votes were cast against the proposal, and there were 5,899 abstention and no broker non-votes.



ITEM 5. OTHER INFORMATION

          Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibits are included herein:

              None


          (b) Reports on Form 8-K:


                  Current report on Form 8-K dated April 16, 2002

                  Current report on Form 8_K dated May 17, 2002

                            Trikon Technologies, Inc.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TRIKON TECHNOLOGIES, INC.


Date:         August 08, 2002                   /s/Nigel Wheeler
                                                 -------------------------------
                                                Nigel Wheeler
                                                Chief Executive Officer,
                                                Chief Operating Officer,
                                                President and Director

                                                /s/William J Chappell
                                                --------------------------------
                                                William J Chappell
                                                Chief Financial Officer