Form 10-Q
period 2002-09-30
TRIKON TECHNOLOGIES INC
filed 2002-11-15
CIK 868326

Click here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to ________

Commission file number 0-26482

TRIKON TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4054321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ringland Way, Newport, Gwent NP18 2TA, United Kingdom
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 44-1633-414-000

Not Applicable
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

Yes        No

As of November 8, 2002, the total number of outstanding shares of the Registrant’s common stock was   14,023,976.

Back to Index

Trikon Technologies, Inc.

INDEX

Back to Index

Trikon Technologies, Inc.

PART 1  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	September 30, 2002	December 31, 2001

	(Unaudited)	(NOTE A)
Assets
Current assets:
Cash and cash equivalents	$43,911	$44,667
Accounts receivable, net	7,012	19,775
Inventories, net	23,629	21,624
Other current assets	4,040	3,084

Total current assets	78,592	89,150

Property, equipment and leasehold improvements, net of accumulated depreciation and amortization	20,126	20,425
Demonstration systems, net of accumulated depreciation	4,182	2,962
Other assets	212	196

Total assets	$103,112	$112,733

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,516	$6,997
Current portion of long-term debt	8,384	9,636
Deferred revenue	1,434	5,106
Other current liabilities	4,051	5,032

Total current liabilities	21,385	26,771

Long-term debt less current portion	12,456	15,606
Pension obligations	1,612	3,372
Other non-current liabilities	1,219	1,531

	36,672	47,280

Shareholders’ equity:
Preferred Stock:
Authorized shares — 20,000,000	—	—
Issued and outstanding — Nil at September 30, 2002 and December 31, 2001
Common Stock, no par value:	254,533	242,725
Authorized shares — 50,000,000
Issued and outstanding — 14,023,338 at September 30, 2002 and 12,855,279 at December 31, 2001
Accumulated other comprehensive loss	(6,199)	(9,774)
Deferred compensation	(948)	(2,086)
Accumulated deficit	(180,946)	(165,412)

Total shareholders’ equity	66,440	65,453

Total liabilities and shareholders’ equity	$103,112	$112,733

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Index

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except for per share data)

	Three Months ended		Nine Months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues:
Product revenues	$4,506	$19,738	$20,968	$85,039
License revenues	—	—	50	—

	4,506	19,738	21,018	85,039
Costs and expenses:
Cost of goods sold	4,407	10,306	15,645	43,346
Research and development	3,239	2,530	8,060	7,377
Selling, general and administrative	4,612	5,702	15,105	19,055

	12,258	18,538	38,810	69,778

(Loss) income from operations	(7,752)	1,200	(17,792)	15,261
Interest income (expense), net	42	(38)	60	(144)

(Loss) income before income tax (credit) charge	(7,710)	1,162	(17,732)	15,117
Income tax (credit) charge	(637)	268	(2,200)	3,618

Net (loss) income	(7,073)	894	(15,532)	$11,499
Preferred dividend	—	—	—	141

Net (loss) income applicable to common shares	$(7,073)	$894	$(15,532)	$11,358

(Loss) earnings per share data:
Basic:	$(0.55)	$0.08	$(1.25)	$1.02
Diluted:	$(0.55)	$0.07	$(1.25)	$0.91

Weighted average common shares used in the calculation:
Basic:	12,874	11,669	12,419	11,146
Diluted:	12,874	13,077	12,419	12,531

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Index

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months ended

	September 30,	September 30,
	2002	2001

Operating activities
Net (loss) income	$(15,532)	$11,499
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of property plant and equipment	3,844	2,635
Amortization of deferred compensation	1,138	1,138
Amortization of financing costs	—	27
(Gain) loss on disposal of property plant and equipment	(8)	23
Provision for loss on accounts receivable	(147)	(30)
Changes in operating assets and liabilities:
Accounts receivable	12,910	138
Inventories (including demonstration systems)	(3,225)	4,649
Other current assets	(956)	2,284
Accounts payable and other liabilities	521	(10,095)
Income tax payable	(1,585)	2,724
Pension obligations	(1,760)	—
Deferred revenue	(3,672)	(1,272)

Net cash (used in) provided by operating activities	(8,472)	13,720
Investing Activities
Purchases of property, equipment and leasehold improvements	(1,907)	(4,973)
Proceeds from sale of property, equipment and leasehold improvements.	60	0
Other assets and liabilities	275	(104)

Net cash used in investing activities	(1,572)	(5,077)
Financing Activities
Issuance of common stock	11,808	10,003
Preferred stock dividend	—	(50)
Redemption of preferred stock	—	(2,691)
Redemption of 7 1/8% convertible debt	—	(1,505)
Borrowings under bank credit lines	—	21,450
Repayments under bank credit lines	(5,817)	(2,675)
Payments on capital lease obligations	(449)	(168)

Net cash provided by financing activities	5,542	24,364

Effect of exchange rate changes in cash	3,746	1,837

Net increase (decrease) in cash and cash equivalents	(756)	34,844
Cash and cash equivalents at beginning of period	44,667	7,076

Cash and cash equivalents at end of period	$43,911	$41,920

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Index

Trikon Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002

NOTE A   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Trikon Technologies, Inc. (the “Company”) and its subsidiaries. All material intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B   RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” addresses the accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial years commencing after June 15, 2002 and the adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The Company adopted this standard on January 1, 2002 and the adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position or results of operations.

NOTE C   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. The components of inventory consist of the following:

	September 30,	December 31,
	2002	2001

	$’000	$’000
Customer service spares	$4,095	$3,550
Components	10,441	11,442
Work in process	8,316	5,507
Finished goods	777	1,125

	$23,629	$21,624

Back to Index

NOTE D   COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is comprised of the following:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

	$’000	$’000	$’000	$’000

Net (loss) income	$(7,073)	$894	$(15,532)	$11,358
Pension plan obligations	38	—	38	—
Foreign currency translation adjustments	981	2,676	3,537	(546)

Comprehensive (loss) income	$(6,054)	$3,570	$(11,957)	$10,812

NOTE E   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Numerator ($’000):
Net (loss) income	$(7,073)	$894	$(15,532)	$11,499
Preferred Dividend	—	—	—	(141)

Net (loss) income applicable to common stockholders	$(7,073)	$894	$(15,532)	$11,358

Denominator (thousands):

Weighted average shares outstanding	14,023	12,818	13,568	12,295
Restricted stock	(1,149)	(1,149)	(1,149)	(1,149)

Denominator for basic earnings per share	12,874	11,669	12,419	11,146

Adjusted weighted average shares outstanding	12,874	11,669	12,419	11,146
Effect of dilutive securities:
Employee stock options	—	475	—	478
Unvested common stock	—	933	—	907

Dilutive potential common shares	—	1,408	—	1,385

Denominator for diluted earnings per share	12,874	13,077	12,419	12,531

Basic and diluted earnings per share are calculated in accordance with SFAS 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for each period excludes 1,149,281 unvested shares of restricted common stock issued to our Chairman of the Board in 1998. Subject to certain conditions, the restricted stock will vest 100% upon the earlier of (i) May 14, 2003, or (ii) the sale of all or substantially all of the Company’s assets.

NOTE F   PREFERRED STOCK

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board’s discretion.

Back to Index

NOTE G   SETTLEMENT OF DEFINED BENEFIT PENSION PLAN

During the quarter, the Company entered into a definitive agreement with the trustees of its defined benefit pension plan (‘the plan’) to settle its obligations with respect to the plan. As a result of this agreement, the Company irrevocably paid to the plan $1.4 million in August 2002 and an additional $0.3 million in September 2002. The Company is not entitled to any refund of these, or other amounts which are held in trust for the members of the plan and were not distributed to the members during the third quarter. The Company continues to be liable for any shortfall in the plan assets that arise, for any reason, prior to actual distribution to the members. As a result, the Company has concluded that while the terms of the definitive agreement, and the actual cash transfer to the trustees, constitutes an irrevocable action that relieves the Company of the primary pension obligation, the Company has not eliminated the significant risks related to the pension benefit obligation during the third quarter. As a result, the Company, in accordance with SFAS 88, ‘Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits’, has not recorded a charge to the income statement in the quarter.

The Company will account for settlement of the plan when the significant risks related to the pension benefit obligation are eliminated, which is expected to occur when plan assets have been distributed to the members. The distribution process has commenced and is estimated to be completed over the next twelve months. The settlement charge is expected to be not less than $2.3 million.

The Company has recorded a periodic benefit cost to the income statement of $38,000 for the 9-month period ended 30 September 2002 and continue to report the excess of the accumulated benefit obligation over the fair value of the plan assets as at December 31, 2001, net of payments made, as a liability.

As part of the agreement to wind up the pension plan, the Company has also placed in an escrow account $390,000 in October 2002 for the payment of the costs of the windup and has purchased indemnity insurance for the benefit of the trustees of the pension plan. These additional costs, totaling $497,000 have been included within selling, general and administrative expenses for the quarter ended September 30, 2002.

Back to Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, the length and severity of the continuing downturn in the semiconductor industry, the long sales cycle and implementation periods for Trikon’s systems, the acceptance of Trikon’s technologies and products, Trikon’s ability to respond to technological change, Trikon’s dependence on a limited number of customers and other factors such as those set forth under “Risk Factors” and “Quantitative and Qualitative Disclosure about Market Risk,” and the other risks and uncertainties described from time to time in our public announcements and SEC filings, including, without limitation, our Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

OVERVIEW

We design, manufacture, market and service a broad line of advanced production equipment used to manufacture semiconductor devices. Our products are used by our customers to manufacture silicon integrated circuits, compound semiconductor devices and circuits and optical waveguides. These circuits and devices are key components in most advanced electronic products, such as telecommunications devices, consumer and industrial electronics and computers.

SIGNIFICANT ACCOUNTING POLICIES

General

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, and warranty and installation obligations. We base our estimates and judgments on historical experience and on various other factors which we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, foreign currency translation, the valuation of inventories including demonstration inventory and accounting for the costs of installation and warranty obligations to be critical accounting policies due to the estimation process included in each such policy.

Revenue Recognition

We recognize revenues from equipment sales when persuasive evidence of an arrangement exists, the price of the goods and services being sold is fixed or determinable, delivery has occurred or services rendered and we are reasonably assured that we will collect payment. Generally, we recognize revenue on shipment, as the equipment is pre-tested in the factory prior to shipment and our terms of business are FOB factory. For new customers, or new products, revenue is recognized on shipment only if the customer attends and approves the pre-shipment testing procedures and we, and the customer, are satisfied that the performance of the equipment, once installed and operated, will meet the customer-defined specifications. Generally, even with new customers we recognize the revenue on shipment because the customer attends and approves the pre-shipment testing. The amount of revenue recorded is reduced by the amount of any customer retention (typically between 10 and 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retentions deferred at September 30, 2002 was $1.4 million compared to $5.1 million at December 31, 2001. The provision of installation and commissioning services are not considered essential to the functionality of the equipment.

Back to Index

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

Foreign Currency Translation

Most of our operations are located within the United Kingdom and most of our costs are incurred in British pounds. However, our system sales are generally in US dollars and, to a lesser extent, in euros and we report our results of operation in US dollars. As a result, fluctuations in the exchange rate between the US dollar and the British pound have a significant effect on our reported earnings and net asset position. We have determined that the functional currency for all UK operations is the British pound and as a result our actual expenses expressed in US dollars will fluctuate with changes in foreign currency exchange rates and result in currency gains and losses, which are charged to selling, general and administrative expenses. Changes in the value of non-US net assets as a result of these movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the balance sheet. Selling, general and administrative expenses in the three months ended September 30, 2002 include gains arising from foreign currency adjustments of $246,000 compared to a loss of $317,000 recognized in the same period in the prior year. For the nine months ended September 30, 2002 losses arising from foreign currency adjustments were $413,000 compared to a gain of $622,000 recognized in the nine months ended September 30, 2001.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value, using standard costs which approximate to actual cost. We maintain a perpetual inventory system and continuously record the quantity on hand and standard cost of each product including purchased components, sub assemblies and finished goods. We maintain the integrity of the perpetual inventory through a cycle stock count program. Our standard costs are re-assessed at least annually and generally reflect the most recent purchase cost and currently achievable assembly and test labor and overhead rates. We estimate our labor and overhead rates based upon average utilization rates and treat as a period cost abnormal absorbsion variances, which arise due to low or high production volumes. In the current industry downturn, and low levels of production, significant negative volume variances are being experienced, which has resulted in the lower gross margin as compared to the prior year.

We also make provision for slow moving and obsolete inventory and evaluate their adequacy on a quarterly basis. For our work in process and finished goods inventory, which generally consist of specific systems or modules, we compare the inventory on hand to current sales and market forecasts and other information that indicates the ability to identify a purchaser for such equipment. We apply a formula approach to reserves against raw materials and spares inventory based upon 12 months historic usage, applying different criteria to components that are required for current products, non current products and spares.

A major component of the estimate of inventory reserves is our estimate related to future customer demand, technological and or market obsolescence, the equipment operating life at the customer and general semiconductor market conditions. If future customer demand or market conditions are less favorable than our projections, then additional inventory write-downs may be required, and these would be reflected in cost of sales in the period the reserves were adjusted.

Installation and Warranty

Our contracts cover on-site installation services and provide for a warranty of the machine. Generally, we accrue for the costs of installation and commissioning services at the time of revenue recognition. Our standard warranty period varies from 12 to 24 months, depending on a number of factors including the specific equipment purchased. We account for the estimated warranty cost as a charge to cost of sales at the time we recognize revenue. The warranty cost is based upon historic product performance and is based on a rolling 12-month average historic cost per machine per warranty month outstanding. We also recalculate the warranty liability for all remaining systems still under warranty using the most recent historic average and the difference is included as a component of cost of

Back to Index

sales. We do not maintain any general reserves for warranty obligations. Actual performance in the future may vary from historic costs, including the identification of defects not currently identified, which could result in adjustments to our warranty reserves in future periods that are more volatile than in recent years.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Product revenues	100.0%	100.0%	99.8%	100.0%
License revenues	0.0	0.0	0.2	0.0

Total revenues	100.0	100.0	100.0	100.0
Cost of goods sold	97.8	52.2	74.4	51.0

Gross margin	2.2	47.8	25.6	49.0
Operating expenses:
Research and development	71.9	12.8	38.3	8.7
Selling, general and administrative	102.3	28.9	71.9	22.4

Total operating expenses	174.2	41.7	110.2	31.1

(Loss) income from operations	(172.0)	6.1	(84.6)	17.9

Interest income (expense), net	0.9	(0.2)	0.3	(0.1)

(Loss) income before income tax credit (charge)	(171.1)	5.9	(84.3)	17.8

Income tax credit (charge)	14.1	(1.4)	10.4	(4.3)

Net (loss) income	(157.0)%	4.5%	(73.9)%	13.5%

REVENUES.  Product revenues for the three months ended September 30, 2002 decreased 77% to $4.5 million compared to $19.7 million for the three months ended September 30, 2001 and product revenues for the nine months ended September 30, 2002 decreased 75% to $21.0 million compared to $85.0 million for the nine months ended September 30, 2001. Shipments for the third quarter of fiscal 2002 were $4.7 million compared to $16.0 million in the third quarter of the prior year. Shipments for the nine months ended September 30, 2002 were $17.4 million compared to $83.8 for the nine months ended September 30, 2001. The decline in sales and shipments in the quarter reflects the effects of the continuing global slowdown in the semiconductor industry. Our revenues in the first nine months of the prior year reflect our significant backlog from fiscal 2000, prior to the onset of the current global slowdown. Our customers continue to be cautious regarding their capital expenditure plans and orders for our products remained depressed; however, management anticipates that our shipments and revenues will be higher in the fourth quarter of fiscal 2002 compared to the quarter ended September 30, 2002.

Sales outside of the United States accounted for approximately 75% and 65% of total revenues in the three-month periods ended September 30, 2002 and September 30, 2001, respectively, and approximately 63% and 67% of total revenues in the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. We expect that sales outside of the United States will continue to represent a significant percentage of our product sales through 2002. In addition, because of the large unit price associated with our systems, we anticipate that our product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped may fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

Back to Index

Our sales by product are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

PVD	11%	42%	38%	48%
CVD	14%	2%	7%	9%
Etch	19%	45%	24%	34%
Spares	56%	11%	31%	9%

Total	100%	100%	100%	100%

License revenues in the nine-month period ended September 30, 2002 related to power supply technology.

GROSS MARGIN.  The gross margin on product revenues for the three-month period ended September 30, 2002 was 2.2% as compared to 47.8% for the three-month period ended September 30, 2001, and 25.6% for the nine months ended September 30, 2002 compared with 49.0% for the nine months ended September 30, 2001. The decline in the gross margin is attributable to the under utilization of fixed manufacturing and customer support facilities and personnel due to the significant decrease in sales and shipments. The gross margin in the current fiscal period was also negatively affected by the cost of a reduction in force, which was completed in the third quarter and a write down of the carrying value of our inventory, in accordance with our inventory valuation policies discussed above. For the three and nine months ended September 30, 2002, $345,000 was included as a component of cost of sales with respect to the costs incurred for the reduction in force we completed in the third quarter and $430,000 and $1,267,000 for additional inventory reserves in the three and nine month periods, respectively.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses for the three months ended September 30, 2002 were $3.2 million or 71.9% of total revenues compared with $2.5 million or 12.8% of total revenues for the three months ended September 30, 2001. For the nine months ended September 30, 2002, research and development expenses were $8.1 million or 38.3% of total revenues compared with $7.4 million or 8.7% of total revenues for the nine months ended September 30, 2001. The major focus of our research and development efforts continues to be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies, especially the development of our CVD low k technology, as well as adding enhancements to its existing products. We are committed to continued investment in our research and development and we expect that our research and development expenses for 2002 will be higher than those incurred in fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for the three months ended September 30, 2002 were $4.6 million, or 102.3% of total revenues, compared to $5.7 million, or 28.9% of total revenues, in the three months ended September 30, 2002. For the nine months ended September 30, 2002 selling, general and administrative expenses were $15.1 million, or 71.9% of total revenues, compared to $19.1 million, or 22.4% of total revenues, in the nine months ended September 30, 2001. The increase in selling, general and administrative expenses as a percentage of revenues is attributable to the significant decrease in revenues in the three and nine-month period ended September 30, 2002. In absolute dollars, however, selling, general and administrative expenses decreased in the three and nine-month period ended September 30, 2002 as compared to the comparable period in the prior year.

Selling general and administrative expenses include a charge of $218,000 in the three and nine-month period ended September 30, 2002 arising from the reduction in force initiated and completed in the third quarter of fiscal 2002. As at September 30, 2002, $85,000 was unpaid and is obligated to be paid during the fourth quarter. In connection with the reduction in force, we initiated other cost reduction measures including the provision for an unpaid company shutdown during the December and new year holiday period and a review of our variable compensation plans. Following this review, our selling, general and administrative expenses have been reduced in the third quarter by the release of a provision for discretionary bonuses accrued during fiscal 2001, which will not be paid. In addition, selling general and administration expenses include a charge of $497,000 in respect of the costs arising out of the agreement to settle our pension plan obligations.

Back to Index

RESULT FROM OPERATIONS.  As a result of the decrease in revenue for the three and nine month period ended September 30, 2002, combined with our current fixed operating cost structure, we incurred a loss from operations of $7.8 million in the three months ended September 30, 2002 and $17.8 million in the nine months ended September 30, 2002, compared to income from operations of $1.2 million in the three months ended September 30, 2001 and $15.3 million in the nine months ended September 30, 2001.

INTEREST INCOME (EXPENSE), NET.  Net interest income was $42,000 for the three months ended September 30, 2002 compared with net interest expense of $38,000 for the three months ended September 30, 2001. During the nine months ended September 30, 2002, net interest income was $60,000 compared to net interest expense of $144,000 in the prior year. Interest income in the current period is due primarily to increased cash balances in the three and nine months ended September 30, 2002 compared to the prior year.

INCOME TAXES.  For the three months ended September 30, 2002, we recorded a tax credit of $637,000 compared with a tax charge of $268,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, we recorded a tax credit of $2.2 million compared with a tax charge of $3.6 million for the nine months ended September 30, 2001. Our tax rate for the fiscal year ending December 31, 2002 will depend on a number of factors including the loss for the year, the allocation of the result amongst the various tax jurisdictions in which we operate, and our ability to reclaim prior year taxes paid in the United Kingdom or other jurisdictions. In estimating the tax rate for the nine months ended September 30, 2002, we have not provided any benefit for deferred tax asset arising from operating losses generated that cannot be offset against prior period tax payments that can be reclaimed.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had $43.9 million in cash and cash equivalents, compared to $44.7 million at December 31, 2001. The primary uses of cash in the nine months ended September 30, 2002 were operations, which used $8.5 million. In addition we invested $1.9 million in property, plant and equipment and repaid $5.8 million of our term loan facility with a British bank. In April 2002, our cash and cash equivalents were increased as a result of the sale of 1,093,348 shares of our common stock, in a private transaction with a group of institutional shareholders. The net proceeds that we received amounted to approximately $11.8 million. In addition, currency translation adjustments resulted in a $3.7 million increase in our cash and cash equivalents at September 30, 2002.

As at September 30, 2002, we had a term loan from a British bank with a balance outstanding of 12.5 million British pounds and at December 31, 2001, two term loans totaling 16.2 million British pounds (approximately $19.6 million and $23.1 million, respectively, at the respective quarter end exchange rates). The term loan at September 30, 2002 bears interest at the London Interbank Borrowing Rate (LIBOR) plus 1.25% (presently payable at the rate of 5.22%) per annum and also carries no prepayment penalties. Under the terms of this loan, we are required to pay an additional six equal installments of approximately $1.95 million per quarter commencing October 2002 and a final repayment of $7.9 million in March 2004.

The loan facility includes financial covenants that require us to maintain the ratio of net borrowings to net worth at less than 0.5:1.0 and to maintain net interest cost at below 10% of profit before interest and taxes. The bank has granted us a waiver of the covenant to maintain interest cost at below 10% of operating income for all fiscal periods through June 30, 2003. We will be allowed to incur net interest of 400,000 British pounds in 2002 (approximately $628,000 at the quarter end exchange rate) and 250,000 British pounds (approximately $392,000) in the six months ended June 30, 2003 under the terms of a replacement covenant. As a result, we expect to be in full compliance with all of our financial covenants at least for the next nine months.

At September 30, 2002, our cash obligations and commitments relating to our debt obligations and lease payments are as follows ($’000):

	Less than 1 year	1 to 5 years	Greater than 5 years

Bank Loan	7,859	11,775	—
Capital lease obligations	534	784	—
Operating lease obligations	1,785	5,638	1,438

Back to Index

With the exception of the above operating leases we have no off balance sheet financing activities.

Our cash balance of $43.9 million combined with cash generated by operations will be our primary sources of liquidity. During the next 12 months, we expect to use part of our cash balance to fund operations and to make scheduled principal payments of $1.95 million per quarter with respect to our bank debt. The amount of cash reserves that we will be required to use to fund our operations will depend on how long the current downturn in the semiconductor industry will last and its severity. If the downturn continues longer than anticipated, we will continue to rely on our cash resources to fund operations, but management believes that the current cash balances and the availability of loans under the existing and new credit facilities, will be sufficient to fund our operations for at least the next 12 months. In order to further strengthen our cash position, we may seek to raise additional debt or equity financing, however, given market conditions an equity offering does not appear likely at this time.

RISK FACTORS

The semiconductor industry is experiencing a significant downturn, which has harmed and may continue to harm our sales and profitability.

We sell our products to the semiconductor industry, which is subject to sudden variations in product supply and demand. The industry is experiencing a downturn at this time, the length and severity of which is difficult to estimate. The downturn, which began in 2001, is continuing through 2002 and will likely extend to 2003 and potentially beyond. Our sales and revenues have been harmed significantly by the current downturn. Even after the current downturn ends, there can be no assurance that orders, sales and pricing will return to historical levels.

The timing, length and severity of these cycles are difficult to predict. Semiconductor manufacturers may contribute to these cycles by misinterpreting conditions in the industry and over- or under-investing in semiconductor manufacturing capacity and equipment. We have little ability to anticipate or respond effectively to these industry cycles.

Downturns in the semiconductor industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for semiconductor devices and equipment, production over-capacity and accelerated declines in average selling prices. During a period of declining demand, to maintain our profitability, we must be able to quickly and effectively reduce expenses and motivate and retain key employees. Many of our expenses are fixed and our ability to reduce other expenses in response to any downturn in the semiconductor industry is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. During fiscal 2001 and 2002, we have reduced our expenses, but our ability to continue to cut costs without damaging our business is limited.

In addition, the long lead time for production and delivery of our products, and the possibility of customer order cancellations, creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

At the time the current downturn ends, we may not be in a position to meet our customers’ needs. Industry upturns have been characterized by abrupt increases in demand for semiconductor devices and equipment and production under-capacity. During a period of increasing demand and rapid growth, we must be able to quickly hire, train and assimilate a sufficient number of qualified personnel, particularly engineers, and obtain sufficient components in order to increase production to meet customer demand. If we are unable to increase production on a timely basis in times of increased demand some of our existing or potential customers could place orders with our competitors and, as a result we may not be able to fully benefit from any industry upturn.

Our industry is subject to rapid technological change. We may not be able to forecast or respond to commercial and technical trends.

The semiconductor industry and the semiconductor equipment industry are subject to rapid technological change and frequent introductions of enhancements to existing products, and if we are unable to develop and incorporate new technologies in our products, we will be unable to compete effectively and our business will be materially and adversely affected. Technological trends have had and will continue to have a significant impact on our business. Our results of operations and ability to remain competitive are largely based upon our ability to accurately anticipate customer and market requirements. Accordingly, we may be required to maintain a relatively high level of research and development spending, even at times of declining sales and profitability, in order to maintain our competitive position.

Back to Index

Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

•	appropriate technology and product selection;
•	timely and efficient completion of product design and development;
•	timely and efficient implementation of manufacturing and assembly processes;
•	effective sales and marketing;
•	product performance in the field; and
•	product support and service.

We may not be able to accurately forecast or respond to commercial and technical trends in the semiconductor industry or respond to specific product announcements by our competitors. Our competitors may be developing technologies and products that are more effective or that achieve more widespread acceptance. In addition, we may incur substantial costs to ensure the functionality and reliability of our current and future products. If our products are unreliable or do not meet our customers’ expectations, then reduced orders, higher manufacturing costs, delays in collecting accounts receivable or additional service and warranty expense could result. We may also experience delays and technical and manufacturing difficulties in future introductions or volume production of new systems or enhancements. Significant delays can occur between a product’s introduction and the commencement of volume production of that product. Any of these events could negatively affect our ability to generate the return we intend to achieve on our investments in these new products.

We expect the semiconductor industry to migrate to the further use of copper and we will need to continue to adapt our products for use with copper and copper processes. If we fail to make our products compatible with copper and copper processes at the time our competitors offer copper compatible products, our revenues and market share will be negatively affected.

The semiconductor industry also has historically moved to larger diameter wafers requiring new equipment as a strategy to reduce manufacturing costs. The maximum diameter of silicon wafers used in production is increasing from 200mm to 300mm. While we have already shipped 300mm systems for our CVD products, we continue to develop the technology and solutions for our PVD and etch systems. There can be no assurance, however, that we will be able to complete the development of 300mm systems in time to meet market demand. If our current products and our 300mm systems are not competitive or available at the correct time, we may lose customers or fail to gain new business from potential customers, which would have a material adverse effect on our revenues and net earnings.

We believe that we lead in the development of equipment for the deposition of low k dielectrics and we are dedicating significant resource to continue to lead in this field and to achieve the commercial sales of our low k systems. However, the physical characteristics of low k films make the manufacturing process significantly more difficult than with existing insulating materials and, as a result, device manufacturers have been slow to adopt the use of low k materials. Device manufacturers may therefore find alternative methods to manufacture devices at smaller feature sizes, and forgo the development and use of low k materials. Also, there can be no assurance that the industry will adopt a CVD method for the deposition of low k films. Other technologies for which we do not manufacture equipment could also be use for the deposition of low k films. If we fail to continue to develop our low k CVD solution to achieve all the specifications required by device manufacturers, or our competitors develop competing low k solutions, then our ability to grow our revenues and market share from these products would be negatively affected.

Our operational results could be negatively affected by currency fluctuations.

We are based in the United Kingdom, and most of our operating expenses are incurred in British pounds. Our

Back to Index

revenues, however, are generally denominated in US dollars, and to a lesser extent in euros, and we report our financial results in US dollars. Accordingly, if the British pound increases in value against the US dollar, our expenses as a percentage of revenues will increase and gross margins and net income will be negatively affected.

Our competitors have greater financial resources and greater name recognition than we do and therefore may compete more successfully.

We face competition or potential competition from many companies with greater resources than ours. If we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

Virtually all of our primary competitors in the silicon-based semiconductor equipment market are substantially larger companies and some of them have broader product lines than ours. They have well established reputations in the markets in which we compete, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources than we do. The dominant silicon-based semiconductor-equipment manufacturers may determine to enter, or attempt to increase their market share, in the compound semiconductor equipment market. In each market, we also face potential competition from new entrants, including established manufacturers in other segments of the semiconductor capital equipment market who may decide to diversify into our market segments of CVD, PVD and plasma etch.

Semiconductor manufacturers are loyal to their current semiconductor equipment supplier, which may make it difficult for us to obtain new customers.

We believe that once a semiconductor manufacturer has selected a supplier’s equipment for a particular fabrication line, the manufacturer often will continue to rely on that supplier’s equipment for future requirements, including new generations of similar products. If we are unable to sell our products to potential customers who currently are using other suppliers’ equipment, it could be difficult for us to increase our revenues or market share. Changing from one equipment supplier to another may be expensive and may require a substantial investment of resources by the customer. Accordingly, we may experience difficulty in achieving significant sales to a customer using another supplier’s equipment. At the same time, however, we cannot be sure that our existing customers will continue to use our equipment in the future.

Our products generally have long sales cycles and implementation periods, which increase our costs of obtaining orders and reduce the predictability of our earnings.

Our products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in the product’s performance and compatibility with their requirements to place an order. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of our products often last for many months or even years. Longer sales cycles require us to invest significant resources in attempting to make sales and delay the generation of revenue. In addition, we may incur significant costs in supporting evaluation equipment at our customers’ facilities.

Long sales cycles also subject us to other risks, including customers’ budgetary constraints, internal acceptance reviews and cancellations. In addition, orders expected in one quarter could shift to another because of the timing of customers’ purchase decisions. The time required for our customers to incorporate our products into their manufacturing processes can vary significantly with the needs of our customers and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results.

We depend upon sole suppliers for certain key components.

We depend on a number of sole suppliers for key components used in the manufacture of our products. If we are unable to obtain timely delivery of sufficient quantities of these components, we would be unable to manufacture our products to meet customer demand, unless we are able to locate replacement components. Most significantly,

Back to Index

our Sigma®fxP™, Planar™fxP™ and Omega™fxP™ systems are designed around an automation module supplied by Brooks Automation. Due to the high cost of these modules we keep very few in inventory. If Brooks Automation fails to deliver the component on a timely basis, delivery of our Sigma®fxP™, Planar™fxP™ and Omega™fxP™ systems will be delayed and sales may be lost. If Brooks Automation is unable to deliver any such modules for a prolonged period of time, we will have to redesign our Sigma®fxP™ and Planar™fxP™ systems so that we may utilize other wafer transport systems. There can be no assurance that we will be able to do so, or that customers will adopt the redesigned systems.

Our final assembly and testing is concentrated in one facility.

Our final assembly and testing activity is concentrated in our facility in Newport, United Kingdom. We have no alternative facilities to allow for continued production if we are required to cease production in our facility, as a result of a fire, natural disaster or otherwise. In such event, we will be unable to produce any products until the facility is replaced. Any such interruption in our manufacturing schedule could cause us to lose sales and customers.

We are subject to the risk of business interruptions from implementing a new enterprise resource planning system.

We are in the process of implementing an enterprise resource planning system to integrate management information, purchasing, accounting and finance, sales, billing, payroll and benefits and regulatory compliance systems. While the major components of the system have been installed, we are still configuring part of this system. Significant interruption of our business resulting from post implementation issues, such as system response time, vendor software application code errors or system design and configuration problems, could result in delayed product deliveries or manufacturing inefficiencies, which could materially and adversely affect our financial condition and results of operations. In addition, the deployment of this system is a complex, time consuming and expensive process and will continue to require significant attention from management and other personnel resources, which may distract attention from oversight of day-to-day business. The diversion of management’s attention and any difficulties associated with deploying the system could have a material adverse effect on revenues, levels of expenses and operating results.

If we are unable to hire and retain a sufficient number of qualified personnel, our ability to manage growth will be negatively affected.

Our business and future operating results depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations on a worldwide basis. Competition for qualified personnel is intense, and we cannot guarantee that we will be able to continue to attract and retain qualified personnel. Our operations could be negatively affected if we lose key executives or employees or are unable to attract and retain skilled executives and employees as needed.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from challenges by third parties.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary rights.

There can be no assurance that patents will be issued on our pending patent applications or that competitors will not be able to ascertain legitimately proprietary information embedded in our products that is not covered by patent or copyright. In such case, we may be precluded from preventing the competitor from making use of such information. In addition, should we wish to assert our patent rights against a particular competitor’s product, there can be no assurance that any claim in any of our patents will be sufficiently broad nor, if sufficiently broad, any assurance that our patent will not be challenged, invalidated or circumvented, or that we will have sufficient resources to prosecute our rights.

Back to Index

Claims or litigation regarding intellectual property rights could seriously harm our business or require us to incur significant costs.

In recent years, there has been significant litigation in the United States in the semiconductor equipment industry involving patents and other intellectual property rights. There can be no assurance that infringement claims will not be asserted against us in the future nor that, if such claims are made, we would be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms.

Any claim that our products infringe proprietary rights of others would force us to defend ourselves and possibly our customers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

•	lose or forfeit the Company’s proprietary rights;
•	stop manufacturing or selling the Company’s products that incorporate the challenged intellectual property;
•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;
•	pay damages, including treble damages and attorney’s fees in some circumstances; or
•	redesign those products that use the challenged intellectual property.

If we are forced to take any of the foregoing actions, our business could be severely harmed.

Our sales are characterized by low volume sales of high cost systems and we derive a significant percentage of our revenue from sales to a small number of customers. If we are not able to retain these customers, or if these customers reschedule, reduce or cancel orders, our revenues will be reduced and our financial results will suffer.

To date our product sales have been highly concentrated, for example, approximately 32% of our product revenues for year ended December 31, 2001 was derived from sales to two customers and 61% was derived from 4 customers in the year ended December 31, 2000. We may not be able to retain our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. There can be no assurance that these customers will continue to purchase systems and technology from us at current levels, or at all. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter.

Our operations are subject to health and safety and environmental laws that may expose us to liabilities for noncompliance.

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, manufacture and disposal of all materials present at, or our output from, our facilities, including the toxic or other hazardous chemical by-products of our manufacturing processes. Environmental claims against us or our failure to comply with any present or future regulations could result in:

•	the assessment of damages or imposition of fines against us;
•	the suspension of production of our products; or
•	the cessation of our operations.

New regulations could require us to purchase costly equipment or to incur other significant expenses. Our failure to control the use or adequately restrict the discharge of hazardous substances could subject us to future liabilities, which could negatively affect our earnings and financial position.

Back to Index

Any acquisitions we may make could disrupt our business and severely harm our financial condition.

From time to time, we may consider investments in complementary companies, products or technologies. While we have no current agreements or specific plans to do so, we may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could:

•	issue stock that would dilute our current shareholders’ percentage ownership;
•	incur debt;
•	assume liabilities;
•	incur amortization expenses related to goodwill and other tangible assets; or
•	incur large and immediate accounting write-offs.

Our operation of any acquired business will also involve numerous risks, including:

•	problems integrating the purchased operations, technologies or products;
•	unanticipated costs and liabilities for which we are not able to obtain indemnification from the sellers;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with customers;
•	risks associated with entering markets in which we have no or limited prior experience; and
•	potential loss of key employees, particularly those of the purchased organizations.

Back to Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion and analysis about market risk disclosures may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements include our declarations regarding the intent, belief or current expectations of our management, but involves risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Our earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include our manufacturing, research and development and administrative cost base, which are predominately incurred in British pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. We constantly monitor currency exchange rates and match currency availability and requirements whenever possible. We may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at September 30, 2002 and December 31, 2001 we did not have any open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies in the fourth quarter of 2002 would have no material effect on revenues, which are primarily expressed in United States dollars and would increase operating costs and reduce cash flow by approximately $1.5 million. The same increase in the value of the British pound would increase the value of the net assets of we expressed in United States dollars by approximately $5.4 million. We have also received orders for revenue that are denominated in euros. An increase in the value of the euro in relation to the United States dollar would effect the reported value of revenue. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality, some currencies may weaken while others may strengthen.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of this report. Based on that evaluation, our management, including the CEO and CFO, has concluded that our disclosure controls and procedures were effective as of September 30, 2002.

Changes in Internal Controls

During the quarter, we formed a disclosure committee, which is responsible for reviewing the process, accuracy and the adequacy of our disclosure of financial and non-financial information. This change has formalized existing procedures, which were based on management review. There have been no other significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Back to Index

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
Not Applicable

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES
Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

	99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

	99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K

None

Back to Index

Trikon Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date:	November 12, 2002	/s/ Nigel Wheeler

Nigel Wheeler
Chief Executive Officer,
Chief Operating Officer,
President and Director

/s/ William J Chappell

William J Chappell
Chief Financial Officer

Back to Index
CERTIFICATIONS

I, A Nigel Wheeler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trikon Technologies, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002
/s/ A Nigel Wheeler

A Nigel Wheeler
President and Chief Executive Officer

Back to Index
I, William John Chappell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trikon technologies, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002
/s/ William J Chappell

William J Chappell
Senior Vice President and Chief Financial Officer