Form 10-K
period 2002-12-31
TRIKON TECHNOLOGIES INC
filed 2003-03-26
CIK 868326

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number 0-26482

TRIKON TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4054321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ringland Way, Newport, Gwent NP18 2TA, United Kingdom
(Address of principal executive offices) (Zip Code)

44 (0)1633 414 000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes     No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the Common Stock as reported on the Nasdaq National Market on such date, was approximately $77,081,626.

As of March 17, 2003, the registrant had outstanding 14,031,718 shares of Common Stock.

Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders, which Proxy Statement will be filed no later than 120 days after the end of the Registrant’s fiscal year.

TRIKON TECHNOLOGIES, INC.

Annual Report On Form 10-K For The Year Ended December 31, 2002

Back to Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other similar expressions or variations of such words are intended to identify these forward-looking statements.

These forward-looking statements, which include statements about our development efforts in the field of low k dielectrics, acceptance of our technological innovations and products, the length and severity of the protracted and continuing downturn in the semiconductor industry, our capital requirements and funding sources, our ability to cut costs and manage our business during the protracted and continuing downturn, our market size, share and demand, and our expectations and objectives regarding future expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements.

All forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

The forward-looking statements and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, the cyclical nature of the semiconductor industry and the continuing and protracted downturn in the semiconductor industry, the long sales cycle and implementation periods, the acceptance of our technologies and products, our ability to respond to technological change, our dependence on a limited number of customers and other factors discussed under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The reader should also consult the cautionary statements and risk factors listed from time to time in the reports we file with the Securities and Exchange Commission.

TRADEMARKS

TRIKON, ORION, OMEGA, OMEGA ETCH, OMEGA 2, SOFT SPUTTER ETCH, PLANAR 200, FORCEFILL, FLOWFILL, HI-FILL, SIGMA, ELECTROTECH, PLASMAFAB, SCIF, DRY DIP, FxP, and THE PLASMA COMPANY are our trademarks and are registered in one or more of the territories in which we sell our products. M0RI, LOW-K FLOWFILL, C3M and PLANAR are our trademarks, and we have applied for trademark registration of these and other marks in the major sales territories in which we operates.

All other trademarks, service marks, or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Back to Index

PART I

ITEM 1.    Business

OVERVIEW

We design, manufacture, market and service a broad line of advanced production equipment used to manufacture silicon and compound semiconductor devices, commonly called integrated circuits, and planar optoelectronic devices. Integrated circuits consist of thin film layers of insulating material and conducting materials. These circuits and devices are key components in most advanced electronic products, such as telecommunications devices, consumer and industrial electronics and computers.

Our products carry out processes to add and remove materials to the surface of a circuit or other device. In particular, our products are used for chemical vapor deposition (“CVD”), physical vapor deposition (“PVD”) and etch processes. CVD processes add insulating material, PVD processes add conducting materials, and etch processes are used to remove unwanted materials. These processes are used, for example, in the manufacture of the layers of wiring, known as the interconnect, of an integrated circuit.

Our strategy is to expand our position as a leading provider of process solutions to the silicon semiconductor, compound semiconductor and emerging optical and micro systems markets, and includes the following key elements:

Marketing solutions over a broad range of applications in the silicon and compound semiconductor end markets. We offer innovative products incorporating new technologies including our leading CVD technologies for depositing low k materials (k is the dielectric constant and is a measure of the insulating capabilities of a material). The use of low k materials in the manufacture of integrated circuits results in increased speed of electrical signals through an integrated circuit and is crucial to the development of faster and smaller integrated circuits. We believe that our ability to identify and provide leading edge solutions to key growth markets will be critical to ensuring our long-term success.

Maintaining technological strength. We devote significant resources to research and development programs, including programs addressing low k and ultra low k dielectrics, new PVD applications and advanced oxide/low k etch applications for silicon integrated circuits and, despite the protracted and continuing downturn in the semiconductor industry, we continue to spend heavily on research and development. We are committed to improving existing systems and technologies and to developing new technologies and systems that compete effectively on the basis of total cost of ownership and performance.

Leveraging existing strong customer relationships with silicon and compound semiconductor manufacturers located throughout North America, Europe and the Asia/Pacific region. We work closely with each customer to identify and address specific product requirements. We believe that timeliness of delivery along with the ability to service and support customers on an international basis has been and will continue to be critical to attracting and retaining our worldwide customer base.

Offering lower cost of ownership solutions for mature, non-critical processes. We believe that our solutions for these markets have a lower cost of ownership, which is attributed to factors such as efficient manufacturing processes, small factory footprint and low consumables.

Our principal executive offices are located at Ringland Way, Newport, South Wales NP18 2TA, United Kingdom, and our telephone number is 44 (0) 1633.414.000.

We make available free of charge through our website, www.trikon.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities Exchange Commission. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Our Products

Integrated circuits are built on a silicon or other material wafer base, and include a variety of circuit components, such as transistors and other devices, that are connected by multiple layers of wiring (interconnects). To build an integrated circuit, the transistors, capacitors and other circuit components are first created on the surface of the wafer by performing a series of processes to modify, deposit and remove selected film layers. Similar processes are then used to build the layers of wiring structures on the wafer.

Back to Index

Our products are used in hundreds of steps in these processes to create the integrated circuit, which includes among many different processes, the following basic operations to create interconnect layers:

•	deposition, or adding material to a substrate, typically a silicon wafer;

•	patterning, or printing a circuit outline on the substrate; and

•	etching, or removing layers, of material from the substrate.

These, and other processes, are repeated in multiple cycles, building up microscopically thin layers, thereby interconnecting countless transistors.

We supply production equipment for two of the most typical deposition techniques, chemical vapor deposition and physical vapor deposition, and plasma etching equipment for selective material removal.

Our proprietary technologies and leading-edge wafer processes capabilities enable our customers to perform new and advanced fabrication processes, thereby improving their products.

Chemical Vapor Deposition

Chemical vapor deposition is a process that can be used to deposit thin films of dielectric (insulating) and, to a lesser extent, conductive materials. During the CVD process, gases that contain atoms of the material to be deposited chemically react to form a thin film on the wafer. Three types of dielectric layers deposited by CVD include:

•	the pre-metal dielectric (“PMD”), the insulating layer between the active components and the first interconnect metal layer;

•	the inter-metal dielectric (“IMD”), the insulating layer between the different metal layers; and

•	the final passivation layer that seals the completed device from atmospheric moisture.

The most common insulating films deposited by CVD are silicon dioxide, which is used for the PMD and IMD layers, and silicon nitride, which is used for the final passivation layer.

Our CVD products, Planar fxp and Planar 300 for Flowfill, low k Flowfill and ORION deposition are targeted towards the IMD and PMD markets and utilize our proprietary technologies. The IMD and PMD markets require a suitable insulating material to separate the many levels of microscopic wiring in an integrated circuit. The most common insulating material is silicon dioxide, which, when deposited by conventional techniques, is unable to fill small gaps.

Addressing the problems of conventional CVD technology, our Flowfill and low k Flowfill products are primarily directed towards the gap fill market and are used to deposit a planarizing layer that in some cases may be used without the need for chemical mechanical polishing. These products are cluster tools with up to six process module positions.

Our Flowfill process is a patented CVD technology that was developed to form high quality silicon dioxide layers that possess the properties of both gap fill and a high degree of planarization. When a high degree of planarization is reached, the upper surface of the layer is relatively flat, irrespective of the topography of the surface covered. Flowfill can fill features less than 0.04 micron wide with a less than 8:1 height to width ratio and simultaneously achieve a very high degree of planarization for large gaps up to 20 microns.

Our Low k Flowfill product has similar gap filling and planarization properties to the Flowfill product but provides a low k dielectric process, which enables device manufacturers to speed up the performance of their integrated circuits. Our Low k Flowfill technology is in production with a tunable dielectric constant of between 2.8 and 3.3 and has the capability of achieving a dielectric constant of 2.5.

Back to Index

Our ORION technology, an ultra low k offering, is aimed at advanced copper damascene applications where a k value of 2.5 or below is required. ORION can be deposited at k values of both 2.5 and 2.15, values which have been independently verified. Our internal measurements on films deposited by the ORION product suggest that the k value can be reduced to 1.8. The ORION films are deposited using the Planar 300 system, a bridge tool that can process both 200mm and 300mm wafers. This tool has 6 process module positions and is also capable of running Flowfill and low k Flowfill processes, therefore offering customers a progression path from Flowfill to ORION technology at both 200 and 300 mm production.

Physical Vapor Deposition

Physical vapor deposition is a process used to deposit conducting, liner and barrier metal layers on an integrated circuit. One of the primary PVD methods is sputtering, a process in which an electrical discharge creates ions of an inert gas, such as argon, which are then accelerated in a vacuum at a target typically of pure metal or metal compound, such as aluminum, aluminum compounds, tantalum or copper. The target atoms are sputtered away and deposited on the wafer to form a thin film. Thin conductive films, when patterned by lithography and etching, are used to wire an integrated circuit. These sputtered thin films consist of:

•	the bulk conducting layers;

•	the barrier and liner metal layers to prevent diffusion or reactions between metals and silicon regions; and

•	the seed layer for electroplating.

Our Sigma fxP and Sigma 300 systems are used to sputter uniform layers of pure metals or metal alloys. These products are cluster tools based in industry standard robotics platforms.

Sigma is designed to be one of the cleanest PVD systems on the market, which is a key technology requirement for sputtering the wafer with as high quality film as possible. Various process chambers are available for specific functions. In particular, there are advanced PVD chambers for depositing high quality barrier and liner layers for advanced metalization structures. These consist of the “long throw” Hi-Fill and “ionised metal” Advanced Hi-Fill PVD chambers for improved barrier and liner deposition into high aspect ratio structures and an MOCVD process module for the most advanced titanium nitride barrier layers. A Forcefill chamber is also available which fills contact holes on semiconductor wafers with deposited aluminum alloys by applying heat and isostatic high pressure. Additional chambers consist of pre heat and sputter etch.

We are targeting both compound device makers and barrier and liner applications for advanced silicon device production. We believe that the Sigma systems have the lowest cost of ownership compared to our main competitors, and cost of ownership is an important factor for integrated circuit manufacturers.

Plasma Etch

Plasma etch is a process that removes precisely defined patterns from the wafer surface by chemically converting exposed portions of the surface into a gaseous by-product that is pumped away from the process chamber. Almost all deposition processes create a film covering the entire wafer surface. Many layers are required only in selected parts of the wafer, for example to create wires of metal and may be created by a series of steps including a plasma etch step. First, the entire wafer surface is covered with sputtered aluminum alloys and its associated barrier layers. These conductive layers are then coated with photo resist and are exposed to the wiring pattern during the photolithography process. Plasma etching is then used to remove the exposed conductive layer, thus replicating the wiring pattern. The metal remains in place under the protective photo resist, which is then stripped off.

Our Omega plasma etch system is available on two platforms as the Omega fxp and a single chamber Omega 201. The Omega fxP offers up to 6 process modules combined with tools for wafer alignment and cool-down and two vacuum cassette stations. Multiple chambers provide high throughput for the high volume user or the option to ‘mix and match’ different plasma sources so that advanced sequential etching processes can be addressed. The Omega 201 features our plasma source technologies in a single chamber format that combines high performance etching with small footprint and low costs. These attributes make the tool particularly well suited to cost-sensitive manufacturing of silicon integrated circuits, compound device makers and to the emerging photonics industry.

Back to Index

Both platforms support our three main plasma sources, our M0RI™ technology, Plasma Enhanced Reactive Ion Etch (“PERIE”) and Inductively Coupled Plasma (“ICP”). Additional modules may also be added that provide secondary functions, such as post etch corrosion processes. M0RI etch technology offers the highest plasma density that provides process solutions for the most advanced polysilicon, oxide and low k etch requirements. The ICP is used extensively for high-density aluminium and polysilicon etching as well as for a broad range of front and back face processing on compound semiconductors. The PERIE offers medium plasma density for silicon and dielectric etching where the feature sizes are less challenging.

We believes the low cost of ownership, small footprint, high reliability and process flexibility make the Omega particularly suitable for consumer, compound integrated circuit and planar optical waveguides manufacture where a wide range of  layers can be etched on a limited number of systems.

Our History

In August 1995, we completed our initial public offering of common stock, in which we received net proceeds of $40.1 million.

In November 1996, we acquired Electrotech Limited and Electrotech Equipments Limited (together referred to as Electrotech), both United Kingdom companies, for a total consideration of $145.7 million. Of this consideration, $86.0 million was attributed to purchased in process technology and was expensed in our statement of operations for the year ended December 31, 1996. We funded the cash portion of the acquisition price through the issuance of 7 1/8% convertible notes, most of which were redeemed as part of a debt to equity conversion in 1998, with the remaining notes in issue redeemed on maturity in October 2001.

During 1997, the semiconductor equipment industry entered a severe downturn, which adversely affected our revenues and cash flows. In response to the downturn, we restructured our operations, which included the closure of our M0RI etch operations in California and the sale of non exclusive licenses for our M0RI source and ForceFill technologies to Applied Materials and our M0RI source technology to Lam Research.

Due to the market conditions and the greatly increased number of shares in issuance, resulting from the debt to equity conversions completed as part of the restructuring activities, our stock price fell below $1.00 and it was delisted from the Nasdaq National Market and moved to the OTC bulletin board on November 11, 1998. On December 17, 1999, following an improvement in our operating results, we effected a 10 for 1 reverse stock split and on May 10, 2000 our common stock was relisted on the Nasdaq National Market.

After our reorganization, we relocated our head office and management team to the United Kingdom, where we conduct our manufacturing operations.

Marketing, Sales and Customer Support

We sell, install and service our systems to semiconductor manufacturers worldwide. Our customers include a wide range of companies, including certain of the 10 largest device makers, the leading producers of compound and optical semiconductors and US government contractors. We offer highly reliable products that give our customers a competitive edge through technology or cost advantage, comprehensive field support and a responsive parts replacement and service program. This builds a stable, satisfied and growing customer base.

We have established multiple sales channels to market products and services to match our efforts in each region. We currently market and sell our products and technologies through a combination of direct sales and agency and distributor arrangements.

Our sales are divided among three geographic regions – Europe, North America and Asia. Set forth below in tabular format is the geographic distribution of our net sales for the past three fiscal years, expressed as a percentage of sales.

	Europe	North America	Asia

2002	64%	33%	3%
2001	60%	32%	8%
2000	64%	27%	9%

Back to Index

In North America, we market and sell our products principally through our direct sales organization supported by service operations located in Orange County, CA; Dallas, TX; Portland, OR; New Haven, CT; and Ottawa, Canada.

In Europe, we market and sell our products primarily through our direct sales and service operations in the United Kingdom, the Netherlands, France and Germany.

In South Korea, we market and sell our products directly through our wholly owned South Korean subsidiary. In Japan and Taiwan, we operate with distribution support from our United Kingdom and South Korea offices. We are currently assessing our Asian organization and we expect to increase the resources allocated to this region during fiscal 2003.

Our total revenue includes amounts from certain individual customers that exceed 10% of our total revenue. For the year ended December 31, 2002, Philips was the only customer who exceeded 10% of our revenue, accounting for 11% of our revenue. In 2001, Infineon AG represented 17% and Philips represented 15% of our total revenues respectively. Our largest customers may vary from year to year depending upon, among other things, a customer’s budget for capital expenditures, plans for new fabrication facilities and new product introductions.

We provide customers with evaluation systems of our new products as part of our sales efforts. The provision of evaluation systems is an important step in the lengthy sales cycle. The average duration of an evaluation period for systems is approximately one year. Consequently, as we expand our sales efforts, particularly in the low k market, we believe that a significant increase in our investment in demonstration and evaluation systems may be needed.

We have an international customer support group at Newport, UK in addition to the local office service and support staff at our regional centers. We also have a dedicated training suite at our Newport facilities housing a clean room with complete systems and the latest generation training aids. The Newport based support team is divided into CVD, PVD and plasma etch groups responsible for quality and technical support, a training and support documentation group and a spares supply group.

Research, Development and Engineering

We believe that our future success will depend primarily upon our ability to continue to improve our systems and technologies and to develop new products that compete effectively on the basis of total cost of ownership and technical performance. These technologies and systems will also need to meet customer requirements and emerging industry standards. Accordingly, we devote a significant portion of our personnel and our financial resources to research and development programs and seek to maintain close relationships with our customers in order to remain responsive to their product needs. This commitment is evidenced by the 11% increase in research and development expenditures in the year ended December 31, 2002 as compared to the prior year, despite the downturn in the semiconductor industry.

As of December 31, 2002, we employed 75 professional and technical personnel in research, development and engineering. Our research and development group is responsible for identifying new technology applications and developing processes to meet customer requirements. Major research and development programs currently address CVD deposited dielectrics for ILD/IMD and shallow trench isolation gap fill applications and ultra low k dielectrics for copper damascene applications, PVD and MOCVD deposited barrier/liner/seed applications and advanced oxide/low k and silicon etch applications for silicon integrated circuits and the deposition and etching of critical layers in compound semiconductor and planar optical waveguide devices.

Our expenditure for research and development during the fiscal years 2002, 2001 and 2000 were $10.7 million, $9.7 million and $8.4 million, respectively

Manufacturing

We manufacture most of our key technology components for our products at our Newport, United Kingdom facility, where substantially all of our long-lived assets are maintained. This approach has enabled us to ensure quality control and compliance with government regulation and reduce dependence on third party suppliers. Our United Kingdom operations are ISO 9001 compliant.

Back to Index

Our Newport facility has world-class facilities which are built and operated at the high levels of cleanliness required in the semiconductor industry. Our manufacturing and final test area is class 1000 representing a high level of cleanliness (a class is a standard definition which represents a number of particles per million, the smaller the number of particles the cleaner the facility). With a class 100 engineering clean room and a class 10 process and product demonstration room, our engineering and customer support areas are even cleaner. We also have a dedicated training suite of classrooms and a clean workshop stocked with our products, both current and former generations, where we are able to train our own and our customers’ engineers.  We also operate two additional sites near the Newport facility where assemblies are made, a sheet metal fabrication workshop producing enclosures, panels and other parts and a CNC machinery center, producing chamber components and other parts and wafer transport assemblies. In order to ensures that our facilities remain competitive in both quality and price, and to help cover fixed costs, the CNC facility also produces products for third parties.

Competition

The markets we serve are highly competitive and subject to rapid technological change. Historically, new technologies have only gained acceptance when industry leaders have concurrently adopted such new technologies. Significant competitive factors include timing of new product offerings, system performance, cost of ownership, size of installed base, depth and breadth of product line and customer support.

We face significant competition from various suppliers of systems that utilize similar or alternative technologies. Competitors range from very large, well capitalized corporations with a diversified product portfolio to smaller companies that compete with a single innovative product. In the CVD market, our primary competitors are Applied Materials, ASMI, Novellus and Unaxis, as well as other CVD manufacturers and track manufacturers for spin on glass, or SOG, deposition, such as Tokyo Electron. In the PVD market, we face competition from suppliers such as Anelva, Applied Materials, Novellus,  Ulvac, Unaxis, and Veeco. In the etch market, we face competition from suppliers including Applied Materials, Hitachi, Lam Research, Tegal, Tokyo Electron and Unaxis. Virtually all of these competitors are substantially larger companies, some with broader product lines. They have well established reputations in the markets in which we compete, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources.

We have granted non-exclusive, worldwide, paid-up licenses of our M0RI source and Force Fill PVD technologies to Applied Materials and granted a non-exclusive, worldwide, paid-up license of our M0RI source technology to Lam Research. As a result, in the future our PVD and etch products may have to compete with products of Applied Materials or Lam Research based on our technologies. The license agreements do not preclude us from utilizing, or licensing to other third parties, the licensed technologies.

Backlog

As of December 31, 2002, our backlog was approximately $8.5 million, as compared to approximately $13.7 million at December 31, 2001. Our backlog consists of system purchase orders that provide for delivery within the following year and the unearned revenue of systems previously shipped. Backlog includes only systems for which a purchase order has been received and a delivery date assigned. Backlog at December 31, 2002 includes one system for $1.6 million for which the purchase order is subject to our customer receiving final United States government approval of funding. Orders are typically subject to cancellation or delay by the customer with limited or no penalties. The reduction in our backlog is directly attributable to the continuing and protracted downturn in the semiconductor industry and the resulting low order volume in 2002. Because of possible changes in delivery schedules and cancellations of orders, the stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize profit from filling these orders.

Intellectual Property

We rely on a variety of types of intellectual property protection to protect our proprietary technology, including patent, copyright, trademark and trade secret laws, non-disclosure agreements, and other intellectual property protection methods. We currently hold 31 US and 56 foreign patents. As of December 31, 2002, we have 32 patent applications pending in the US and 169 patents pending in the rest of the world, and we intend to file additional patent applications as appropriate. The issued patents and any subsequent issued patent arising from our pending applications expire between 2009 and 2022.

Our success and ability to compete depends in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary rights.

Back to Index

There can be no assurance that patents will be issued on our pending patent applications or that competitors will not be able to legitimately ascertain proprietary information embedded in our products that is not covered by patent or copyright. In such case, we may be precluded from preventing the competitor from making use of such information. In addition, should we wish to assert our patent rights against a particular competitor’s product, there can be no assurance that any claim in any of our patents will be sufficiently broad nor, if sufficiently broad, any assurance that our patents will not be challenged, invalidated or circumvented, or that we will have sufficient resources to prosecute our rights.

In the normal course of business, we receive, from time to time inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to us on commercially reasonable terms. If we are not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend our position, our business, financial condition and results of operations could be materially and adversely affected.

Environmental Matters

We are subject to a variety of federal, state and local laws, rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals and gases used during customer demonstrations and in research and development activities. Public attention has increasingly been focused on the environmental impact of operations that use hazardous materials. In 1995, the United Kingdom adopted a new and comprehensive environmental law known as the Environmental Act 1995, which, among other things, deals with the allocation of responsibility for the clean up of contaminated property and expands potential liability with respect to the remediation of such contamination. We own or lease a number of facilities in the United Kingdom, and failure to comply with present or future regulations could result in substantial liability, suspension or cessation of our operations, restrictions on our ability to expand at our present locations, or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on our operations. We believe that we are in material compliance with all applicable environmental rules and regulations and are in compliance with ISO14000 environmental standards.

Employees

At December 31, 2002, we had 325 full-time employees (including employees on temporary contracts), including 75 engaged in research, development and engineering, 22 in sales and marketing, 90 in customer support, 113 in manufacturing and facilities, and 25 in general administration and finance.

None of our employees are covered by a collective bargaining agreement and we consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

Certain information concerning our principal properties at December 31, 2002 is set forth below:

Location	Type	Principal Use	Square Footage	Property Interest

Newport, United Kingdom	Office, Manufacturing & Laboratories	Headquarters, Manufacturing, Sales and Customer Support, Research & Engineering	110,000	Leased

Bristol, United Kingdom	Office, Manufacturing & Warehouse	Vacant	55,700	Owned

Cwmfelin-fach, United Kingdom	Office, Manufacturing and Warehouse	Manufacturing of Components	20,000	Leased

Bristol, United Kingdom	Office, Manufacturing & Warehouse	Manufacturing of Components	9,000	Leased

Back to Index

Orange County,USA	Office	North American Headquarters, Sales & Support	1,600	Leased

We have a number of smaller properties and field offices located in the United States, the United Kingdom, Germany, France and South Korea. We believe that our properties adequately serve our present needs.

ITEM 3.    LEGAL PROCEEDINGS

As of March 25, 2003, there were no material, pending legal proceedings to which we or our subsidiaries are a party. From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2002.

Back to Index

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for the Registrant’s Common Equity

Our common stock trades on the Nasdaq National Market under the symbol “TRKN”. The quarterly high and low sale prices for Common Stock as reported by the Nasdaq National Market for the periods indicated below are as follows.

	High	Low

2001
First Quarter	$15.63	$9.44
Second Quarter	$15.18	$7.13
Third Quarter	$14.05	$7.95
Fourth Quarter	$11.95	$7.96
2002
First Quarter	$15.90	$10.14
Second Quarter	$15.02	$7.10
Third Quarter	$9.13	$4.01
Fourth Quarter	$7.10	$3.25

As of January 21, 2003, there were 120 holders of record of our common stock.

We have never declared or paid dividends on our common stock and we do not expect to pay dividends on our common stock in the foreseeable future.

Our Series H Preferred Stock was retired during fiscal 2001. Prior to being retired, dividends due during fiscal 2001 were paid with 12,477 new shares of Series H Preferred Stock and cash of $50,000.

On March 18, 2003, the closing price of the common stock as reported on the Nasdaq National Market was $3.33 per share.

Unregistered Sales of Registrant’s Equity Securities During Last Fiscal Year

During the year ended December 31 2002, we sold 1,093,348 shares of our common stock in a private transaction with several institutional shareholders. The gross proceeds of the sale were $12.6 million and our costs amounted to approximately $837,000.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The selected consolidated financial data set forth below as of December 31, 2002, and 2001 and for the years ended December 31, 2002, 2001, and 2000 have been derived from our audited financial statements included elsewhere in this annual report. The selected consolidated financial data set forth below as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 have been derived from our audited financial statements that are not included in this annual report.

As discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we changed our accounting policy with respect to revenue recognition in the year ended December 31, 2001. In accordance with Accounting Principles Board Opinion 20, we accounted for the change as a cumulative effect on the prior years resulting from the change to a different revenue recognition policy. As a result, the selected consolidated financial data for the periods ending on and before December 31, 2000 have not been restated, but pro forma revenue, net income and earnings per share are included as a footnote to the selected consolidated data.

Back to Index

	Year Ended December 31

	2002	2001	2000	1999	1998

	(In thousands of U.S. dollars, except share information)
Operating Data:
Revenues:
Product sales	$32,765	$97,046	$106,662	$48,363	$25,125
License revenues	50	—	350	2,144	13,000

Total revenues	$32,815	97,046	107,012	50,507	38,125

Costs and expenses:
Cost of goods sold	24,490	51,749	55,847	27,735	20,378
Research and development	10,700	9,650	8,395	6,545	8,087
Selling, general and administrative	19,537	21,492	22,617	15,723	19,533
Restructuring costs	—	—	—	(4,361)	1,843

Total costs and expenses	54,727	82,891	86,859	45,642	49,841

(Loss) income from operations	(21,912)	14,155	20,153	4,865	(11,716)
Other income	—	681	—	—	—
Interest:
Interest expense	(1,197)	(1,504)	(674)	(413)	(2,923)
Interest income	1,309	1,350	325	222	590

(Loss) income before income tax (benefit) provision	(21,800)	14,682	19,804	4,674	(14,049)
Income tax (benefit) provision	(2,165)	3,432	824	100	(1,821)

Net (loss) income before extraordinary item and cumulative effect of change in accounting principle	(19,635)	11,250	18,980	4,574	(12,228)
Extraordinary item	—	—	—	—	20,293
Cumulative effect of change in accounting principle	—	—	(1,833)	—	—

Net (loss) income	$(19,635)	$11,250	$17,147	$4,574	$8,065

Net (loss) income applicable to common shares	$(19,635)	$11,109	$16,121	$2,084	$6,579

(Loss) Income per common share data (1):
Basic:
(Loss) income applicable to common shares before extraordinary item and cumulative effect of change of accounting principle	$(1.57)	$0.98	$1.82	$0.25	$(2.38)
Extraordinary gain	—	—	—	—	3.52
Cumulative effect of change in accounting principle	—	—	(0.19)	—	—

Net (loss) income	$(1.57)	$0.98	$1.63	$0.25	$1.14

Diluted:
(Loss) income applicable to common shares before extraordinary item and cumulative effect of a change of accounting principle	$(1.57)	$0.88	$1.58	$0.24	$(2.33)
Extraordinary gain	—	—	—	—	3.45
Cumulative effect of change in accounting principle	—	—	(0.16)	—	—

Net (loss) income	$(1.57)	$0.88	$1.42	$0.24	$1.12

Average common shares used
in the calculation (1) - Basic	12,533	11,281	9,868	8,254	5,769
- Diluted	12,533	12,658	11,325	8,593	5,878
Earnings per common share data (2) (Pro forma):
Pro-forma amounts assuming the accounting change is retrospectively applied
Revenue				$47,473	$39,921
Net income				$3,071	$8,819

Back to Index

Earnings per share – basic	$0.07	$1.27
Earnings per share - fully diluted	$0.07	$1.25

	December 31

	2002	2001	2000	1999	1998

	(In thousands of U.S. dollars)
Balance Sheet Data:
Working capital	$55,044	$62,379	$33,346	$23,371	$13,191
Total assets	97,188	112,733	95,694	57,278	55,752
Long-term debt and capital lease obligations , less current portion	10,717	15,606	2,376	4,151	4,246
Stockholders’ equity (3),	60,520	65,453	49,920	31,604	26,940

(1)
The average number of common shares used to compute per share amounts for 1998 has been adjusted to reflect the one for ten reverse stock split effective December 17, 1999. See Note 1 of Notes to Consolidated Financial Statements in this Report for further explanation of the method used to determine the number of shares used to compute per share amounts.

(2)
We changed our accounting policy with respect to revenue recognition in the year ended December 31, 2001. In accordance with Accounting Principles Board Opinion 20, we accounted for the change as a cumulative effect on the prior years resulting from the change to a different revenue recognition policy. As a result, the selected consolidated financial data for the periods ending on and before December 31, 1999 have not been restated, but pro forma revenue, net income and earnings per share are included as a footnote to the selected consolidated data

(3)	Shareholders equity for December 31, 2000 and earlier includes convertible preferred stock.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Accounting Policies and Critical Accounting Estimates

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

Revenue Recognition

We recognize revenues from equipment sales when persuasive evidence of an arrangement exists, the price of the goods and services being sold is fixed or determinable, delivery has occurred or services rendered and we are reasonably assured that we will collect payment. Generally, we recognize revenue on shipment, as the equipment is pre-tested in the factory prior to shipment and our terms of business are FOB factory. For new customers, or new products, revenue is recognized on shipment only if the customer attends and approves the pre-shipment testing procedures and we, and the customer, are satisfied that the performance of the equipment, once installed and operated, will meet the customer-defined specifications. Generally, even with new customers we recognize the revenue on shipment because the customer attends and approves the pre-shipment testing. The amount of revenue recorded is reduced by the amount of any customer retention (typically between 10 and 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retentions deferred at December 31, 2002 was $1.2 million compared to $5.1 million at December 31, 2001. The provision of installation and commissioning services are not considered essential to the functionality of the equipment.

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

Foreign Currency Translation

Most of our operations are located within the United Kingdom and most of our costs are incurred in British pounds. Our system sales, however, are generally in US dollars and, to a lesser extent, in euros and we report in US dollars. As a result, fluctuations in the exchange rate between the US dollar and the British pound have a significant effect on our reported earnings and net asset position. We have determined that the functional currency for all UK operations is the British pound and as a result our actual expenses expressed in US dollars will fluctuate with changes in foreign currency exchange rates and result in currency gains and losses, which are charged to selling, general and administrative expenses. Changes in the value of non-US net assets as a result of these movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the balance sheet. Selling, general and administrative expenses in the year ended December 31, 2002 included a loss arising from foreign currency adjustments of $2,100 compared to a gain of  $1.1 million and $0.9 million in the years ended December 31, 2001 and 2000 respectively.

Inventory valuation

Inventories are stated at the lower of cost or net realizable value, using standard costs which approximate to actual cost. We maintain a perpetual inventory system and continuously record the quantity on hand and standard cost of each product including purchased components sub assemblies and finished goods. We maintain the integrity of the perpetual inventory through a cycle stock count program. Our standard costs are re-assessed at least annually and generally reflect the most recent purchase cost and currently achievable assembly and test labor and overhead rates. We estimate our labor and overhead rates based upon average utilization rates and treat as a period cost abnormal absorption variances, which arise due to low or high production volumes. In the current industry downturn, and low levels of production, significant negative volume variances are being experienced, which has resulted in the lower gross margin as compared to the prior year.

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

Installation and Warranty

Our contracts cover on-site installation services and provide for a warranty of the machine. Generally, we accrue for the costs of installation and commissioning services at the time of revenue recognition. Our standard warranty period varies from 12 to 24 months, depending on a number of factors including the specific equipment purchased. We account for the estimated warranty cost as a charge to cost of sales at the time we recognize revenue. The warranty cost is based upon historic product performance and is based on a rolling 12-month average historic cost per machine per warranty month outstanding. We also recalculate the warranty liability for all remaining systems still under warranty using the most recent historic average and the difference is included as a component of cost of sales. We do not maintain any general reserves for warranty obligations. Actual performance in the future may vary from historic costs, including the identification of defects not currently identified, which could result in adjustments to our warranty reserves in future periods that are more volatile than in recent years.

Back to Index

Results of Operations

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Years Ended December 31,

	2002	2001	2000

Consolidated Statements of Operations Data:
Revenues:
Product sales	99.8%	100.0%	99.7%
License revenues	0.2	0.0	0.3

Total revenues	100.0	100.0	100.0
Costs of goods sold	74.6	53.3	52.2

Gross profit	25.4	46.7	47.8
Operating expenses:
Research and development	32.6	9.9	7.9
Selling, general and administrative	59.6	22.2	21.1
Restructuring costs	—	—	—

Total operating expenses	92.2	32.1	29.0

(Loss) income from operations	(66.8)	14.6	18.8
Other income	—	0.7	—

Interest income (expense), net	0.4	(0.2)	(0.3)

(Loss) income before income tax charge	(66.4)	15.1	18.5
Income tax (credit) charge	(6.6)	3.5	0.8

Net (loss) income before cumulative effect of a change in accounting principle	(59.8)	11.6	17.7
Cumulative effect of change in accounting principle	—	—	(1.7)

Net (loss) income	(59.8)%	11.6%	16.0%

Comparison of the Years Ended December 31, 2002 and 2001

Product Sales. Product sales for the year ended December 31, 2002 decreased 66% to $32.8 million compared to $97.0 million for the year ended December 31, 2001. Shipments for the year ended December 31, 2002 were $28.9 million compared to $92.8 million shipped in the prior year. The decline in sales and shipments in the year reflects the effects of the protracted and continuing global slowdown in the semiconductor industry. Our revenues in fiscal 2001 reflect our significant backlog from fiscal 2000, prior to the onset of the current global slowdown. Our customers continue to be cautious regarding their capital expenditure plans and orders for our products remained depressed.   The protracted and continuing global slowdown in the semiconductor industry will continue to result in depressed levels of revenue for fiscal 2003.

Our sales by product are as follows:

	Year Ended December 31,

	2002	2001

PVD	34%	48%
CVD	17%	8%
Etch	22%	34%
Spares and service	27%	10%

Total	100%	100%

Back to Index

Sales outside of the United States accounted for approximately 67% and 68% of total revenues for the years ended December 31, 2002 and 2001, respectively. We expect that sales outside of the United States will continue to represent a significant percentage of our product sales through 2003. In addition, because of the large unit price associated with our systems, we anticipate that our product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped may fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter. Revenues for the year ended December 31, 2001 included cancellation fees of $1.4 million.

License Revenues. License revenues of $50,000 in the year ended December 31, 2002 related to power supply technology. No license revenues were earned during the year ended December 31, 2001.

Gross Margin on Product Sales. The gross margin on product revenues for the year ended December 31, 2002 was 25.4% as compared to 46.7% for the year ended December 31, 2001. Cost of sales for the year ended December 31, 2002 included $345,000 relating to the costs of a reduction in workforce compared to $302,000 in the year ended December 31, 2001. Cost of sales for the year ended December 31, 2002 also includes a non cash charge of $2.3 million with respect to write off of inventory associated with the current downturn in the semiconductor business compared to a $1.0 million write-off in the prior year. In addition, under utilization of manufacturing and customer support costs negatively affected the gross margin in the year ended December 31, 2002. Sales of higher margin products and a receipt of fees for order cancellations offset, somewhat, the factors contributing to the reduced gross margin in the year ended December 31, 2002.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2002 were $10.7 million or 32.6% of total revenues compared with $9.7 million or 9.9% of total revenues for the prior year. The major focus of our research and development efforts continues to be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies as well as adding enhancements to our existing products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2002 were $19.5 million, or 59.6% of total revenues, compared to $21.5 million, or 22.2% of total revenues, in the year ended December 31, 2001. Selling, general and administrative expenses in the year ended December 31, 2002 includes losses arising from foreign currency adjustments of $2,100 compared to gains of $1.1 million recognized in the prior year. As a result of the continuing and severe downturn in the industry we have sought to control our selling general and administration costs. While the reduction in selling general and administrative expenses when reported in US dollars for the year ended December 31, 2002 compared to the prior year was only 9%, the movement in the US dollar exchange rate to the British pound had an adverse effect on selling general and administration by 5%. Further, the inclusion of a gain in the year ended December 31, 2001 from foreign currency transactions of $1.1 million also negatively affects the comparison of the two years.

Result  from Operations. As a result of the decrease in revenue for the year ended December 31, 2002 and our strategy to keep our key infrastructure in place during the current downturn, we incurred a loss from operations of $21.9 million or 66.8% of revenue compared with income from operations of $14.2 million or 14.6% of revenue in the prior year.

Other Income. We earned $681,000 during the year ended December 31, 2001 in connection with the sale of property we no longer required for our operations.

Interest Income and Expense, Net. Net interest income was $112,000 for the year ended December 31, 2002 compared with net interest expense of $154,000 for the year ended December 31, 2001. The achievement of interest income is due primarily to interest income received on increased cash balances during fiscal 2002 offsetting interest expense on the bank term loan. In addition, interest cost on our 7 1/8% subordinated convertible notes ceased in 2001 following their payment in full in October 2001.

Income Taxes.  For the year ended December 31, 2002, we recorded a tax credit of $2.2 million compared to a charge of $3.4 million for year ended December 31, 2001 resulting in an effective income tax rate of 9.9% and 23.4%, respectively.

Back to Index

We generated a significant portion of our consolidated pre-tax losses for the year ended December 31, 2002, and pre-tax income for the year ended December 31, 2001, within the United Kingdom, which has a lower statutory rate of 30% compared to the US federal rate of 35%. In addition to the lower statutory rate, the generation and use of net operating losses results in fluctuations in the effective tax rate, as we have not recognized any deferred tax assets with respect to net operating losses, which can only be utilized against future profits. We incurred United Kingdom income taxes in fiscal 2001 and we were able to carry back some of the tax losses incurred in the United Kingdom during fiscal 2002 against these taxes. The remaining operating losses in the year ended December 31, 2002, are carried forward to future periods and we did not recognize a deferred tax asset with respect to these losses. See Note 6 of the Notes to the financial statements for a detailed reconciliation of the tax rate for 2002 and 2001.

As of December 31, 2002, we had and US federal losses of $22.3 million, various US state operating losses and United Kingdom net operating losses of approximately $18.4 million, which can be offset against future income. Our ability to use our US and United Kingdom net operating losses and credit carry forwards will depend upon the ability to generate future income within the US and the United Kingdom to utilize these losses and a portion of our US net operating losses are subject to annual limitations arising from a change of control as defined by s382 of the internal revenue code, as revised.

In addition to the United States and the United Kingdom, we have operating subsidiaries in several other countries, and each of these subsidiaries are taxed based on the laws of the jurisdiction in which they operate. Because taxes are incurred at the subsidiary level, and one subsidiary’s tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, our consolidated effective tax rate can vary significantly to the extent we reports tax losses in some subsidiaries and taxable income in others. We also assume that our profits generated in overseas jurisdictions are reinvested overseas. The payment of dividends or distributions by the subsidiaries to the United States may be subject to withholding taxes in the country of domicile and further taxation by federal or state authorities subject to the terms of relevant tax treaties.

Comparison of the Years Ended December 31, 2001 and 2000

Product Sales. Product sales for the year ended December 31, 2001 decreased 9% to $97.0 million compared to $106.7 million for the year ended December 31, 2000. Shipments for the year ended December 31, 2001 were $92.8 million compared to $112.2 million shipped in the prior year. The decline in sales and shipments in the year reflects the effects of the global slowdown in the semiconductor industry which commenced around the start of fiscal 2001, and would have been more pronounced had we not had a backlog of $83.1 million at the start of the fiscal year. Order levels dropped significantly in fiscal 2001 as our customers sharply reduced capital expenditures due to excess integrated circuit inventory levels and over capacity in the semiconductor industry. Revenues for year ended December 31, 2001 also include a $1.4 million cancellation fee.

Our sales by product are as follows:

	Year Ended December 31,

	2002	2001

PVD	48%	51%
CVD	8%	21%
Etch	34%	15%
Spares and service	10%	13%

Total	100%	100%

Sales outside of the United States accounted for approximately 68% and 73% of total revenues for the years ended December 31, 2001 and 2000, respectively.

License Revenues. License revenues of $350,000 in the year ended December 31, 2000 related to power supply technology.

Gross Margin on Product Sales. The gross margin on product revenues for the year ended December 31, 2001 was 46.7% as compared to 47.8% for the year ended December 31, 2000. Cost of sales for the year ended December 31, 2001 included $302,000 relating to the costs of a reduction in workforce and a non cash charge of $1.0 million with respect to write off of inventory associated with the current downturn in the semiconductor business. In addition, under utilization of manufacturing and customer support costs negatively affected the gross margin in the year ended December 31, 2001. Sales of higher margin products and a receipt of fees for order cancellations offset, somewhat, the factors contributing to the reduced gross margin.

Back to Index

Research and Development Expenses. Research and development expenses for the year ended December 31, 2001 were $9.7 million or 9.9% of total revenues compared with $8.4 million or 7.9% of total revenues for the prior year. The major focuses of our research and development effort was the development of new processes in further advancing our proprietary PVD, CVD and etch technologies as well as adding enhancements to our existing products.

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

Income from Operations. As a result of the decrease in revenue for the year ended December 31, 2001, income from operations decreased to  $14.2 million or 14.6% of revenue compared with $20.2 million or 18.8% of revenue in the prior year.

Other Income.  We earned $681,000 in connection with the sale of property that is no longer required for our operations.

Interest Expense, Net. Net interest expense was $154,000 for the year ended December 31, 2001 compared with net interest expense of $349,000 for the year ended December 31, 2000. The decrease in net interest expense in fiscal 2001 is due primarily to interest income received on increased cash balances offsetting interest expense on the bank term loan. In addition, interest cost on our 7 1/8% subordinated convertible notes decreased in 2001 compared to fiscal 2000 because certain of the notes were converted into common stock and the remaining notes were paid in full in October 2001.

Income Taxes.  For the year ended December 31, 2001, we recorded a tax charge of $3.4 million compared to $824,000 for year ended December 31, 2000 resulting in an effective income tax rate of 23.4% and 4.2%, respectively.

For the years ended December 31, 2001 and 2000, we generated a significant portion of our consolidated pre-tax income within the United Kingdom, which has a lower statutory rate of 30% compared to the US federal rate of 35%. In addition to the lower statutory rate, we utilized United Kingdom net operating losses in 2001 and 2000 for which no deferred tax asset had been recognized. While in fiscal 2000 all the profits generated within the United Kingdom were offset against net operating losses, only a residual amount of losses was available to offset against the fiscal 2001 profits. See Note 6 of the Notes to the financial statements for a detailed reconciliation of the tax rate for 2001 and 2000.

Liquidity and Capital Resources

At December 31, 2002, we had $42.6 million in cash and cash equivalents, compared to $44.7 million at December 31, 2001. The primary uses of cash in the year ended December 31, 2002 were operations, which used $6.9 million. In addition we invested $2.0 million in property, plant and equipment, net of retirements and repaid $8.0 million of our term loan facility with a British bank. In April 2002, our cash and cash equivalents were increased as a result of the sale of 1,093,348 shares of our common stock, in a private transaction with a group of institutional shareholders. The net proceeds that we received amounted to approximately $11.8 million. In addition, the effect of exchange rate changes was an increase of $5.4 million on our cash and cash equivalents at December 31, 2002.

As at December 31, 2002, we had a term loan from a British bank with a balance outstanding of 11.2 million British pounds and at December 31, 2001, two term loans totaling 16.2 million British pounds (approximately $18.2 million and $23.1 million, respectively, at the respective year end exchange rates). The term loan at December 31, 2002 bears interest at the three month London Interbank Borrowing Rate (LIBOR) plus 1.25% per annum (payable at an annual rate of 5.29% for the three month period ending March 27, 2003) and also carries no prepayment penalties. Under the terms of this loan we are required to pay an additional five equal installments of approximately $2.0 million per quarter commencing January 2003 and a final repayment of $8.1 million in March 2004.

Back to Index

The loan facility includes a financial covenant that we maintain the ratio of net borrowings to net worth at less than 0.5:1.0.  In addition,  we must maintain net interest cost at below 10% of profit before interest and taxes.  For the six month period ending June 30, 2003, the net interest cost covenant does not apply, and we will be allowed to incur net interest of 250,000 British pounds (approximately $405,000), but we must comply with the net interest cost covenant for the six month period ending December 31, 2003. If we incur interest expense and revenues do not increase in 2003 or costs are not reduced, we may not be in compliance with this covenant and there can be no assurance that the bank will grant us an additional waiver. The loan in question, however, matures in March 2004 and management believes that the failure to comply with the covenant will not result in an acceleration of the loan.

At December 31, 2002, our cash obligations and commitments relating to our debt obligations and lease payments are as follows ($’000):

	Less than 1 year	1 to 5 years	Greater than 5 years

Bank Loan	$8,050	$10,063	$—
Capital lease obligations	$601	$655	$—
Operating lease obligations	$1,777	$4,646	$2,211

With the exception of the above operating leases we have no off balance sheet financing activities.

Our cash balance of $42.6 million combined with cash generated by operations will be our primary source of liquidity. During the next 12 months, we may use a substantial part of our cash balance to fund our current obligations and our operations and to make scheduled principal payments of $2.0 million per quarter with respect to our bank debt. The amount of cash reserves that we will use to fund our operations will depend on how long the current downturn in the semiconductor industry will last and its severity and our ability to reduce our operating expenses..

If the downturn continues longer than anticipated, we will continue to rely on our cash resources to fund operations, but management believes that the current cash balances the availability of loans under the existing and new credit facilities and potential cost reduction efforts, will be sufficient to fund our operations for at least the next 12 months. In order to further strengthen our cash position, we may seek to raise additional debt or equity financing. There can be no assurance, however, that we will be able to raise any additional debt or equity financing on terms acceptable to us.

RISK FACTORS

You should carefully consider the following risk factors and other information contained or incorporated by reference in this prospectus before deciding to invest in our common stock. Investing in our common stock involves a high degree of risk. The risks and uncertainties described below may not be the only ones we face. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline, and you may lose all or part of your investment. Please see the “Special Note Regarding Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K.

The semiconductor industry is experiencing a protracted and continuing downturn, which has harmed and may continue to harm our sales and profitability.

We sell our products to the semiconductor industry, which is subject to sudden variations in product supply and demand. The industry is experiencing a protracted and continuing downturn at this time, the length and severity of which is difficult to estimate, but the downturn has significantly harmed our sales and may continue for the remainder of 2003, but  management does not know when conditions in the industry may improve. Even after the current downturn ends there can be no assurance that orders and sales will return to historical levels.

Generally, the timing, length and severity of the cycles in the semiconductor industry are difficult to predict. Semiconductor manufacturers may contribute to these cycles by misinterpreting conditions in the industry and over- or under-investing in semiconductor manufacturing capacity and equipment. We have little ability to anticipate or respond effectively to these industry cycles.

Downturns in the semiconductor industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions.

Back to Index

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

We will not be able to compete effectively if we fail to address the rapid technological change in the semiconductor industry.

The semiconductor industry and the semiconductor equipment industry are subject to rapid technological change and frequent introductions of enhancements to existing products, and if we are unable to develop and incorporate new technologies in our products, we will be unable to compete effectively and our business will be materially and adversely affected. Technological trends have had and will continue to have a significant impact on our business. Our results of operations and ability to remain competitive are largely based upon our ability to accurately anticipate customer and market requirements. Accordingly, we may be required to maintain a relatively high level of research and development spending, even at time of declining sales and profitability, in order to maintain our competitive position.

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

Back to Index

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

We have made significant investments in our low k technology, but the semiconductor industry has yet to adopt our technology.

We believe that our technology for the deposition of low k dielectrics is advanced compared to our competitors and we are dedicating significant resource to continue to lead in this field and to achieve the commercial sales of our low k systems. However, the physical characteristics of low k films make the manufacturing process significantly more difficult than with existing insulating materials and, as a result, device manufacturers have been slow to adopt the use of low k materials and this adoption has been delayed during the current downturn. Device manufacturers continue to find alternative methods to manufacture devices at smaller feature sizes, and forgo the development and use of low k materials. Also, there can be no assurance that the industry will adopt a CVD method for the deposition of low k films. Other technologies for which we do not manufacture equipment could also be use for the deposition of low k films. If we fail to continue to develop our low k CVD solution to achieve all the specifications required by device manufacturers, or our competitors develop competing low k solutions, then our ability to grow our revenues and market share from these products would be negatively affected.

Our operational results could be negatively affected by currency fluctuations.

We are based in the United Kingdom, and most of our operating expenses are incurred in British pounds. Our revenues, however, are generally denominated in US dollars, and to a lesser extent in euros, and we report our financial results in US dollars. Accordingly, if the British pound increases in value against the US dollar, our expenses as a percentage of revenues will increase and gross margins and net income will be negatively affected.

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

We believe that once a semiconductor manufacturer has selected a supplier’s equipment for a particular fabrication line, the manufacturer often will continue to rely on that supplier’s equipment for future requirements, including new generations of similar products. If we are unable to sell our products to potential customers who currently are using other suppliers’ equipment, it could be difficult for us to increase our revenues or market share. Changing from one equipment supplier to another may be expensive and may require a substantial investment of resources by the customer. Accordingly, we may experience difficulty in achieving significant sales to a customer using another supplier’s equipment. At the same time, however, we cannot assure you that our existing customers will continue to use our equipment in the future.

Back to Index

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

We depend on a number of sole suppliers for key components used in the manufacture of our products. If we are unable to obtain timely delivery of sufficient quantities of these components, we would be unable to manufacture our products to meet customer demand, unless we are able to locate replacement components. Most significantly, our Sigma® fxP™, Planar™ fxP™ and Omega™ fxP™ systems are designed around an automation module supplied by Brooks Automation. Due to the high cost of these modules we keep very few in inventory. If Brooks Automation fails to deliver the component on a timely basis, delivery of our Sigma® fxP™, Planar™ fxP™ and Omega™ fxP™ systems will be delayed and sales may be lost. If Brooks Automation is unable to deliver any such modules for a prolonged period of time, we will have to redesign our Sigma® fxP™ and Planar™ fxP™ systems so that we may utilize other wafer transport systems. There can be no assurance that we will be able to do so, or that customers will adopt the redesigned systems.

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

Any claim that our products infringe proprietary rights of others would force us to defend ourselves and possibly our customers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

•	lose or forfeit our proprietary rights;

•	stop manufacturing or selling our products that incorporate the challenged intellectual property;

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

To date our product sales in most fiscal years have been highly concentrated with a small number of customers. We may not be able to retain our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. There can be no assurance that these customers will continue to purchase systems and technology from us at current levels, or at all. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter.

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

From time to time, we may consider investments in complementary companies, products or technologies. While we have no current agreements or specific plans to do so, we may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	incur amortization expenses related to tangible assets and other intangible assets; or

•	incur large and immediate accounting write-offs.

Our operation of any acquired business will also involve numerous risks, including:

•	problems integrating the purchased operations, technologies or products;

•	unanticipated costs and liabilities for which we are not able to obtain indemnification from the sellers;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the purchased organizations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include our manufacturing, research and development and administrative cost base, which are predominately incurred in British pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. We constantly monitor currency exchange rates and match currency availability and requirements whenever possible. We may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at December 31, 2002 and December 31, 2001 we did not have any open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies in the year ended December 31, 2003 would have no material effect on revenues, which are primarily expressed in United States dollars and would increase operating costs and reduce cash flow by approximately $5.3 million. The same increase in the value of the British pound would increase the value of the net assets of we expressed in United States dollars by approximately $5.4 million. We have also received orders for revenue that are denominated in euros, therefore an increase in the value of the euro in relation to the United States dollar would effect the reported value of revenue. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality, some currencies may weaken while others may strengthen.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index included at “Item 15. Exhibits and Financial Statements Schedules and Reports on Form 8-K.”

Back to Index

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Back to Index

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

The information required by this item is included under “Proposal No. 1: Election of Directors,” “Other Information – Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” in our Definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is included under “Other Information – Executive Compensation” in our Definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included under “Other Information – Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included under “Transactions with Related Parties” in our Definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management team, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of this report. Based on that evaluation, our management, including the CEO and CFO, have concluded that our disclosure controls and procedures were effective as of December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their most recent evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part on likely future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Back to Index

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this annual report on form 10K

(1) Financial Statements

Report of Independent Auditors
Consolidated Balance Sheets--December 31, 2002, and 2001.
Consolidated Statements of Operations for the years ended December 31, 2002, 2001and 2000
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(3)	List of Exhibits

2.1
Share Purchase Agreement, dated July 17, 1996 (the “Share Purchase Agreement”), among the Company, Electrotech and the shareholders of Electrotech. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.2
Amendment No. 1 to the Share Purchase Agreement dated September 9, 1996. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.3
Amendment No. 2 to the Share Purchase Agreement dated October 16, 1996. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.4
Amendment No. 3 to the Share Purchase Agreement dated November 13, 1996. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.5
Agreement and Plan of Merger, between Trikon Technologies, Inc., a Delaware corporation, and Trikon Technologies, Inc., a California corporation. (Previously filed as Exhibit C to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, and incorporated herein by reference.)

3.1
Certificate of Incorporation of Trikon Technologies, Inc., a Delaware corporation. (Previously filed as Exhibit D to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, and incorporated herein by reference.)

3.2
By-laws of Trikon Technologies, Inc., a Delaware corporation. (Previously filed as Exhibit E to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, and incorporated herein by reference.)

4.1
Common Stock Purchase Warrant, dated May 23, 2001, granted by Trikon Technologies, Inc. to Spinner Global Technology Fund, Ltd. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2001, and incorporated by reference herein.)

Back to Index

10.1*
1991 Stock Option Plan of the Company, as amended to date. (Previously file as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, and incorporated herein by reference.)

10.2*
Employment Agreement, dated as of November 15, 1996, between that Company and Nigel Wheeler. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

10.3
Registration Agreement dated as of November 15, 1996 between the Company and Christopher D. Dobson. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

10.4
International Technology License and Sales Agreement between the Company and Anelva Corporation, dated February 7, 1992. (Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, and incorporated herein by reference.)†

10.5
Lease dated July 5, 1985 concerning the Company’s facilities at Newport, Gwent, United Kingdom, as assigned to Electrotech Limited effective January 19, 1995. (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein.)

10.6
M0RI(TM) Source Technology License Agreement between the Company and Applied Materials. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.7
FORCEFILL(TM) Technology License Agreement between Trikon Equipment Limited and Applied Materials. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.8
FORCEFILL(TM) Technology License Agreement between Trikon Technologies Limited and Applied Materials. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.9
M0RI(TM) Source Technology License Agreement between the Company and Lam Research Corporation. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.10*
Letter Agreement, dated as of May 14, 1998, between Christopher D. Dobson and the Company. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.)

10.11*
1998 Directors Stock Option Plan, as amended to date. (Previously filed as Exhibit B to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, and incorporated herein by reference).

10.12
Term Loan Agreement, dated March 6, 2001, between the Company and Lloyds TSB Bank plc. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.)

10.13
Amendment to Term Loan Agreement, dated October 8,  2001, between the Company and Lloyds TSB Bank plc. (Previously filed as an exhibit to the Company’s annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.)

10.14	Form of Stock Purchase Agreement and Schedule of Investors dated April 17, 2002 (previously filed as an exhibit to current report on form 8K filed April 19, 2002)

21¶	Subsidiaries of the Registrant

23.1¶	Consent of Ernst & Young LLP

24.1**	Power of Attorney

Back to Index

99.1¶
Certification of A. Nigel Wheeler, Chief Executive Officer, President and Chief Operating Officer of Trikon Technologies, Inc., dated March 25, 2003,  in accordance with 18 U.S.C. Section 1350 (as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002).

99.2¶
Certification of William J. Chappell, Senior Vice President and Chief Financial Officer of Trikon Technologies, Inc., dated March 25, 2003, in accordance with 18 U.S.C. Section 1350 (as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002).

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 14(a)3.

**	Set forth in the signature page hereto.

†	Certain portions of this exhibit have been omitted from the copy filed and are subject to an order granting confidential treatment with respect thereto.

¶	Filed herewith.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 2002.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2003

TRIKON TECHNOLOGIES, INC.

By: /s/ NIGEL WHEELER
Nigel Wheeler
Chief Executive Officer, President and Chief Operating Officer

By: /s/ WILLIAM J. CHAPPELL
William J. Chappell
Senior Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ NIGEL WHEELER	Chief Executive Officer, President and Chief Operating Officer and Director (Principal Executive Officer)	March 25, 2003
Nigel Wheeler

/s/ WILLIAM J. CHAPPELL	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting	March 25, 2003
William Chappell	Officer)

/s/ CHRISTOPHER D. DOBSON	Chairman of the Board, Director	March 25, 2003
Christopher D. Dobson

/s/ RICHARD M. CONN	Director	March 25, 2003
Richard M. Conn

/s/ STEPHEN N. WERTHEIMER	Director	March 25, 2003
Stephen N. Wertheimer

/s/ROBERT R. ANDERSON	Director	March 25, 2003
Robert R. Anderson

Back to Index

CERTIFICATIONS

I, A Nigel Wheeler, certify that:

1. I have reviewed this annual report on Form 10-K of Trikon Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ A NIGEL WHEELER
Chief Executive Officer, President
and Chief Operating Officer

Back to Index

CERTIFICATIONS (Continued)

I, William John Chappell, certify that:

1. I have reviewed this annual report on Form 10-K of Trikon technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ WILLIAM J CHAPPELL
William J Chappell
Senior Vice President
and Chief Financial Officer

Back to Index

Back to Index

REPORT OF INDEPENDENT AUDITORS

To:	The Stockholders and the Board of Directors of
Trikon Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Trikon Technologies, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trikon Technologies, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Bristol, England

Ernst & Young LLP January 17, 2003

Back to Index

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	December 31,

	2002	2001

Assets
Current assets
Cash and cash equivalents	$42,557	$44,667
Accounts receivable, less allowances of $149 and $53 at December 31, 2002 and 2001, respectively	8,948	19,775
Inventories	20,486	21,624
Prepaid and other current assets	2,671	3,084

Total current assets	74,662	89,150
Property, plant and equipment, net	19,636	20,425
Demonstration systems, net	2,669	2,962
Other assets	221	196

Total assets	$97,188	$112,733

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	3,595	$3,153
Accrued expenses	915	2,340
Warranty and related expenses	1,426	1,504
Current portion of long-term debt and capital lease obligations	8,651	9,636
Deferred revenue	1,169	5,106
Other current liabilities	3,862	5,032

Total current liabilities	19,618	26,771
Long-term debt and capital lease obligations, less current portion	10,717	15,606
Pension obligations	5,313	3,372
Other long term liabilities	1,020	1,531

Total liabilities	$36,668	$47,280
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock
Authorized shares -- 20,000,000
Series H Preferred Stock, no par value, $10 per share liquidation preference
Issued and outstanding – none at December 31, 2002 and 2001	—	—
Common Stock, no par value
Authorized shares – 50,000,000
Issued and outstanding –14,025,702 at December 31, 2002 and 12,855,279 at December 31, 2001	254,536	242,725
Accumulated other comprehensive loss	(8,400)	(9,774)
Deferred compensation	(569)	(2,086)
Accumulated deficit	(185,047)	(165,412)

Total stockholders’ equity	60,520	65,453

Total liabilities and stockholders’ equity	$97,188	$112,733

See accompanying notes to the consolidated financial statements.

Back to Index

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31

	2002	2001	2000

Revenues:
Product sales	$32,765	$97,046	$106,662
License revenues	50	—	350

	$32,815	$97,046	$107,012

Costs and expenses:
Cost of goods sold	24,490	51,749	55,847
Research and development	10,700	9,650	8,395
Selling, general and administrative.	19,537	21,492	22,617

	54,727	82,891	86,859

(Loss) income from operations	(21,912)	14,155	20,153
Other income	—	681	—
Interest:
Interest expense	(1,197)	(1,504)	(674)
Interest income.	1,309	1,350	325

(Loss) income before income tax (benefit) charge	(21,800)	14,682	19,804
Income tax (benefit) charge	(2,165)	3,432	824

Net (loss) income before cumulative effect of change in accounting principle.	(19,635)	11,250	18,980
Cumulative effect of change in accounting principle	—	—	(1,833)

Net (loss) income.	$(19,635)	$11,250	$17,147
Preferred dividend	—	141	1,026

Net (loss) income applicable to common shares.	$(19,635)	$11,109	$16,121

(Loss) earnings per common share data:
Basic:
(Loss) income applicable to common shares before cumulative effect of change in accounting principle	$(1.57)	$0.98	$1.82
Cumulative effect of change in accounting principle	—	—	(0.19)

Net (loss) income	$(1.57)	$0.98	$1.63

Diluted:
(Loss) income applicable to common shares before cumulative effect of change in accounting principle	$(1.57)	$0.88	$1.58
Cumulative effect of change in accounting principle	—	—	(0.16)

Net (loss) income	$(1.57)	$0.88	$1.42

Average common shares used in the calculation
- Basic	12,533	11,281	9,868
- Diluted	12,533	12,658	11,325

See accompanying notes to the consolidated financial statements.

Back to Index

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Series H Preferred Stock		Common Stock		Accumulated Deficit	Accumulated other comprehensive loss	Deferred Compensation	Total
	Shares	Amount	Shares	Amount

Balance at January 1, 2000	3,198	$31,979	9,404	$199,019	$(192,096)	$(2,177)	$(5,121)	$31,604
Exercises of employee stock options			49	44	—	—	—	44
Conversion of preferred stock	(2,839)	(28,398)	2,008	28,398	—	—	—	—
Conversion of convertible bond	—	—	204	2,685	—	—	—	2,685
Conversion of accrued preferred dividend	—	—	45	642	(642)	—	—	—
Amortization of restricted stock	—	—	—	—	—	—	1,518	1,518
Currency translation adjustments	—	—	—	—	—	(3,078)	—	(3,078)
Net income	—	—	—	—	17,147	—	—	17,147

Comprehensive income	—	—	—	—	—	—	—	14,069
Preference dividend	84	849	—	—	(849)	—	—	—

Balance at December 31, 2000	443	$4,430	11,710	$230,788	$(176,440)	$(5,255)	$(3,603)	$49,920
Issuance of stock, net of issuance costs	—	—	926	9,970	—	—	—	9,970
Exercises of employee stock options	—	—	71	57	—	—	—	57
Conversion of preferred stock	(186)	(1,863)	148	1,910	(97)	—	—	(50)
Redemption of preferred stock	(269)	(2,692)	—	—	—	—	—	(2,692)
Amortization of restricted stock	—	—	—	—	—	—	1,517	1,517
Currency translation adjustments	—	—	—	—	—	(994)	—	(994)
Deficit on defined benefit plan	—	—	—	—	—	(3,525)	—	(3,525)
Net income	—	—	—	—	11,250	—	—	11,250

Comprehensive income	—	—	—	—	—	—	—	6,731
Preference dividend	12	125	—	—	(125)	—	—	—

Balance at December 31, 2001	—	—	12,855	$242,725	$(165,412)	$(9,774)	$(2,086)	$65,453
Issuance of stock, net of issuance costs	—	—	1,093	11,736	—	—	—	11,736
Exercises of employee stock options	—	—	78	75	—	—	—	75
Amortization of restricted stock	—	—	—	—	—	—	1,517	1,517
Currency translation adjustments	—	—	—	—	—	5,069	—	5,069
Deficit on defined benefit plan	—	—	—	—	—	(3,695)	—	(3,695)
Net loss	—	—	—	—	(19,635)	—	—	(19,635)

Comprehensive loss	—	—	—	—	—	—	—	(18,261)

Balance at December 31, 2002	—	—	14,026	$254,536	$(185,047)	$(8,400)	$(569)	$60,520

See accompanying notes to the consolidated financial statements.

Back to Index

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Year Ended December 31

	2002	2001	2000

Operating activities
Net (loss) income.	$(19,635)	$11,250	$17,147
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of plant, equipment, leasehold improvements, and demonstration systems	5,279	3,618	2,858
Gain on sale of property plant and equipment.	(6)	(681)	—
Amortization of financing costs	—	27	28
Amortization of deferred compensation	1,517	1,517	1,518
Net recognized pension fund obligation		(152)
Provision for loss on accounts receivable	(96)	(51)	58
Changes in operating assets and liabilities:
Accounts receivable.	10,923	9,813	(14,124)
Inventories (including demonstration systems)	1,431	8,496	(12,966)
Other current assets	413	3,644	(4,558)
Sales returns	—	—	(3,664)
Restructuring cost	—	—	(183)
Accounts payable and other liabilities	(1,247)	(14,494)	12,136
Income tax payable	(1,585)	1,011	506
Deferred revenue	(3,937)	(4,224)	9,330

Net cash (used in) provided by operating activities	(6,943)	19,774	8,086
Investing Activities
Purchases of property, equipment and leasehold improvements	(2,098)	(4,578)	(7,027)
Proceeds from sale of property, equipment and leasehold improvements	107	1,008	—
Other assets and liabilities	(1,688)	(1,599)	(1,416)

Net cash (used in) provided by investing activities	(3,679)	(5,169)	(8,443)
Financing Activities
Issuance of stock	11,811	10,027	44
Preferred stock dividend	—	(50)	—
Redemption of preferred stock	—	(2,692)	—
Redemption of 7 1/8% convertible debt	—	(1,505)	—
Borrowings under bank credit lines	—	21,450	7,550
Repayments of borrowings under bank credit lines	(8,050)	(3,776)	(1,888)
Payments on capital lease obligations	(663)	(382)	(295)

Net cash provided by financing activities	3,098	23,072	5,411
Effect of exchange rate changes in cash	5,414	(86)	(1,905)

Net (decrease) increase in cash and cash equivalents	(2,110)	37,591	3,149
Cash and cash equivalents at beginning of year	44,667	7,076	3,927

Cash and cash equivalents at end of year	$42,557	$44,667	$7,076

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$1,157	$1,046	$554
Taxes (primarily foreign)	$1,133	$2,284	$172
Non-cash investing and financing activities:
Equipment acquired under capital lease	$182	$1,165	$914

See accompanying notes to the consolidated financial statement

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.	COMPANY INFORMATION, SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET ANALYSIS

Background

Trikon Technologies, Inc. and its subsidiaries (collectively the “Company”) operate in one segment, designing, manufacturing and servicing of front-end wafer processing semiconductor-manufacturing equipment. These products are used for chemical and physical vapor deposition and for etch applications and are sold to semiconductor manufacturers worldwide.

The consolidated financial statements of the Company include the accounts of its subsidiaries all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue Recognition

The Company derives its revenues from three sources – equipment sales, spare parts sales and service contracts, and adopted Staff Accounting Bulletin 101 (“SAB 101”) issued by the staff of the Securities and Exchange Commission, in fiscal 2000.

In accordance with SAB 101, revenues related to equipment sales are recognized upon shipment and transfer of title when the equipment has been pre-tested in the factory under conditions similar to which the customer intends to operate the equipment and meets all of the customers defined specifications. For new customers, or new products, revenue is recognized only on final acceptance unless the customer attends and approves the pre-testing procedures and the customer and the Company are satisfied that the performance of the equipment, once installed and operated, will continue to meet the customer-defined specifications. Equipment sold as demonstration or evaluation units are recognized as revenue on transfer of title and either final acceptance, or satisfactory completion of testing to demonstrate that the equipment meets all the customer defined specifications.

Equipment sales generally include the provision of installation and commissioning services, which are not essential to the functionality of the equipment but have contractual payment terms linked to the final acceptance. The Company defers revenue recognition on the portion of revenue contractually linked to final acceptance, or the fair value of the installation services, if greater, until after acceptance of the machine.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

	December 31,

	2002	2001

	(In thousands)

Customer service spares	$4,327	$3,550
Components	7,878	$11,442
Work-in-process	7,065	5,507
Finished goods	1,216	1,125

	$20,486	$21,624

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cash Equivalents

Cash equivalents represent short-term investments that are highly liquid, are of limited credit risk and have original maturities of three months or less when purchased.

Property, plant and equipment

Property, plant and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets (five years) or the lease term. Owned buildings are depreciated using the straight-line method over 50 years.

The components of property, plant and equipment are as follows:

	December 31,

	2002	2001

	(In thousands)

Land and buildings	$1,280	$1,145
Machinery and equipment	22,579	18,608
Furniture and fixtures	4,037	3,651
Leasehold improvements	11,628	10,455

	39,524	33,859
Less accumulated depreciation and amortization	19,888	13,434

	$19,636	$20,425

Cost of equipment under capital leases included in property and equipment at December 31, 2002 and 2001 was $2,183,000 and $1,956,000 respectively, and accumulated amortization was $736,000 and $342,000, respectively. Amortization expense under these leases is included in depreciation expense.

Demonstration Systems

Demonstration or evaluation systems are completed systems located at certain strategic customer sites or at the Company’s facilities. The Company provides these demonstration systems at no charge for a specified evaluation period. The customer pays all operating costs incurred during the evaluation period. At the conclusion of the agreed upon evaluation period, provided that the equipment performs to required specifications, management expects that the customer, while not obligated to do so, will purchase the system. Demonstration systems are stated at the lower of cost or estimated net realizable value and are depreciated on a straight-line method over four years, if the product is not sold after one year. Demonstration systems, net of depreciation, amounted to $2.7 million and $3.0 million at December 31, 2002 and 2001 respectively.

Accounting for Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.

Stock-based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to apply the provisions of Accounting Principles Board (‘APB’) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option plan. The Company is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its employee stock option plans, since stock options are granted at fair market value. The disclosures required by SFAS No. 123 and SFAS No. 148 are included in note 10 to these consolidated financial statements.

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Research and Development Costs

Research and development costs are expensed as incurred.

Foreign Currency Translation

The functional currency of most of the Company’s foreign subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the balance sheet date and translates the statement of operations items at the average exchange rate for the year. Translation adjustments are recorded as a component of stockholders’ equity in the line item “Accumulated other comprehensive loss” in the consolidated balance sheet. Transaction gains and losses, other than those that relate to transactions deemed to be of a long-term nature, are recognized in earnings. During the years ended December 31, 2002, 2001 and 2000, the transaction exchange gains (losses) credited to selling, general and administrative costs were $(2,100), $1,149,000 and $910,000, respectively.

Other current liabilities

The components of other current liabilities are as follows:

	December 31,

	2002	2001

	(In thousands)

Customer deposits	$2,403	$2,602
Payroll taxes	667	947
Income taxes	164	983
Other	628	500

Total	$3,862	$5,032

2	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No.143, “Accounting for Asset Retirement Obligations” addresses the accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial years commencing after June 15, 2002 and the adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a model for the disposal of long-lived assets from continuing and discontinued operations. The Company adopted this standard on January 1, 2002 and the adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

 In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position or results of operations

SFAS No. 148, “Accounting for stock based Compensation – Transition and disclosure” amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides for additional disclosures relating to the pro forma effects of fair value based accounting when accounting is based upon the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” The Company has included the additional disclosures of this standard in note 10 to these financial statements.

3	SEGMENT, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company operates in one business segment: designing, manufacturing and servicing of front-end wafer processing semiconductor-manufacturing equipment. All products and services are marketed within the geographic regions in which the Company operates. The Company’s current products and services qualify for aggregation under SFAS 131 ‘Disclosures about Segments of an Enterprise and Related Information’, as its products are manufactured and distributed in the same manner, have similar gross margins and are sold to the same customer base.

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Company’s revenue by geographic area to unaffiliated customers was as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)

North America	$10,728	$32,095	$29,180
Europe	21,112	57,536	68,484
Asia	975	7,415	9,348

Total	$32,815	$97,046	$107,012

Sales between geographic regions are accounted for at prices that provide a profit and are in accordance with the rules and regulations of the respective governing bodies. The geographic locations of the Company’s assets are as follows:

	December 31,

	2002	2001	2000

	(In thousands)
Long lived assets:
North America	$42	$57	$368
Europe	19,551	20,308	18,626
Asia	43	60	51

	$19,636	$20,425	$19,045

All identifiable assets:
North America	$6,656	$17,498	$9,559
Europe	90,158	94,893	85,920
Asia	374	342	215

	$97,188	$112,733	$95,694

The Company’s main facility is based in the United Kingdom and most of the Company’s products are shipped directly from the United Kingdom to the end geographic region. During the year ended December 31, 2002, 2001 and 2000 export sales of the Company originating from the United States were $2,380,000, $5,860,000 and $3,947,000 respectively.

Total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from one customer represented 11% of total revenue for the year ended December 31, 2002. Revenue from two customers represented 17% and 15% each of total revenue for the year ended December 31, 2001. Revenue from four customers represented 23%, 16% 12% and 11% each of total revenue for the year ended December 31, 2000.

4	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is comprised of net (loss) income, provisions for unfunded accumulated benefit obligations with respect to the Company’s defined benefit pension plan and currency translation losses as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)

Net (loss) income	$(19,635)	$11,250	$17,147

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Pension plan obligations	(3,695)	(3,525)	—
Foreign currency translation adjustments	5,069	(994)	(3,078)

Comprehensive (loss) income	$(18,261)	$6,731	$14,069

Accumulated other comprehensive income comprises:

	Year Ended December 31

	2002	2001	2000

	(in thousands)

Foreign currency translation adjustments	$1,180	$6,249	5,255
Pension plan obligations	7,220	3,525	—

Total	$8,400	$9,774	$5,255

5	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Year ended December 31

	2002	2001	2000

	(In thousands)
Numerator:
Net (loss) income before cumulative effect of change in accounting policy	$(19,635)	$11,250	$18,980
Cumulative effect of change in accounting policy	—	—	(1,833)

Net (loss) income	(19,635)	11,250	17,147
Dividend applicable to Preferred Stock	—	141	1,026

Net (loss) income applicable to common shares	$(19,635)	$11,109	$16,121

Denominator:
For basic earnings per share:
Weighted average shares outstanding	13,682	12,430	11,017
Restricted shares	(1,149)	(1,149)	(1,149)

	12,533	11,281	9,868

For diluted earnings per share:
Adjusted weighted average shares outstanding	12,533	11,281	9,868
Effect of dilutive securities:
Employee stock options	—	463	583
Restricted shares	—	914	874

	12,533	12,658	11,325

Basic and diluted earnings per share are calculated in accordance with SFAS 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for each period excludes 1,149,281 unvested shares of restricted common stock issued to the Company’s Chairman of the Board in 1998. Subject to certain conditions, the restricted stock will vest 100% upon the earlier of (i) May 14, 2003, or (ii) the sale of all or substantially all of the Company’s assets

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.	INCOME TAXES

The income tax (credit) charge consists of the following:

	Year Ended December 31

	2002	2001	2000

	(In thousands)
Current:
Federal	$—	$—	$11
State	109	110	1
Foreign	(1,672)	2,720	812

	$(1,563)	2,830	824
Deferred (foreign):	(602)	602	—

Total	$(2,165)	$3,432	$824

A reconciliation of income taxes (credited) charged at the federal rate (35% in all years) to actual income tax (credit) expense is as follows:

	Year Ended December 31

	2002	2001	2000

Income taxes at the federal income tax rate	(35.0)%	35.0%	35.0%
Foreign taxes at lower rates than the federal rate	4.4	(3.0)	(3.3)

	(30.6)	32.0	31.7
State taxes payable	0.5	0.7	0.2
Effect of Stock compensation amortization	2.4	3.6	2.7
Research and development credit	(0.8)	—	—
Change in valuation reserve due to:
Foreign Net operating losses utilized in the period	—	(6.4)	(23.5)
Foreign Net operating losses generated in the period	24.7	—	—
Domestic Net operating losses generated in the period	1.7	—	—
Other	(1.0)	(3.6)	(6.9)
Other	(6.8)	(2.9)	—

	(9.9)%	23.4%	4.2%

The (loss) income before income taxes of the Company’s non-US subsidiaries for the years ended December 31, 2002, 2001 and 2000 was approximately $(19,129,000), $14,415,000 and $19,822,000 respectively.

As of December 31, 2002, the Company had federal net operating loss carry forwards of approximately $22.3 million (adjusted for the estimated effects of a change of ownership under s382 of the internal revenue code of 1986, as revised (“the code”)) and California operating loss carry forwards of  $18.4 million. The net operating loss carryforwards will expire at various dates beginning in years 2008 through 2019, if not utilized. At December 31, 2002 the Company also had United Kingdom net operating loss carry forwards of approximately $18.4 million, which can be offset against future profits arising from the same business indefinitely.

Utilization of the net operating losses and credits that arose prior to the change of ownership under the code is subject to a substantial annual limitation due to limitations provided by the code and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the Company’s deferred tax liabilities and assets are as follows at December 31:

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	December 31

	2002	2001

	(in thousands)
Deferred tax assets:
Domestic:
Allowances and accruals not deducted for current taxes	$54	$56
Net operating loss carry forwards	9,460	5,802
Foreign:
Allowances and accruals not deducted for current taxes	488	501
Net operating loss carry forwards	5,519	57

	15,521	6,416
Less valuation reserve	(14,126)	(5,914)
Deferred tax liabilities:-
Domestic	—	—
Foreign:
Depreciation	(883)	(1,104)
Other	(512)	—

Net deferred tax (liability)	$—	$(602)

7	LONG-TERM DEBT

Long-term debt includes the following:

	December 31

	2002	2001

	(in thousands)

Bank debt	$18,112	23,725
Capital lease obligations	1,256	1,517

Total	19,368	25,242
Less current portion:	8,651	9,636

Long term portion	$10,717	$15,606

Bank Debt

During the year ended December 31, 2001, the Company entered into a three-year term loan facility of £15 million  (approximately $24.2 million at year-end exchange rates) from a British bank. The balance outstanding was 11,250,000 British pounds at December 31, 2002 ($18.1 million) compared to 15 million British pounds at December 31, 2001 (approximately $24.2 million). The term loan bears interest at the three month London Interbank Borrowing Rate (LIBOR) plus 1.25% (rate of 5.29% at December 31, 2002) per annum and also carries no prepayment penalties. Under the terms of this loan the Company is required to pay five equal quarterly installments of approximately 1,250,000 British pounds (approximately $2.0 million) per quarter commencing January 2003 and a final repayment of 5 million British pounds (approximately $8.0 million) in March 2004.

The loan facility includes financial covenants that require the Company to maintain the ratio of net borrowings to net worth at less than 0.5:1.0, and, for half year periods ending after June 30, 2003, to maintain net interest cost at below 10% of profit before interest and taxes. The Company is allowed to incur net interest of 250,000 British pounds (approximately $405,000) for the six months ending June 30, 2003.

In addition, during fiscal 2000, the Company entered a two-year term loan facility of 5 million British pounds (approximately $7.3 million at the year-end exchange rates), which was repaid in full by December 31, 2002.

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Company also has an overdraft (credit) facility with the same bank of up to 1.5 million British pounds for use against standby letters of credit and guarantees (approximately $2.4 million at the year end exchange rate). No amount was outstanding under this facility as at December 31, 2002 and 2001.

8.	COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases certain equipment under capital leases. The Company also leases its offices, manufacturing facilities and certain equipment under non-cancelable operating lease agreements. Certain leases are subject to escalation clauses based on applicable inflation indexes.

Future minimum lease payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2002:

	Capital Leases	Operating Leases

	(In thousands)

2003	$675	$1,777
2004	565	1,547
2005	188	1,085
2006	—	1,040
2007	—	974

	1,428	$6,423

Less amounts representing imputed interest	172

Present value of net minimum lease payments, including amounts classified as current	$1,256

Rental expense for operating leases was $1.8 million, $1.7 million and $1.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Contingencies:

In the ordinary course of business the Company is involved with various types of claims and legal proceedings, which may result in litigation, or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company’s financial position, cash flow or results of operations.

9.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable, capital lease obligations, and the convertible subordinated notes. The carrying amounts at December 31, 2002 of these financial instruments approximates their fair value,

The Company from time to time enters into foreign exchange contracts of a short-term nature (typically 1 month or less) that are generally matched to the estimated collection of accounts receivable. These contracts are generally for the sale of U.S. Dollars into British pounds. No contracts were outstanding at December 31, 2002 or 2001. The Company has not entered into any other derivative financial instrument and does not hold or use financial instruments for speculative purposes

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Company’s exposure to concentration of credit risk arises primarily from its accounts receivables. Accounts receivable consist primarily of amounts due from original equipment manufacturers, end use customers, and distributors within the Company’s industry. At December 31, 2002 three customers represented 37%, 12% and 12% of the total accounts receivable. At December 31, 2001 three customers represented   21%, 19%, and 12% of the total accounts receivable. The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company does not require collateral. Credit losses have been within management’s expectations and an estimate of un-collectible accounts has been provided for in the financial statements.

10.	STOCKHOLDERS EQUITY

Preferred Stock

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board of Director’s discretion.

Restricted Stock

In connection with the consummation of a capital reorganization in fiscal 1998, the Company issued 1,149,281 shares of restricted Common Stock to the Company’s Chairman of the Board. Subject to certain conditions, the restricted stock will vest 100% upon the earlier of (i) May 14, 2003, or (ii) the sale of all or substantially all of the assets of the Company. The restricted stock represents approximately 8% of the outstanding Common Stock (after giving effect to the elimination of the restrictions on the stock). The restricted stock was valued at $7.6 million based upon average traded prices immediately after the grant. This amount has been accounted for as an addition to Common Stock and as deferred compensation within the Statement of Shareholders Equity. The deferred compensation is being amortized on a straight-line basis over a five-year period resulting in a charge against operations of $1.5 million during each of the years ended December 31, 2002, 2001 and 2000.

Warrants

In connection with the sale of 925,930 common shares to an institutional investor in May 2001, the Company issued warrants for the purchase of 92,593 shares of common stock. The warrants are valid for four years and expire May 23, 2005. The warrants have an exercise price of $13.50. In the event that the volume weighted average market price exceeds $21.60 for any 30-day consecutive period, with a minimum daily trading volume of 200,000 shares, the Company can force the exercise of the warrant.

Stock Options

In October 1996, the Company changed its “Non-Qualified” Employee Option Plan to an Incentive Stock Option Plan (the “Option Plan”). At the Annual Meetings of Shareholders held on June 14, 1999, May 31, 2000 and May 15, 2001, the number of shares of Common Stock reserved for issuance under the Option Plan was increased from 887,000 to 1,050,000 then to 1,500,000 and then to 2,250,000 respectively, at each of these dates. The Company also has a Directors Plan that initially provided for the issue of up to 50,000 shares of Common Stock to Non-Employee Directors. At the Annual Meetings of Shareholders held on May 16, 2002, the number of shares of Common Stock reserved for issuance under the Option Plan was increased to 150,000. The Option Plans provide options to purchase shares of the Company’s Common Stock for officers, directors, and employees, at an exercise price equal to the fair market value on the date of grant as determined by the Board of Directors. The shares issued under the Option Plan and Directors plan shall become vested over periods up to five years and have a maximum term of ten years. A summary of the changes in the status of options is as follows:

	Options Outstanding	Price Range Per Share			Weighted Average Price Per Share

Outstanding at January 1,2000	756,254	0.31	-	14.38	3.38
Granted	239,700	10.7	-	25.25	15.94
Cancelled.	(26,489)	1.25	-	14.38	5.87

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Exercised	(48,177)	0.31	-	14.38	0.92

Outstanding at December 31, 2000	921,288	0.31	-	25.25	6.71
Granted	197,970	9.44	-	12.1	10.82
Cancelled.	(49,666)	0.47	-	14.38	9.91
Exercised	(70,948)	0.46	-	6.25	0.80

Outstanding at December 31, 2001	998,644	0.31	-	25.25	7.78
Granted	412,808	5.09	-	14.34	13.18
Cancelled.	(71,323)	1.25	-	14.81	12.39
Exercised	(77,586)	0.46	-	1.41	0.97

Outstanding at December 31, 2002	1,262,543	0.31	-	25.25	9.70

At December 31, 2002, 2001 and 2000, 656,429, 473,199 and 316,840 shares were exercisable at weighted-average prices of $7.12, $6.22 and $4.89 respectively. There were 827,882 option shares available for grant under the Option Plan and 86,150 under the Directors Plan at December 31, 2002.

Information regarding stock options outstanding as of December 31, 2002 is as follows:

Price Range	Options Outstanding		Options Exercisable

Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price

From $0.31 to $9.99	$1.92	6.47	371,845	$1.50
$10.00 to $25.25	$13.72	8.19	284,584	$14.45

Stock Based Compensation Expense

The Company has estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: Risk-free interest rates of 2.46%, 4.04%, and 7.1%; a zero dividend yield in all three years; volatility factors of the expected market price of the Company’s Common Stock of 91.5%, 63.1% and 112.5% and an expected life of the options of 3.8 years, 3.9 years and 4.2 years. These assumptions resulted in weighted-average fair values of $6.35, $4.02, and $5.23 per share for stock options granted in 2002, 2001, and 2000, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options; therefore, the Black-Scholes option-pricing model may not provide a reliable measure of the fair value of the Company’s options. If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in fiscal 2000, 2001 and 2002 in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net result and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31

	2002	2001	2000

	(In thousands except per share data)

Net (loss) income as reported	$(19,635)	$11,250	$17,147
Compensation expense included in determination of reported net income	—	—	—
Pro forma compensation expense calculated on the fair value method	1,354	879	1,245

Pro forma net (loss) income	$(20,989)	$10,371	$15,902

Pro forma (loss) earnings per common share:
Basic:

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Loss) income applicable to common shares before
Cumulative effect of change in accounting principle	$(1.67)	$0.92	$1.80
Cumulative change in accounting principle	—	—	(0.19)

Net (loss) income	$(1.67)	$0.92	$1.61

Diluted:
(Loss) income applicable to common shares before
Cumulative effect of change in accounting principle	$(1.67)	$0.82	$1.56
Cumulative change in accounting principle	—	—	(0.16)

Net (loss) income	$(1.67)	$0.82	$1.40

11.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

General

The Company operates multiple pension arrangements for its employees in the various geographic locations in which is operates. With the exception of the United Kingdom all these plans are defined contribution schemes operated in accordance with local rules.

United Kingdom Defined Benefit Pension Plan

The Company operated a pension plan known as “The Electrotech Retirement Benefits Scheme” (“the Plan”), which undertook to provide retirement benefits to participating employees based upon their final pensionable salary. The assets of the Plan are administered by the Trustees and do not belong to the Company.

In March 2001, the Company decided to curtail the Plan effective April 6, 2001. As a result, participants did not earn additional defined benefits for service after April 6, 2001. In July 2002 the Company entered into a definitive agreement with the trustees of the Plan to settle its obligations with respect to the Plan. As a result of this agreement, the Company irrevocably paid to the plan $1.4 million in August 2002 and an additional $0.3 million in September 2002. Subsequent to the year end the Company paid an additional $1.1 million in March 2003. The Company is not entitled to any refund of these, or other amounts which are held in trust for the members of the plan. The Company continues to be liable for any shortfall in the plan assets that arise, for any reason, prior to actual distribution to the members. As a result the Company has concluded that while the terms of the definitive agreement, and the actual cash transfer to the trustees, constitutes an irrevocable action that relieves the Company of the primary pension obligation, the Company has not eliminated the significant risks related to the pension benefit obligation during the year. As a result the Company, in accordance with SFAS No. 88, ‘Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits’, has not recorded a settlement charge to the income statement in the year, except for approximately 12% of the fund for which annuities were purchased and hence a partial settlement, which resulted in a settlement charge to earnings of $243,000.

As part of the agreement to wind up the plan in October 2002 the Company placed in an escrow account $390,000 for the payment of the costs of windup and has purchased indemnity insurance for the benefit of the trustees of the pension plan. These additional costs, totaling $497,000, have been included within selling, general and administrative expenses.

Information required in respect of the net periodic benefit cost and related obligation determined in accordance with SFAS No. 87, SFAS No. 88 and SFAS No. 132 is given below. Assumptions used to determine the net periodic benefit cost and related benefit obligations are as follows.

	Years ended December 31

	2002	2001	2000

Discount rate	5.60%	6.00%	6.00%
Long term rate of return on plan assets	7.50%	7.50%	7.50%
Increase in compensation levels	0.00%	5.00%	5.00%

The actuarial calculations in respect of the Plan assume a rate of increase of pensions in payment accrued after April 6, 2000 of 2.50%. Fixed pension increase rates apply for pension in respect of service before that date.

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The components of net benefit expense are detailed in the table below.

	Year Ended December 31,

	2002	2001	2000

	(in Thousands)

Service cost	$—	$82	$329
Interest cost on benefit obligation	849	868	846
Expected return on plan assets	(849)	(826)	(691)
Settlement loss	243	—	—
Net amortization and deferral:
- recognized losses	78	57	51

Net benefit expense	$321	$181	$535

The funded status of the Plan is summarized in the table below.

December 31,

	2002	2001

	(in thousands)

Actuarial present value of accumulated benefit obligation	$15,620	$13,703

Projected benefit obligation	15,620	13,753
Fair value of plan assets	10,308	10,331

Benefit obligation in excess of plan assets	5,312	3,422
Unrecognized prior service cost	—	—
Unrecognized net loss	(7,220)	(3,574)

Net amount recognized at end of year	$(1,908)	$(152)

The Company amortizes the unrecognized net loss or gain as a component of pension costs, to the extent that the unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market related value of plan assets. The Company historically amortized this adjusted gain or loss over the remaining service life of the participants of the Plan. As the plan was curtailed in April 2001 this basis of amortization is no longer appropriate and as a result the Company amortizes the deficit over the remaining average life expectancy of the inactive participants.

The accumulated benefit obligation exceeded the fair value of the Plan assets at December 31, 2002 and 2001 and accordingly the Company recognized an additional minimum liability, and, as there was no unrecognized prior service cost, an equal amount was charged to other comprehensive income.

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Change in benefit obligation

	Year Ended December 31

	2002	2001

	(in thousands)

Benefit obligation at start of year	$13,753	$14,384
Translation difference	1,571	(361)
Service cost	—	82
Interest cost	849	868
Contributions by plan participants	—	46
Actuarial losses (gains)	718	(111)
Impact of curtailment	—	(1,080)
Impact of settlement	(1,211)	—
Benefits paid	(60)	(75)

Benefit obligation at end of year	$15,620	$13,753

Change in plan assets

	Year Ended December 31

	2002	2001

	(in thousands)

Fair value of plan assets at start of year	$10,331	$10,390
Translation difference	1,119	(265)
Actual (loss) return on plan assets	(1,553)	(1,824)
Contributions by plan participants	—	46
Contributions by employer	1,925	2,059
Settlement	(1,454)	—
Benefits (paid)	(60)	(75)

Fair value of plan assets at end of year	$10,308	$10,331

Defined Contribution Pension Arrangements

In November 1993, the Company established a 401(k) plan covering substantially all of its U.S. employees. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation. Company contributions are voluntary and at the discretion of the Board of Directors. There were no contributions made by the Company for the years ended December 31, 2002, 2001, and 2000.

In the United Kingdom the Company also operates a defined contribution pension Plan, which allows for employees to contribute part of their compensation to the plan. The Company also makes contributions to this scheme on behalf of the employees and total Company contributions for the years ended December 31, 2002, 2001 and 2000 amounted to $689,000 $588,000 and $333,000 respectively.

There are no other post retirement benefits provided to employees.

Back to Index

TRIKON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.	UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

Quarter	Fiscal
	First	Second	Third	Fourth	Year

2002
Net sales	$8,000	$8,512	$4,506	$11,797	$32,815
Gross margin	$2,229	$3,045	$99	$2,952	$8,325
Net loss	$(3,783)	$(4,676)	$(7,073)	$(4,103)	$(19,635)
Net (loss) applicable to common shares	$(3,783)	$(4,676)	$(7,073)	$(4,103)	$(19,635)
(Loss) per diluted share	$(0.32)	$(0.37)	$(0.55)	$(0.32)	$(1.57)
2001
Net sales	$37,648	$27,653	$19,738	$12,007	$97,046
Gross margin	$18,208	$14053	$9,432	$3,604	$45,297
Net Income (loss)	$6,763	$3,842	$894	$(249)	$11,250
Net income (loss) applicable to common shares	$6,682	$3,782	$894	$(249)	$11,109
Income (loss) per diluted share	$0.56	$0.30	$0.07	$(0.02)	$0.88

Back to Index

TRIKON TECHNOLOGIES, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2002, 2001 and 2000

		Additions		Deductions

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Amount Charged to Reserve Net of Reinstatement	Balance at End of Period

Year ended December 31, 2002
Allowance for doubtful items	$53,000	$96,000	$—	$—	$149,000
Year ended December 31, 2001
Allowance for doubtful items	$104,000	$(20,000)	$—	$31,000	$53,000
Year ended December 31, 2000
Allowance for doubtful items	$46,000	$58,000	$—	$—	$104,000