Form 10-Q
period 2003-03-31
TRIKON TECHNOLOGIES INC
filed 2003-05-15
CIK 868326

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to ____________________________________

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

Yes       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes       No

As of May 6, 2003, the total number of outstanding shares of the Registrant’s common stock was 14,032,320.

Trikon Technologies, Inc.

Back to Index

Trikon Technologies, Inc.

PART 1 -   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2003	December 31, 2002

	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$37,729	$42,557
Accounts receivable, net	5,507	8,948
Inventories, net	18,509	20,486
Prepaid and other current assets	2,619	2,671

Total current assets	64,364	74,662
Property, equipment and leasehold improvements, net	18,172	19,636
Demonstration systems, net	2,912	2,669
Other assets	185	221

Total assets	$85,633	$97,188

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,038	$4,510
Current portion of long-term debt	16,389	8,651
Deferred revenue	981	1,169
Other current liabilities	3,950	5,288

Total current liabilities	26,358	19,618

Long-term debt less current portion	495	10,717
Pension obligations	4,771	5,313
Other non-current liabilities.	955	1,020

Total liabilities	32,579	36,668
Shareholders’ equity:
Preferred Stock:	—	—
Authorized shares — 20,000,000
Issued and outstanding — Nil at March 31, 2003 and December 31, 2002
Common Stock, no par value:	254,540	254,536
Authorized shares — 50,000,000
Issued and outstanding — 14,031,322 at March 31, 2003 and 14,025,702 at December 31, 2002
Accumulated other comprehensive loss	(8,986)	(8,400)
Deferred compensation	(190)	(569)
Accumulated deficit	(192,310)	(185,047)

Total shareholders’ equity	53,054	60,520

Total liabilities and shareholders’ equity	$85,633	$97,188

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Index

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except for share data)

	Three Months ended

	March 31, 2003	March 31, 2002

Revenues:
Product revenues	$5,104	$8,000
Costs and expenses:
Cost of goods sold	4,340	5,771
Research and development	2,318	2,279
Selling, general and administrative	4,800	4,935
Settlement of pension liabilities and related expenses	706	—

	12,164	12,985
Loss from operations	(7,060)	(4,985)
Foreign currency (losses) gains	(278)	111
Interest income (expense), net	98	(7)

Loss before income tax charge (credit)	(7,240)	(4,881)
Income tax charge (credit)	24	(1,098)

Net loss	$(7,264)	$(3,783)

Loss per share data:
Basic:	$(0.56)	$(0.32)
Diluted:	$(0.56)	$(0.32)
Weighted average common shares used in the calculation:
Basic:	12,880	11,720
Diluted:	12,880	11,720

See Notes to Condensed Consolidated Financial Statements.

Back to Index

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months ended

	March 31,	March 31,

	2003	2002

Operating Activities
Net loss	$(7,264)	$(3,783)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property plant and equipment	1,160	1,143
Amortization of deferred compensation	379	379
Provision for loss on accounts receivable	20	—
Changes in operating assets and liabilities:
Accounts receivable	3,421	5,704
Inventories (including demonstration systems)	1,734	40
Other current assets	52	731
Accounts payable and other liabilities	(810)	452
Income tax payable	—	(799)
Pension obligations	(542)	—
Deferred revenue	(188)	(3,340)

Net cash (used in) provided by operating activities	(2,038)	527
Investing Activities
Purchases of property, equipment and leasehold improvements	(101)	(114)
Other assets and liabilities	(29)	(61)

Net cash used in investing activities	(130)	(175)
Financing Activities
Issuance of common stock	4	32
Repayments under bank credit lines	(1,975)	—
Payments on capital lease obligations	(166)	(151)

Net cash used in financing activities	(2,137)	(119)
Effect of exchange rate changes in cash	(523)	(1,697)
Net decrease in cash and cash equivalents	(4,828)	(1,464)
Cash and cash equivalents at beginning of period	42,557	44,667

Cash and cash equivalents at end of period	37,729	$43,203

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Index

Trikon Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

NOTE A	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Trikon Technologies, Inc. (the “Company”) and its subsidiaries.  All material intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Commencing in the first quarter of fiscal 2003 the Company has identified, on the face of the statement of operations, foreign currency gains and losses as a separate item after operating result but before income/loss before tax in the current period.  Certain prior-year amounts have been reclassified to conform to current-year presentation.

NOTE B	RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” addresses the accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial years commencing after June 15, 2002 and the adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The Company adopted this standard on January 1, 2002 and the adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

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

SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides for additional disclosures relating to the pro forma effects of fair value based accounting when accounting is based upon the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has included the additional disclosures required by this standard in note H to these condensed financial statements.

Back to Index

NOTE C	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value.  The components of inventory consist of the following:

	March 31, 2003		December 31, 2002

	$	’000	$	’000
Customer service spares		$3,512		$4,327
Components		7,659		7,878
Work in process		7,338		7,065
Finished goods		—		1,216

		$18,509		$20,486

NOTE D	COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended

	March 31, 2003		March 31, 2002

	$	’000	$	’000
Net loss		$(7,264)		$(3,783)
Foreign currency translation adjustments		(586)		(1,634)

Comprehensive loss		$(7,850)		$(5,417)

NOTE E	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

	March 31, 2003	March 31, 2002

Numerator ($’000):
Net loss	$(7,264)	$(3,783)

Denominator (thousands):
Weighted average shares outstanding	14,029	12,869
Restricted stock	(1,149)	(1,149)

Denominator for basic and fully diluted earnings per share	12,880	11,720

Basic and diluted earnings per share are calculated in accordance with SFAS 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for each period excludes 1,149,281 unvested shares of restricted common stock issued to our Chairman of the Board in 1998.  Such shares of restricted stock vested on May 14, 2003.

The effect of the Company’s potential common shares from the Company’s stock option program and the restricted stock are excluded from the diluted shares calculation in accordance with SFAS 128 as they are antidilutive when a loss is incurred.

Back to Index

NOTE F	PREFERRED STOCK

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board’s discretion.

NOTE G	SETTLEMENT OF DEFINED BENEFIT PENSION PLAN

During the quarter ended March 31, 2003 the Company continued to settle the liabilities of the defined benefit pension plan. A settlement charge in accordance with SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, of $555,000 was incurred in the quarter. Additionally, the Company incurred  $151,000 for costs relating to the wind up of the plan.

A cash contribution was made to the plan in March 2003 of  $1.1 million. At March 31, 2003, pension obligations consisted of:

	March 31, 2003		December 31, 2002

	$	’000	$	’000
Unrecognized loss		$7,220		$7,220
Recognized at end of period		(2,449)		(1,908)

Benefit obligation in excess of plan assets		$4,771		$5,312

NOTE H	STOCK BASED COMPENSATION EXPENSE

The Company has estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options; therefore, the Black-Scholes option-pricing model may not provide a reliable measure of the fair value of the Company’s options. If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in the first quarter of the current and prior period quarter in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net result and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended

	March 31, 2003	March 31, 2002

Net (loss) income as reported	$(7,264)	$(3,783)
Compensation expense included in determination of reported net income	—	—
Pro forma compensation expense calculated on the fair value method	(348)	(338)

Pro forma net (loss) income	$(7,612)	$(4,121)

Pro forma (loss) earnings per common share:
Basic:	$(0.59)	$(0.35)
Diluted:	$(0.59)	$(0.35)

Back to Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, the length and severity of the continuing downturn in the semiconductor industry, the long sales cycle and implementation periods for Trikon’s systems, the acceptance of Trikon’s technologies and products, Trikon’s ability to respond to technological change, Trikon’s dependence on a limited number of customers and other factors such as those set forth under the heading risk factors and the other risks and uncertainties described from time to time in our public announcements and SEC filings, including, without limitation, our Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

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

SIGNIFICANT ACCOUNTING POLICIES

General

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, income taxes, and warranty and installation obligations. We base our estimates and judgments on historical experience and on various other factors which we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, foreign currency translation, the valuation of inventories including demonstration systems and accounting for the costs of installation and warranty obligations to be critical accounting policies due to the estimation process included in each such policy.

Revenue Recognition

We recognize revenues from equipment sales when persuasive evidence of an arrangement exists, the price of the goods and services being sold is fixed or determinable, delivery has occurred or services rendered and we are reasonably assured that we will collect payment. Generally, we recognize revenue on shipment, as the equipment is pre-tested in the factory prior to shipment and our terms of business are FOB factory. For new customers, or new products, revenue is recognized on shipment only if the customer attends and approves the pre-shipment testing procedures and we, and the customer, are satisfied that the performance of the equipment, once installed and operated, will meet the customer-defined specifications. Generally, even with new customers, we recognize the revenue on shipment because the customer attends and approves the pre-shipment testing.  The amount of revenue recorded is reduced by the amount of any customer retention (typically between 10% and 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retentions deferred at March 31, 2003 was $1.0 million compared to $1.1 million at December 31, 2002. The provision of installation and commissioning services are not considered essential to the functionality of the equipment.

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

Foreign Currency Translation

Most of our operations are located within the United Kingdom and most of our costs are incurred in British pounds. However our system sales are generally in US dollars and, to a lesser extent, in euros and we report in US dollars. As a result, fluctuations in the exchange rate between the US dollar and the British pound have a significant effect on our reported earnings and net asset position. We have determined that the functional currency for all UK operations is the British pound and as a result our actual expenses expressed in US dollars will fluctuate with changes in foreign currency exchange rates and result in currency gains and losses, which are charged to net income. Changes in the value of non-US net assets as a result of these movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the balance sheet.

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

A major component of the estimate of inventory reserves is our estimate related to future customer demand, technological and or market obsolescence, the equipment operating life at the customer and general semiconductor market conditions. If future customer demand or market conditions are less favorable than our projections then additional inventory write-downs may be required, and these would be reflected in cost of sales in the period the reserves were adjusted.

Installation and Warranty

Our contracts cover on-site installation services and provide for a warranty of the machine. Generally we accrue for the costs of installation and commissioning services at the time of revenue recognition.  Our standard warranty period varies from 12 to 24 months, depending on a number of factors including the specific equipment purchased. We account for the estimated warranty cost as a charge to cost of sales at the time we recognize revenue. The warranty cost is based upon historic product performance and is based on a rolling 12-month average historic cost per machine per warranty month outstanding. We also recalculate the warranty liability for all remaining systems still under warranty using the most recent historic average and the difference is included as a component of cost of sales. We do not maintain any general reserves for warranty obligations. Actual performance in the future may vary from historic costs, including the identification of defects not currently identified, which could result in adjustments to our warranty reserves in future periods that are more volatile than in recent years.

Back to Index

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended

	March 31, 2003	March 31, 2002

Product revenues	100%	100.0%
Cost of goods sold	85.0	72.1

Gross margin	15.0	27.9
Operating expenses:
Research and development	45.4	28.5
Selling, general and administrative	94.1	61.7
Pension liability settlement and other related charges	13.8	—

Total operating expenses	153.3	90.2

Loss from operations	(138.3)	(62.3)
Foreign currency (losses) gains	(5.4)	1.4
Interest income (expense), net	1.9	(0.1)

Loss before income tax (charge) credit	(141.8)	(61.0)
Income tax (charge) credit	(0.5)	13.7

Net loss	(142.3)%	(47.3)%

REVENUES.  Product revenues for the three months ended March 31, 2003 decreased by 36% to $5.1 million compared to $8.0 million for the three months ended March 31, 2002. Shipments for the first quarter of fiscal 2003 were $4.9 million compared to $4.7 million in the first quarter of the prior year. Our customers continue to be cautious regarding their capital expenditure plans and orders for our products remained depressed. The protracted and continuing global slowdown in the semiconductor industry will continue to result in depressed levels of revenue for fiscal 2003.

Sales outside of the United States accounted for approximately 30% and 73% of total revenues in the three-month periods ended March 31, 2003 and March 31, 2002, respectively.  We expect that sales outside of the United States will continue to represent a significant percentage of our product sales through 2003.  In addition, because of the large unit price associated with our systems, we anticipate that our product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped may fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold can also change from quarter to quarter.  Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

Our sales by product are as follows:

	Three Months Ended March 31,

	2003	2002

PVD	0%	48%
CVD	51%	12%
Etch	4%	18%
Spares and service	45%	22%

Total	100%	100%

Back to Index

GROSS MARGIN.  The gross margin on product revenues for the three-month period ended March 31, 2003 was 15.0% as compared to 27.8% for the three-month period ended March 31, 2002. The depressed gross margin percentage continues to be attributable to the under utilization of fixed manufacturing and customer support facilities and personnel due to the significant decrease in sales and shipments.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses for the three months ended March 31, 2003 were $2.3 million or 45.4% of total revenues compared with $2.3 million or 28.5% of total revenues for the three months ended March 31, 2002. The major focus of our research and development efforts continues to be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies, especially the development of our low k technology, as well as adding enhancements to our existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for the three months ended March 31, 2003 were $4.8 million, or 94.1% of total revenues, compared to $4.9 million, or 61.7% of total revenues, in the three months ended March 30, 2002. The increase in selling, general and administrative expenses as a percentage of revenues is attributable to the significant decrease in revenues in the three-month period ended March 31, 2003.  In absolute dollars, however, the reported selling, general and administrative expenses decreased 3% as compared to the comparable period in the prior year.  However, as we incur most of our expenditures in British pounds, and the average US dollar exchange rate compared to the British pound has weakened by 11% in the first quarter of fiscal 2003 compared to the prior year thereby reducing the stated amount of savings. The cost savings in British pounds in the current quarter compared to the same quarter in the prior year were 14%.

RESULT FROM OPERATIONS.  As a result of the decrease in revenue for the three months ended March 31, 2003, combined with the current fixed operating cost structure of the business and the settlement charge and related expenses relating to the pension liability settlement of $706,000, we incurred a loss from operations of $7.1 million in the three months ended March 31, 2003 compared to $5.0 million in the three months ended March 31, 2002.

With respect to the pension plan, we are continuing the process to settle the remaining liability and expect that a further non-cash charge of approximately $2.5 million will be included within operating expenses during the second or subsequent quarters, although this charge could increase should actuarial and other factors affecting the settlement of these liabilities change between the balance sheet date and the actual date of final settlement.

In April 2003 we announced a cost reduction program to achieve savings of approximately $1 million per quarter, which we expect to have completed by May 31, 2003. The cost savings achieved will reduce both cost of sales, selling general and administration expenses, and to a lesser extent research and development expenses. There can be no assurance, however, that we will be able to achieve the projected cost savings and new sales initiatives will result in increased selling expenses.

INTEREST INCOME (EXPENSE), NET.  Net interest income was $98,000 for the three months ended March 31, 2003 compared with net interest expense of $7,000 for the three months ended March 31, 2002. While our average cash balances were similar during the first quarter of the current year and the prior year, our borrowing decreased resulting in less interest expense in the current year as compared to the prior year. Furthermore, we have been more proactive in the management of our cash and cash equivalents, resulting in better rates being earned.

INCOME TAXES.  For the three months ended March 31, 2003, we recorded a tax charge of $24,000 compared with a tax credit of $1.1 million for the three months ended March 31, 2002. We expect to report a small tax charge for the fiscal year ending December 31, 2003 which will consist solely of foreign taxes for which no carry forward net operating losses are available. In estimating the tax rate for the three months ended March 31, 2003, we have not provided any benefit for the deferred tax asset arising from operating losses generated that can only be offset against future profits.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had $37.7 million in cash and cash equivalents, compared to $42.6 million at December 31, 2002. The primary uses of cash in the three months ended March 31, 2003 were operations, which used $2.0 million. In addition we invested $0.1 million in property, plant and equipment and repaid $2.1 million of our term loan facility with a British bank and our leasing obligations. In addition, currency translation adjustments resulted in a  $0.5 million decrease in our cash and cash equivalents at March 31, 2003.

As at March 31, 2003, we had a term loan from a British bank with a balance outstanding of 10.0 million British pounds compared to 11.2 million British pounds at December 31, 2002, (approximately $15.8 million and $18.2 million, respectively at the respective period end exchange rates).  The term loan at March 31, 2003 bears interest at the London Interbank Borrowing Rate (LIBOR) plus 1.25% (presently payable at the rate of 4.93%) per annum and also carries no prepayment penalties. Under the terms of this loan, we are required to pay an additional four equal installments of approximately $2.0 million per quarter commencing in April 2003 and a final repayment of $7.8 million in March 2004.

The loan facility includes financial covenants that require we maintain the ratio of net borrowings to net worth at  less than 0.5:1.0. In addition, we must maintain net interest cost at below 10% of profit before interest and taxes. For the six-month period ending June 30, 2003, the net interest cost covenant does not apply, and we will be allowed to incur net interest expense of 250,000 British pounds (approximately $405,000), but we must comply with the covenant for the six-month period ending December 31, 2003. If we incur net interest expense and revenues do not increase in 2003, or costs are not sufficiently reduced, we may not be in compliance with this covenant, and there can be no assurance that the bank will grant a waiver. The loan in question matures in March 2004 and we believe that failure to comply with this covenant will not result in an acceleration of the final repayment of the loan.

At March 31, 2003, our cash obligations and commitments relating to our debt obligations and lease payments are as follows ($’000):

	Less than 1 year	1 to 5 years	Greater than 5 years

Bank Loan	$15,800	—	—
Capital lease obligations	662	422	—
Operating lease obligations	1,710	4,393	1,929

With the exception of the above operating leases we have no off balance sheet financing activities.

Our cash balance of $37.7 million combined with cash generated by operations will be the primary sources of liquidity for the company.  During the next 12 months, we expect to use part of our cash balance to fund operations and to repay our 10 million British pounds bank debt.  The amount of cash reserves that we will be required to use to fund our operations will depend on how long the current downturn in the semiconductor industry lasts. If the downturn continues longer than anticipated, we will continue to rely on our cash resources to fund operations, but management believes that the current cash balances and the availability of new credit facilities from our current bank and potential cost reduction efforts, including the current reduction in workforce, will be sufficient to fund our operations for at least the next 12 months. In order to strengthen our cash position further, we may seek to raise additional debt or equity financing, however, given market conditions an equity offering does not appear likely at this time.

RISK FACTORS

The semiconductor industry is experiencing a protracted and continuing downturn, which has harmed and may continue to harm our sales and profitability.

We sell our products to the semiconductor industry, which is subject to sudden variations in product supply and demand. The industry is experiencing a protracted and continuing downturn at this time, the length and severity of which is difficult to estimate, but the downturn has continued to date and may continue for the remainder of 2003.  Management believes it is still unclear as to when conditions in the industry may improve. Our sales and revenues have been harmed significantly by the current downturn. Even after the current downturn ends there can be no

Back to Index

assurance that orders and sales will return to historical levels.

Generally, the timing, length and severity of the cycles in the semiconductor industry are difficult to predict. Semiconductor manufacturers may contribute to these cycles by misinterpreting conditions in the industry and over- or under-investing in semiconductor manufacturing capacity and equipment. We have little ability to anticipate or respond effectively to these industry cycles.

Downturns in the semiconductor industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for semiconductor devices and equipment, production over-capacity and accelerated declines in average selling prices. During a period of declining demand, to maintain our profitability, we must be able to quickly and effectively reduce expenses and motivate and retain key employees. Many of our expenses are fixed and our ability to reduce other expenses in response to any downturn in the semiconductor industry is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. During fiscal 2001 and 2002 and continuing in fiscal 2003, we have reduced our expenses, but our ability to continue to cut costs without reducing the scope of our business is limited.

In addition, the long lead time for production and delivery of our products, and the possibility of customer order cancellations, creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

At the time the current downturn ends, we may not be in a position to meet our customers’ needs. Industry upturns have been characterized by abrupt increases in demand for semiconductor devices and equipment and production under-capacity. During a period of increasing demand and rapid growth, we must be able to quickly hire, train and assimilate a sufficient number of qualified personnel, particularly engineers, and obtain sufficient components in order to increase production to meet customer demand. If we are unable to increase production on a timely basis in times of increased demand, then  some of our existing or potential customers could place orders with our competitors and, as a result, we may not be able to fully benefit from any industry upturn.

We will not be able to compete effectively if we fail to address the rapid technological change in the semiconductor industry.

The semiconductor industry and the semiconductor equipment industry are subject to rapid technological change and frequent introductions of enhancements to existing products, and if we are unable to develop and incorporate new technologies in our products, then we will be unable to compete effectively and our business will be materially and adversely affected. Technological trends have had and will continue to have a significant impact on our business. Our results of operations and ability to remain competitive are largely based upon our ability to accurately anticipate customer and market requirements. Accordingly, we may be required to maintain a relatively high level of research and development spending, even at a time of declining sales and profitability, in order to maintain our competitive position.

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

Back to Index

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

We expect the semiconductor industry to migrate to the further use of copper and will need to continue to adapt our products for use with copper and copper processes. If we fail to make our products compatible with copper and copper processes at the time our competitors offer copper compatible products, our revenues and market share will be negatively affected.

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

We believe that our technology for the deposition of low k dielectrics is advanced compared to our competitors and we are dedicating significant resources to continue to lead in this field and to achieve the commercial sales of our low k systems. However, the physical characteristics of low k films make the manufacturing process significantly more difficult than with existing insulating materials and, as a result, device manufacturers have been slow to adopt the use of low k materials and this adoption has been delayed during the current downturn. Device manufacturers continue to find alternative methods to manufacture devices at smaller feature sizes, and forgo the development and use of low k materials. Also, there can be no assurance that the industry will adopt a CVD method for the deposition of low k films. Other technologies for which we do not manufacture equipment could also be used for the deposition of low k films. If we fail to continue to develop our low k CVD solution to achieve all the specifications required by device manufacturers, or our competitors develop competing low k solutions, then our ability to grow our revenues and market share from these products would be negatively affected.

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

Virtually all of our primary competitors in the silicon-based semiconductor equipment market are substantially larger companies and some of them have broader product lines than ours. They have well-established reputations in the markets in which we compete, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources than we do. The dominant silicon-based semiconductor equipment manufacturers may determine to enter, or attempt to increase their market share, in the compound semiconductor equipment market. In each market, we

Back to Index

also face potential competition from new entrants, including established manufacturers in other segments of the semiconductor capital equipment market who may decide to diversify into our market segments of CVD, PVD and plasma etch.

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

Back to Index

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

In recent years, there has been significant litigation in the United States in the semiconductor equipment industry involving patents and other intellectual property rights. There can be no assurance that infringement claims will not be asserted against us in the future or if such claims are made, that we would be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms.

Any claim that our products infringe the proprietary rights of others would force us to defend ourselves and possibly our customers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

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

Back to Index

Our sales are characterized by low volume sales of high cost systems and we derive a significant percentage of our revenue from sales to a small number of customers. If we are not able to retain these customers, or if these customers reschedule, reduce or cancel orders, then our revenues will be reduced and our financial results will suffer.

To date, our product sales in most fiscal years have been highly concentrated among a small number of customers. We may not be able to retain our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers could harm our sales and financial results. There can be no assurance that these customers will continue to purchase systems and technology from us at current levels, or at all. Sales to these large customers have varied significantly from year to year and will continue to fluctuate in the future. These sales also may fluctuate significantly from quarter to quarter.

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

The following discussion and analysis about market risk disclosures may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934.  Such statements include declarations regarding the intent, belief or current expectations of we and its management and involve risks and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.

Our earnings and cash flow are subject to fluctuations in foreign currency exchange rates.  Significant factors affecting this risk include our manufacturing and administrative cost base, which is predominately in British pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar.  We constantly monitor currency exchange rates and match currency availability and requirements whenever possible.  We may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading.  As at March 31, 2003 and December 31, 2002 we did not have any open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies in the second quarter of 2003 would have no material effect on revenues, which are primarily expressed in United States dollars and would increase operating costs and reduce cash flow by approximately $1.3 million.  The same increase in the value of the British pound would increase the value of the net assets of we expressed in United States dollars by approximately $5.4 million.  The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk.  If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above.  In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound.  In reality, some currencies may weaken while others may strengthen.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of this report. Based on that evaluation, our management, including the CEO and CFO, have concluded that our disclosure controls and procedures were effective as of March 31, 2003.

Changes in Internal Controls

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

Back to Index

PART II
OTHER INFORMATION

ITEM 1.		LEGAL PROCEEDINGS

As of May 14, 2003 there were no material pending legal proceedings to which we, our subsidiaries are a party. From time to time we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

ITEM 2.		CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.		DEFAULTS UNDER SENIOR SECURITIES

Not Applicable

ITEM 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.		OTHER INFORMATION

Under section 10A(i) of the securities Exchange act of 1934, as added by section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non audit services approved in the first quarter of 2003 by our Audit Committee to be performed by Ernst & Young LLP, our external independent auditor. In order to reduce the amount of non-audit work performed by Ernst & Young LLP, we determined to retain a different firm to assist with all tax matters. The audit committee authorized a payment of  $1,600 to Ernst and Young LLP to transfer historic tax compliance information to KPMG LLP, who was retained during the quarter to provide tax compliance and consulting services on an ongoing basis.

ITEM 6.		EXHIBITS AND REPORTS ON FORM 8-K

(a)		The following exhibits are included herein:

	99.1*	Certification of the Chief Executive Officer of Trikon Technologies, Inc., dated May 14, 2003, pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	99.2*	Certification of the Chief Financial Officer of Trikon Technologies, Inc., dated May 14, 2003, pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)		Reports on Form 8-K:

We filed a current report on form 8K on March 28, 2003.

* Filed herewith.

Back to Index

Trikon Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date: May 14, 2003	/s/ JIHAD KIWAN
Jihad Kiwan
Chief Executive Officer, Chief Operating Officer, President and Director

/s/ WILLIAM J CHAPPELL
William J Chappell
Chief Financial Officer

Back to Index

CERTIFICATIONS

I, Jihad Kiwan, certify that:

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

Date: May 14, 2003
/s/ JIHAD KIWAN
Jihad Kiwan
Chief Executive Officer, Chief Operating Officer
and President

Back to Index

CERTIFICATIONS (cont’d)

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

Date: May 14, 2003
/s/ WILLIAM J CHAPPELL
William J Chappell
Chief Financial Officer and Senior Vice President