Form 10-Q
period 2003-06-30
TRIKON TECHNOLOGIES INC
filed 2003-08-12
CIK 868326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark One]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes     No

As of July 25, 2003, the total number of outstanding shares of the Registrant’s common stock was 14,058,300

Back to Contents

Trikon Technologies, Inc.

INDEX

		PAGE NUMBER
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2003 and June 30, 2002	4

	Condensed Consolidated Statements of Cash Flows for the Three and Six Months ended June 30, 2003 and June 30, 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	22

Item 4.	Controls and procedures	22

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in securities and use of proceeds	23

Item 3.	Defaults under senior securities	23

Item 4.	Submission of matters to the vote of security holders	23

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURE PAGE		25

Exhibits

3.3	By Laws of Trikon Technologies, Inc., amended May 22, 2003

10.11	1998 Directors stock option plan, amended May 22, 2003

10.15	Letter agreement with Nigel Wheeler dated June 4, 2003

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S. C. 1350)

32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

Back to Contents

Trikon Technologies, Inc.

PART 1 - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2003	December 31, 2002

	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$30,329	$42,557
Accounts receivable, net	8,921	8,948
Inventories, net	19,904	20,486
Prepaid and other current assets	2,101	2,671

Total current assets	61,255	74,662

Property, equipment and leasehold improvements, net	18,009	19,636
Demonstration systems, net	1,638	2,669
Other assets	188	221

Total assets	$81,090	$97,188

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,848	$4,510
Current portion of long-term debt	15,053	8,651
Deferred revenue	1,609	1,169
Other current liabilities	3,867	5,288

Total current liabilities	26,377	19,618

Long-term debt less current portion	363	10,717
Pension obligations	743	5,313
Other non-current liabilities	950	1,020

	28,433	36,668

Shareholders’ equity:
Preferred Stock:
Authorized shares – 20,000,000
Issued and outstanding – Nil at June 30, 2003 and December 31, 2002
Common Stock, no par value:	254,551	254,536
Authorized shares – 50,000,000
Issued and outstanding – 14,051,760 at June 30, 2003 and 14,025,702 at December 31, 2002
Accumulated other comprehensive loss	(1,446)	(8,400)
Deferred compensation	—	(569)
Accumulated deficit	(200,448)	(185,047)

Total shareholders’ equity	52,657	60,520

Total liabilities and shareholders’ equity	$81,090	$97,188

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months ended		Six Months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues:
Product revenues	$5,967	$8,462	$11,071	$16,462
License revenues	49	50	49	50

	6,016	8,512	11,120	16,512
Costs and expenses:
Cost of goods sold	4,804	5,467	9,144	11,238
Research and development	2,323	2,542	4,641	4,821
Selling, general and administrative	5,420	4,900	10,220	9,835
Settlement of pension liabilities and related expenses	2,017	—	2,723	—

	14,564	12,909	26,728	25,894

Loss from operations	(8,548)	(4,397)	(15,608)	(9,382)
Foreign currency gains (losses)	433	(769)	155	(658)
Interest income, net	112	25	210	18

Loss before income tax charge (credit)	(8,003)	(5,141)	(15,243)	(10,022)
Income tax charge (credit)	134	(465)	158	(1,563)

Net loss	$(8,137)	$(4,676)	$(15,401)	$(8,459)

Loss per share data:
Basic:	$(0.60)	$(0.37)	$(1.17)	$(0.69)
Diluted:	$(0.60)	$(0.37)	$(1.17)	$(0.69)
Weighted average common shares used in the calculation:
Basic:	13,494	12,664	13,187	12,192
Diluted:	13,494	12,664	13,187	12,192

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months ended

	June 30, 2003	June 30, 2002

Operating Activities
Net loss	$(15,401)	$(8,459)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property plant and equipment	2,422	2,471
Loss on sale of property, plant and equipment	9	—
Amortization of deferred compensation	569	759
Provision for loss on accounts receivable	111	(18)
Changes in operating assets and liabilities:
Accounts receivable	(84)	4,612
Inventories (including demonstration systems)	1,613	(1,379)
Other current assets	570	397
Accounts payable and other liabilities	(83)	268
Income tax payable	—	(1,585)
Pension obligations	1,470	—
Deferred revenue	440	(3,888)

Net cash used in operating activities	(8,364)	(6,822)
Investing Activities
Purchases of property, equipment and leasehold improvements	(268)	(1,216)
Proceeds from sale of property, plant and equipment	—	19
Other assets and liabilities	(37)	(46)

Net cash used in investing activities	(305)	(1,243)
Financing Activities
Issuance of common stock	15	11,803
Repayments under bank credit lines	(4,038)	(2,731)
Payments on capital lease obligations	(339)	(302)

Net cash (used in) provided by financing activities	(4,362)	8,770
Effect of exchange rate changes in cash	803	2,576

Net (decrease) increase in cash and cash equivalents	(12,228)	3,281
Cash and cash equivalents at beginning of period	42,557	44,667

Cash and cash equivalents at end of period	$30,329	$47,948

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

Trikon Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

NOTE A      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Trikon Technologies Inc. (the “Company”) and its subsidiaries. All material intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Commencing in the first quarter of fiscal 2003 the Company has identified, on the face of the statement of operations, foreign currency gains and losses as a separate item after income/loss from operations but before income/loss before tax in the current period. Certain prior-year amounts have been reclassified to conform to current-year presentation.

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

 In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides for additional disclosures relating to the pro forma effects of fair value based accounting when accounting is based upon the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has included the additional disclosures required by this standard in note I to these condensed financial statements.

Back to Contents

 In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. For product warranties, instead of disclosing the maximum potential amount of future payments under the guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties as well as a tabular reconciliation of the changes in the guarantor’s product warranty liability for the reporting period. The Company has included the additional disclosures required by this interpretation in note D to these condensed financial statements.

NOTE C      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. The components of inventory consist of the following:

	June 30, 2003	December 31, 2002

	$’000	$’000

Customer service spares	$3,129	$4,327
Components	7,591	7,878
Work in process	9,184	7,065
Finished goods	—	1,216

	$19,904	$20,486

NOTE D      LIABILITIES

The components of other current liabilities are as follows:

	June 30, 2003	December 31, 2002

	$’000	$’000

Warranty and related expenses	$971	$1,426
Customer deposits	1,080	2,403
Payroll taxes	1,245	667
Income taxes	102	164
Other	469	628

Total	$3,867	$5,288

Back to Contents

Generally our products are sold with a standard warranty the period of which varies from 12 to 24 months, depending on a number of factors including the specific equipment purchased. We account for the estimated warranty cost as a charge to cost of sales at the time we recognize revenue. The warranty cost is based upon historic product performance and is based on a rolling 12-month average historic cost per machine per warranty month outstanding.

Changes in our product warranty liability during the three months ended March 31, 2003 and June 30, 2003 were as follows (in thousands):

Balance, December 31, 2002	$1,426
Provisions for warranty	37
Consumption of reserves	(406)
Translation adjustment	(20)

Balance, March 31, 2003	1,041
Provisions for warranty	168
Consumption of reserves	(279)
Translation adjustment	41

Balance, June 30, 2003	$971

NOTE E      COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	$’000	$’000	$’000	$’000
Net loss	$(8,137)	$(4,676)	$(15,401)	$(8,459)
Pension plan obligations	6,040	—	6,040	—
Foreign currency translation adjustments	1,500	4,190	914	2,559

Total	$(597)	$(486)	$(8,447)	$(5,900)

Accumulated other comprehensive loss comprises:

	June 30, 2003	December 31, 2002

	$’000	$’000
Pension plan obligations	$1,180	$7,220
Foreign currency translation adjustments	266	1,180

Total	$1,446	$8,400

Back to Contents

NOTE F      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Numerator ($’000):
Net loss	$(8,137)	$(4,676)	$(15,401)	$(8,459)

Denominator (thousands):
Weighted average shares outstanding	14,037	13,813	14,034	13,341
Restricted stock	(543)	(1,149)	(847)	(1,149)

Denominator for basic earnings per share	13,494	12,664	13,187	12,192

Basic and diluted earnings per share are calculated in accordance with SFAS 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for the current period excludes on a pro rata basis 1,149,281 unvested shares of restricted common stock issued to our Chairman of the Board in 1998 for the period January 1, 2003 until their vesting on May 14, 2003. The calculation for prior periods excludes such shares.

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

NOTE H      SETTLEMENT OF DEFINED BENEFIT PENSION PLAN

During the quarter ended June 30, 2003 the Company continued to settle the liabilities of the defined benefit pension plan. A settlement charge in accordance with SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, of $2,017,000 and $2,572,000 was incurred in the three and six months ended June 30, 2003 respectively. Additionally, the Company incurred $151,000 for costs relating to the wind up of the plan in the six months ended June 30, 2003.

At June 30, 2003, pension obligations consist of:

	June 30, 2003	December 31, 2002

	$’000	$’000
Unrecognized loss	$1,180	$7,221
Recognized at end of period	(437)	(1,908)

Benefit obligation in excess of plan assets	$743	$5,313

Back to Contents

NOTE I       STOCK BASED COMPENSATION EXPENSE

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

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	$’000	$’000	$’000	$’000
Net loss as reported	$(8,137)	$(4,676)	$(15,401)	$(8,459)
Compensation expense included in determination of reported net	—	—	—	—
Pro forma compensation expense calculated on the fair value method	(321)	(338)	(669)	(676)

Pro forma net loss	$(8,458)	$(5,014)	$(16,070)	$(9,135)

Pro forma loss per common share:
Basic	$(0.63)	$(0.40)	$(1.22)	$(0.75)
Diluted	$(0.63)	$(0.40)	$(1.22)	$(0.75)

NOTE J      POST BALANCE SHEET EVENT

In July 2003 we entered into a two-year revolving credit facility for 5 million British pounds (approximately $8.3 million at June 30, 2003 exchange rate) (‘new facility’). Interest on the new facility will be incurred at the London Interbank rate (LIBOR) plus 1.75% for borrowings in British pounds and foreign currency at the Banks shortterm offered rate plus 1%. This new facility will replace the 5 million British Pounds final repayment under the existing term loan due in March 2004. The remaining $6.3 million outstanding on the existing facility will be payable in equal installments on their due dates of July 2003, October 2003 and January 2004. The facility expires June 30, 2005.

The new loan facility includes financial covenants that require we maintain a consolidated net worth of not less than $45 million, and that our interest expense on the loan does not exceed 70,000 British pounds in any one fiscal quarter. The financial covenants on the existing facility continue, but due to the scheduled repayment of this facility during the next six months any breach would not affect their repayment date.

Back to Contents

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. Factors that could cause actual results to differ materially include, without limitation, the length and severity of the continuing downturn in the semiconductor industry, the long sales cycle and implementation periods for Trikon’s systems, the acceptance of Trikon’s technologies and products, Trikon’s ability to respond to technological change, Trikon’s dependence on a limited number of customers and other factors such as those set forth below under the heading “Risk Factors” and the other risks and uncertainties described from time to time in our public announcements and SEC filings, including, without limitation, our Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

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

Revenue Recognition

We recognize revenues from equipment sales when persuasive evidence of an arrangement exists, the price of the goods and services being sold is fixed or determinable, delivery has occurred or services rendered and we are reasonably assured that we will collect payment. Generally, we recognize revenue on shipment, as the equipment is pre-tested in the factory prior to shipment and our terms of business are FOB factory. For new customers, or new products, revenue is recognized on shipment only if the customer attends and approves the pre-shipment testing procedures and we, and the customer, are satisfied that the performance of the equipment, once installed and operated, will meet the customer-defined specifications. Generally even with new customers we recognize the revenue on shipment because the customer attends and approves the pre-shipment testing. The amount of revenue recorded is reduced by the amount of any customer retention (typically between 10% and 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of customer retentions deferred at June 30, 2003 was $1.6 million compared to $1.2 million at December 31, 2002. The provision of installation and commissioning services are not considered essential to the functionality of the equipment.

Back to Contents

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

Foreign Currency Translation

Most of our operations are located within the United Kingdom and most of our costs are incurred in British pounds. However our system sales are generally in US dollars and, to a lesser extent, in euro and we report in US dollars. As a result, fluctuations in the exchange rate between the US dollar and the British pound have a significant effect on our reported earnings and net asset position. We have determined that the functional currency for all UK operations is the British pound and as a result our actual expenses expressed in US dollars will fluctuate with changes in foreign currency exchange rates and result in currency gains and losses, which are charged to net income. Changes in the value of non-US net assets as a result of these movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the balance sheet.

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

Back to Contents

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Product revenues	99.2%	99.4%	99.6%	99.7%
License revenues	0.8	0.6	0.4	0.3

Total revenues	100.0	100.0	100.0	100.0

Cost of goods sold	79.9	64.2	82.2	68.1

Gross margin	20.1	35.8	17.8	31.9

Operating expenses:
Research and development	38.6	29.9	41.7	29.2
Selling, general and administrative	90.1	57.6	91.9	59.6
Pension liability settlement and other related charges	33.5	—	24.5	—

Total operating expenses	162.2	87.5	158.1	88.8

Loss from operations	(142.1)	(51.7)	(140.3)	(56.9)
Foreign currency gains (losses)	7.2	(9.0)	1.3	(4.0)
Interest income (expense), net	1.9	0.3	1.9	0.1

Loss before income tax (charge) credit	(133.0)	(60.4)	(137.1)	(60.8)
Income tax (charge) credit	(2.2)	5.5	(1.4)	9.5

Net loss	(135.2)%	(54.9)%	(138.5)%	(51.3)%

REVENUES.  Product revenues for the three months ended June 30, 2003 decreased 29% to $6 million compared to $8.5 million for the three months ended June 30, 2002 and product revenues for the six months ended June 30, 2003 decreased 33% to $11.1 million compared to $16.5 million for the six months ended June 30, 2002. Shipments for the second quarter of fiscal 2003 were $6.6 million compared to $8.0 million in the second quarter of the prior year. The decline in revenue and shipments reflects the effects of the continued downturn in our served markets.

Sales outside of the United States accounted for approximately 70% and 61% of total revenues in the three-month periods ended June 30, 2003 and June 30, 2002, respectively, and approximately 52% and 60% of total revenues in the six-month periods ended June 30, 2003 and June 30, 2002, respectively. We expect that sales outside of the United States will continue to represent a significant percentage of our product sales through 2003. In addition, because of the large unit price associated with our systems, we anticipate that our product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped may fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

Our sales by product are as follows

	Three Month’s Ended June 30,		Six Month’s Ended June 30,

	2003	2002	2003	2002

PVD	8%	42%	5%	45%
CVD	40%	—%	45%	6%
Etch	2%	32%	3%	26%
Spares and service	50%	26%	47%	23%

Total	100%	100%	100%	100%

Back to Contents

As a result of the low level of sales activity the movements in the relative proportions of our three products in each of these periods do not necessarily indicate a trend.

GROSS MARGIN.  The gross margin on product revenues for the three-month period ended June 30, 2003 was 20.1% as compared to 35.8% for the three-month period ended June 30, 2002, and 17.8% for the six months ended June 30, 2003 compared with 31.9% for the six months ended June 30, 2002. The depressed gross margin percentage continues to be attributable to the fixed costs of the manufacturing and customer support organizations that, whilst greatly reduced, are still sized for increased business levels in the future.

Cost of Sales for the three and six months ended June 30, 2003 includes a charge of $290,000 relating to a reduction in force completed in the quarter. In addition in the three and six months ended June 30, 2003 additional provisions against the carrying value of inventory of $293,000 and $851,000, respectively compared to $297,000 and $423,000 respectively in the prior year, were charged in accordance with our normal accounting policy.

RESEARCH AND DEVELOPMENT EXPENSES.   Research and development expenses for the three months ended June 30, 2003 were $2.3 million or 38.6% of total revenues compared with $2.5 million or 29.9% of total revenues for the three months ended June 30, 2002. For the six months ended June 30, 2003, research and development expenses were $4.6 million or 41.7% of total revenues compared with $4.8 million or 29.2% of total revenues for the six months ended June 30, 2002. While in absolute terms our research and development expenditure has declined by 9% and 3% in the three and six month period ended June 30, 2003 the decline is modest and we continue to invest significant resources as a result of our commitment to technology development. The major focus of our research and development efforts continues to be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies, especially the development of our low k technology, as well as adding enhancements to our existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses for the three months ended June 30, 2003 were $5.5 million, or 90.1% of total revenues, compared to $4.9 million, or 57.6% of total revenues, in the three months ended June 30, 2002. For the six months ended June 30, 2003 selling, general and administrative expenses were $10.2 million, or 91.9% of total revenues, compared to $9.8 million, or 59.6% of total revenues, in the six months ended June 30, 2002.The increase in selling, general and administrative expenses as a percentage of revenues is attributable to the significant decrease in revenues in the three and six month period ended June 30, 2003. In the three months ended June 30, 2003, we incurred non-recurring costs associated with employer social security taxes relating to the vesting of restricted stock, the contested shareholder meeting and the changeover of Chief Executive Officer, which totalled $700,000. Further the costs relating a reduction in force of $300,000 were also included in selling general and administration expenses for the three-month period ended June 30, 2003. No similar charges affected the three and six months ended June 30, 2002.

RESULT FROM OPERATIONS.  As a result of the decrease in revenue for the three and six months ended June 30, 2003, combined with the current fixed operating cost structure of the business and the settlement charge and related expenses relating to the pension liability settlement of $2,017,000, we incurred a loss from operations of $8.5 million in the three months ended June 30, 2003 compared to $4.4 million in the three months ended June 30, 2002 and $15.6 million in the six months ended June 30, 2003, compared to a loss from operations of $9.4 million in the six months ended June 30, 2002.

With respect to the pension plan, we are continuing the process to settle the remaining liability and expect further non-cash charges of approximately $0.5 million will be included within operating expenses during the third and subsequent quarters, although this charge could increase should actuarial and other factors affecting the settlement of these liabilities change between the balance sheet date and the actual date of final settlement.

INTEREST INCOME (EXPENSE), NET.  Net interest income was $112,000 for the three months ended June 30, 2003 compared with net interest income of $25,000 for the three months ended June 30, 2002. During the six months ended June 30, 2003 net interest income was $210,000 compared to net interest income of $18,000 in the first half of the prior year. The primary reason for the increased interest income in the three month period ended June 30, 2003 was interest receivable on a tax refund received in the quarter relating to prior years of $102,000.

Back to Contents

INCOME TAXES.  For the three months ended June 30, 2003, we recorded a tax charge of $134,000 compared with a tax credit of $465,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, we recorded a tax charge of $158,000 compared with a tax credit of $1.6 million for the six months ended June 30, 2002. . The tax credit in the prior year arose from the ability in the prior year to recover taxes paid in the prior year wereas in the current year the losses are only recoverable against future profits. We expect to report a small tax charge for the fiscal year ending December 31, 2003 which will consist solely of foreign taxes for which no carry forward net operating losses are available. In estimating the tax rate for the three and six months ended June 30, 2003, we have not provided any benefit for the deferred tax asset arising from operating losses generated that can only be offset against future profits.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had $30.3 million in cash and cash equivalents, compared to $42.6 million at December 31, 2002. The primary uses of cash in the six months ended June 30, 2003 was operations, which used $8.4 million. In addition we invested $0.3 million in property, plant and equipment and repaid $4.4 million of our term loan facility with a British bank and leasing obligations. In addition, currency translation adjustments resulted in a $0.8 million increase in our cash and cash equivalents at June 30, 2003.

As at June 30, 2003, we had a term loan from a British bank with a balance outstanding of 8.75 million British pounds compared to 11.2 million British pounds at December 31, 2002 (approximately $14.4 million and $15.8 million, respectively at the respective period end exchange rates). The term loan at June 30, 2003 bears interest at the London Interbank Borrowing Rate (LIBOR) plus 1.25% (presently payable at the rate of 4.93%) per annum and also carries no prepayment penalties. Under the terms of this loan, we are required to pay an additional three equal installments of approximately $2.1 million per quarter commencing July 2003 and a final repayment of $8.3 million in March 2004.

In July 2003 we entered into a two-year revolving credit facility for 5 million British Pounds (approximately $8.3 million at June 30, 2003 exchange rate) (‘new facility’). Interest on the new facility will be incurred at the London Interbank rate (LIBOR) plus 1.75% for borrowings in British pounds and foreign currency at the Banks shortterm offered rate plus 1%. This new facility will replace the £5 million final repayment under the existing term loan due in March 2004. The remaining $6.3 million outstanding on the existing facility will be payable in equal intalments on their due dates of July 2003, October 2003 and January 2004. The completion of this new facility provides us with a continuing line of credit until June 2005.

The new loan facility includes financial covenants that require we maintain a consolidated net worth of not less than $45 million, and that our interest expense on the loan does not exceed 70,000 British pounds in any one fiscal quarter. The financial covenants on the existing facility continue but due to the scheduled repayment of this facility during the next six months any breach would not affect their repayment date.

At June 30, 2003, our cash obligations and commitments relating to our debt obligations and lease payments are as follows ($’000):

	Less than 1 year	1 to 5 years	Greater than 5 years

Bank Loan	$14,438	$—	$—
Capital lease obligations	615	363	—
Operating lease obligations	1,678	4,359	1,747

With the exception of the above operating leases we have no off balance sheet financing activities.

Our cash balance of $30.3 million combined with cash generated by operations will be the primary sources of liquidity for the company. During the next 12 months, we expect to use part of our cash balance to fund operations and to repay our 8.75 million British pounds bank debt. The amount of cash reserves that we will be required to use to fund our operations will depend on how long the current downturn in the semiconductor industry lasts. If the downturn continues longer than anticipated, we will continue to rely on our cash resources to fund operations, but we believe that the current cash balances, our new credit facility from our current bank and potential cost reduction efforts will be sufficient to fund our operations for at least the next 12 months. In order to further strengthen our cash position, we may seek to raise additional debt or equity financing.

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

In recent years, there has been significant litigation in the United States in the semiconductor equipment industry involving patents and other intellectual property rights. Infringement claims may be asserted against us in the future and, if such claims are made, we may not be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms. Any claim that our products infringe proprietary rights of others would force us to defend ourselves and possibly our customers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

•	lose or forfeit our proprietary rights;
•	stop manufacturing or selling our products that incorporate the challenged intellectual property;
•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

Back to Contents

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

Back to Contents

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

Back to Contents

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion and analysis about market risk disclosures may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements include declarations regarding our intent, belief or current expectations and involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Our earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include our manufacturing and administrative cost base, which is predominately in British pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. We constantly monitor currency exchange rates and match currency availability and requirements whenever possible. We may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at June 30, 2003 and December 31, 2002 we did not have any open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies in the third quarter of 2003 would have no material effect on revenues, which are primarily expressed in United States dollars and would increase operating costs and reduce cash flow by approximately $1.3 million. The same increase in the value of the British pound would increase the value of our net assets expressed in United States dollars by approximately $5.4 million. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality, some currencies may weaken while others may strengthen.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, have concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
As of July 28, 2003 there were no material pending legal proceedings to which we, our subsidiaries are a party. From time to time we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
Not Applicable

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES
Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2003 the Company held its annual meeting of stockholders, at which the stockholders voted with respect to the election of the members of the board of directors of the Company, the approval of the Trikon Technologies, Inc. 2003 Omnibus Incentive Plan, and the ratification of the selection of Ernst & Young LLP as the company’s independent auditors.

The following nominees for election to the Company’s Board of Directors, which nominees constituted the six members of the board of directors to be elected by the holders of Common Stock, received the following votes:

	For	Withhold
Christopher Dobson*	9,285,619	1,886,632
Nigel Wheeler*	10,136,857	1,035,394
Jihad Kiwan*	10,144,152	1,028,099
Robert R Anderson*	10,121,552	1,050,699
Richard M. Conn*	10,121,552	1,050,699
Stephen N. Wertheimer*	8,143,700	3,028,551
William R Elder	1,690,000	0
Peter J Simone	1,690,000	0

* Directors elected having received the highest number of votes cast.

With respect to the proposal to approve the Trikon Technologies, Inc. 2003 Omnibus Incentive Plan 3,973,803 votes were cast in favor of the proposal, 4,364,682 votes were cast against the proposal and there were 616,503 abstentions and broker non-votes.

With respect to the proposal to ratify the selection of Ernst & Young LLP to serve as the Company’s independent auditors, 10,473,988 votes were cast in favor of the proposal, 1,875,988 votes were cast against the proposal, and there were 513,205 abstention and no broker non-votes.

Back to Contents

ITEM 5.	OTHER INFORMATION
Under section 10A(i) of the securities Exchange act of 1934, as added by section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non audit services approved in the second quarter of 2003 by our Audit Committee to be performed by Ernst & Young LLP, our external independent auditor. In order to reduce the amount of non-audit work performed by Ernst & Young LLP, we determined to retain a different firm to assist with all tax matters. The Audit Committee authorized a payment of $10,000 to Ernst and Young LLP to assist in defining a programme of work to comply with section 404 of the Sarbanes-Oxley Act of 2002 and $3,000 with respect to employee tax matters at our French subsidiary.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	The following exhibits are included herein:
.3.3	By Laws of Trikon Technologies, Inc., amended May 22, 2003
10.11	1998 Directors stock option plan, amended May 22, 2003
10.12	Letter agreement with Nigel Wheeler dated June 04, 2003
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S. C. 1350)
32.2		Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).
	(b)	Reports on Form 8-K:

We filed a current report on Form 8-K on April 28, 2003 and two current reports on Form 8-K on May 15, 2003.

Back to Contents

Trikon Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

/s/ Jihad Kiwan
Jihad Kiwan
Chief Executive Officer, Chief Operating Officer, President and Director

/s/ William J Chappell
William J Chappell
Chief Financial Officer

Date: August 7, 2003

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

I, Jihad Kiwan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trikon Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 7, 2003

/s/ Jihad Kiwan Jihad Kiwan President and Chief Executive Officer

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

I, William John Chappell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trikon Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 7, 2003

/s/ William J Chappell William J Chappell Senior Vice President and Chief Financial Officer

Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S. C. 1350)

I, Jihad Kiwan, the Chief Executive Officer, President and Chief Operating Officer of Trikon Technologies, Inc (the “Company”), do hereby certify to the best of my knowledge and belief that:

1.	The Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (the “Report”) fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 780(d)); and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 7, 2003

/s/ Jihad Kiwan Jihad Kiwan Chief Executive Officer, President and Chief Operating Officer

Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S. C. 1350)

I, William John Chappell, Senior Vice President and the Chief Financial Officer of Trikon Technologies, Inc (the “Company”), do hereby certify to the best of my knowledge and belief that:

Dated:  August 7, 2003

1.	The Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (“the Report”) fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 780(d)); and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
/s/ William J Chappell William J Chappell Senior Vice President and Chief Financial Officer