Form 10-Q
period 2003-09-30
TRIKON TECHNOLOGIES INC
filed 2003-11-10
CIK 868326

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-26482

TRIKON TECHNOLOGIES, INC. (Exact name of registrant as specified in its charter)

Delaware	95-4054321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ringland Way, Newport, South Wales NP18 2TA, United Kingdom
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 44-1633-414-000

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes .     No

As of October 22, 2003, the total number of outstanding shares of the Registrant’s common stock was 15,527,568.

Back to Contents

Trikon Technologies, Inc.

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited) Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2003 and September 30, 2002	4

	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months ended September 30, 2003 and September 30, 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	22

Item 4.	Controls and procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities and Use of Proceeds	23

Item 3.	Defaults under Senior Securities	23

Item 4.	Submission of Matters to the Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S. C. 1350)

32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

Back to Contents

Trikon Technologies, Inc.

PART 1 – FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2003	December 31, 2002

	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$25,125	$42,557
Accounts receivable, net	10,301	8,948
Inventories, net	17,552	20,486
Prepaid and other current assets	2,843	2,671

Total current assets	55,821	74,662

Property, equipment and leasehold improvements, net	17,279	19,636
Demonstration systems, net	2,503	2,669
Other assets	187	221

Total assets	$75,790	$97,188

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,943	$4,510
Current portion of long-term debt	13,069	8,651
Deferred revenue	2,307	1,169
Other current liabilities	4,258	5,288

Total current liabilities	25,577	19,618

Long-term debt less current portion	211	10,717
Pension obligations	330	5,313
Other non-current liabilities	908	1,020

	27,026	36,668

Shareholders’ equity:
Preferred Stock:
Authorized shares – 20,000,000
Issued and outstanding – Nil at September 30, 2003 and December 31, 2002
Common Stock, $0.001 par value:
Authorized shares – 50,000,000
Issued and outstanding – 14,127,568 at September 30, 2003 and 14,025,702 at December 31, 2002	254,636	254,536
Accumulated other comprehensive loss	(235)	(8,400)
Deferred compensation	–	(569)
Accumulated deficit	(205,637)	(185,047)

Total shareholders’ equity	48,764	60,520

Total liabilities and shareholders’ equity	$75,790	$97,188

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months ended		Nine Months ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues:
Product revenues	$8,364	$4,506	$19,435	$20,968
License revenues	49	–	98	50

	8,413	4,506	19,533	21,018
Costs and expenses:
Cost of goods sold	5,870	4,407	15,014	15,645
Research and development	2,157	3,239	6,798	8,060
Selling, general and administrative	4,428	4,361	14,648	14,195
Settlement of pension liabilities and related expenses	899	497	3,622	497

	13,354	12,504	40,082	38,397

Loss from operations	(4,941)	(7,998)	(20,549)	(17,379)
Foreign currency (losses) gains	(55)	246	100	(413)
Interest (expense) income, net	(165)	42	45	60

Loss before income tax charge (credit)	(5,161)	(7,710)	(20,404)	(17,732)
Income tax charge (credit)	29	(637)	187	(2,200)

Net loss	$(5,190)	$(7,073)	$(20,591)	$(15,532)

Loss per share data:
Basic:	$(0.37)	$(0.55)	$(1.53)	$(1.25)
Diluted:	$(0.37)	$(0.55)	$(1.53)	$(1.25)
Weighted average common shares used in the calculation:
Basic:	14,078	12,874	13,484	12,419
Diluted:	14,078	12,874	13,484	12,419

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months ended
	September 30,	September 30,
	2003	2002

Operating Activities
Net loss.	$(20,591)	$(15,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property plant and equipment	3,671	3,844
Amortization of deferred compensation	569	1,138
Loss (gain) on disposal of property plant and equipment	9	(8)
Provision for gain (loss) on accounts receivable	46	(147)
Changes in operating assets and liabilities:
Accounts receivable	(1,399)	12,910
Inventories (including demonstration systems)	3,100	(3,225)
Other current assets	(172)	(956)
Accounts payable and other liabilities	403	521
Income tax payable	–	(1,585)
Pension obligations	2,117	(1,760)
Deferred revenue	1,138	(3,672)

Net cash used in operating activities	(11,109)	(8,472)
Investing Activities
Purchases of property, equipment and leasehold improvements	(650)	(1,907)
Proceeds from sale of property, plant and equipment	–	60
Other assets and liabilities	(78)	275

Net cash used in investing activities	(728)	(1,572)
Financing Activities
Issuance of common stock	100	11,808
Repayments under bank credit lines	(6,113)	(5,817)
Payments on capital lease obligations	(522)	(449)

Net cash (used in) provided by financing activities	(6,535)	5,542

Effect of exchange rate changes in cash	940	3,746

Net decrease in cash and cash equivalents	(17,432)	(756)
Cash and cash equivalents at beginning of period	42,557	44,667

Cash and cash equivalents at end of period	$25,125	$43,911

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

Trikon Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003

NOTE A BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Trikon Technologies, Inc. (the “Company”) and its subsidiaries. All material intercompany balances and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to December 31, 2002. The adoption of this statement did not have an effect on the Company’s financial position or results of operations.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of this statement did not have an effect on the Company’s financial position or results of operations.

Back to Contents

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (EITF 00-21). “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on accounting for arrangements that involve the delivery of performance of multiple products, services and/or rights to use assets and which applies to revenue arrangements beginning in this fiscal quarter of 2003. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial position or results of operations.

NOTE C INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. The components of inventory consist of the following:

	September 30,	December 31,
	2003	2002

	$’000	$’000
Customer service spares	$2,864	$4,327
Components	7,127	7,878
Work in process	7,561	7,065
Finished goods	–	1,216

	$17,552	$20,486

Back to Contents

NOTE D LIABILITIES

The components of other current liabilities are as follows:

	September 30,	December 31,
	2003	2002

	$’000	$’000
Warranty and related expenses	$1,038	$1,426
Customer deposits	1,080	2,403
Payroll taxes	1,170	667
Income taxes	101	164
Other	869	628

Total	$4,258	$5,288

Generally the Company’s products are sold with a standard warranty the period of which varies from 12 to 24 months, depending on a number of factors including the specific equipment purchased. The Company accounts for the estimated warranty cost as a charge to cost of sales at the time it recognizes revenue. The warranty cost is based upon historic product performance and is based on a rolling 12-month average historic cost per machine per warranty month outstanding.

Changes in the Company’s product warranty liability during the three months ended September 30, 2003 were as follows (in thousands):

Balance, June 30, 2003	$971
Provisions for warranty	287
Consumption of reserves	(214)
Translation adjustment	(6)

Balance, September 30, 2003	$1,038

NOTE E COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	$’000	$’000	$’000	$’000
Net loss	$(5,190)	$(7,073)	$(20,591)	$(15,532)
Pension plan obligations	1,060	38	7,100	38
Foreign currency translation adjustments	151	981	1,065	3,537

Total	$(3,979)	$(6,054)	$(12,426)	$(11,957)

Accumulated other comprehensive loss comprises:

	September 30,	December 31,
	2003	2002

	$’000	$’000
Pension plan obligations	120	7,220
Foreign currency translation adjustments	115	1,180

Total	$235	$8,400

Back to Contents

NOTE F EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	$’000	$’000	$’000	$’000
Numerator ($’000):
Net loss	$(5,190)	$(7,073)	$(20,591)	$(15,532)

Denominator (thousands):
Weighted average shares outstanding	14,078	14,023	14,048	13,568
Restricted stock	–	(1,149)	(564)	(1,149)

Denominator for basic earnings per share	14,078	12,874	13,484	12,419

Basic and diluted earnings per share are calculated in accordance with SFAS 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for the nine months ended September 30, 2003 excludes on a pro rata basis 1,149,281 shares of restricted common stock issued to our Chairman of the Board in which vested on May 14, 2003. The calculation for all periods ending September 30,2002, exclude such shares.

The effect of the Company’s potential issuance of common shares from the Company’s stock option program and unvested restricted stock are excluded from the diluted shares calculation in accordance with SFAS 128, as they are anti-dilutive when a loss is incurred.

NOTE G PREFERRED STOCK

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board’s discretion.

NOTE H SETTLEMENT OF DEFINED BENEFIT PENSION PLAN

During the quarter ended September 30, 2003 the Company continued to settle the liabilities of the defined benefit pension plan. Settlement charges in accordance with SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, of $899,000 and $3,622,000 were incurred in the three and nine months ended September 30, 2003 respectively.

Pension obligations consist of:

	September 30,	December 31,
	2003	2002

	$’000	$’000
Unrecognized loss	120	7,220
Recognized at end of period	210	(1,907)

Benefit obligation in excess of plan assets	$330	$5,313

Back to Contents

NOTE I STOCK BASED COMPENSATION EXPENSE

The Company has estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.

The Company’s employee stock options have characteristics significantly different from those of traded options; therefore, the Black-Scholes option-pricing model may not provide a reliable measure of the fair value of the Company’s options. If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in the three and nine month periods ending September 30, 2002 and 2003 in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net result and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	$’000	$’000	$’000	$’000
Net loss as reported	$(5,190)	$(7,073)	$(20,591)	$(15,532)
Compensation expense included in determination of reported net	–	–	–	–
Pro forma compensation expense calculated on the fair value method.	(344)	(395)	(1,013)	(1,071)

Pro forma net loss.	$(5,534)	$(7,468)	$(21,604)	$(16,603)

Pro forma loss per common share:
Basic	$(0.39)	$(0.58)	$(1.60)	$(1.34)
Diluted	$(0.39)	$(0.58)	$(1.60)	$(1.34)

NOTE J POST BALANCE SHEET EVENT

On October 22, 2003 the Company completed the sale of 1,400,000 shares of its common stock with 350,000 warrants to purchase common stock with an exercise price of $6.25 per share for net proceeds of approximately $6.5 million in cash. The securities were issued to an institutional investor and its affiliated funds in a private offering pursuant to Regulation D of the Securities Act of 1933, as amended. In connection with this transaction warrants to purchase 52,500 common shares with an exercise price of $6.50 were issued to the placement agent Oppenheimer & Company.

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

OVERVIEW

We design, manufacture, market and sell advanced production equipment used to process semiconductor wafers for the manufacture of integrated circuits. These circuits and devices are key components in most advanced electronic products, such as telecommunications devices, consumer and industrial electronics and computers.

Our products carry out processes to clean and add or remove materials at the surface of a wafer. In particular our products are used for chemical vapor deposition (CVD), physical vapor deposition (PVD) and plasma etch processes. We sell, install and service our systems to semiconductor manufacturers worldwide and our existing customers include a wide range of semiconductor companies, including large independent device makers. We use a direct sales model in all of our markets except in Asia, where we use a combination of direct sales and distributors.

Our mission is to profitably service our customer needs by developing product which meets their needs in a timely manner, executing our sales and marketing strategy, flawless execution of our value chain milestones and servicing our customers to a level ‘second to none’.

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

Revenue Recognition

We recognize revenues from equipment sales when persuasive evidence of an arrangement exists, the price of the goods and services being sold is fixed or determinable, delivery has occurred or services rendered and we are reasonably assured that we will collect payment. Generally, we recognize revenue on shipment, as the equipment is pre-tested in the factory prior to shipment and our terms of business are FOB factory. For

Back to Contents

new customers, or new products, revenue is recognized on shipment only if the customer attends and approves the pre-shipment testing procedures and we, and the customer, are satisfied that the performance of the equipment, once installed and operated, will meet the customer-defined specifications. Generally even with new customers we recognize the revenue on shipment because the customer attends and approves the pre-shipment testing. The amount of revenue recorded is reduced by the amount of any customer retention (typically between 10% and 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of system shipments and customer retentions deferred at September 30, 2003 was $2.3 million compared to $1.2 million at December 31, 2002. The provision of installation and commissioning services are not considered essential to the functionality of the equipment.

Equipment sold as demonstration or evaluation units are recognized as revenue on transfer of title and either final acceptance, or satisfactory completion of testing to demonstrate that the equipment meets all the customer defined specifications.

Revenue related to spare parts is recognized on shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts.

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

Back to Contents

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Product revenues	99.4%	100.0%	99.5%	99.8%
Licence revenue	0.6	0.0	0.5	0.2

Total revenue	100.0	100.0	100.0	100.0

Cost of goods sold	69.8	97.8	76.9	74.4

Gross margin	30.2	2.2	23.1	25.6

Operating expenses:
Research and development	25.6	71.9	34.8	38.3
Selling, general and administrative	52.6	96.8	75.0	67.6
Pension liability settlement and other related charges	10.7	11.0	18.5	2.3

Total operating expenses	88.9	179.7	128.3	108.2

Loss from operations	(58.8)	(177.5)	(105.2)	(82.6)
Foreign currency (losses) gains	(0.7)	5.5	0.5	(2.0)
Interest (expense) income, net	(2.0)	0.9	0.2	0.3

Loss before income tax (charge) credit	(61.5)	(171.1)	(104.5)	(84.3)
Income tax (charge) credit	(0.3)	14.1	(0.9)	10.4

Net loss	(61.8)%	(157.0)%	(105.4)%	(73.9)%

PRODUCT SALES.     Product revenues for the three months ended September 30, 2003 increased 86% to $8.4 million compared to $4.5 million for the three months ended September 30, 2002 and product revenues for the nine months ended September 30, 2003 decreased 7% to $19.4 million compared to $21.0 million for the nine months ended September 30, 2002. Shipments for the three months ended September 30, 2003 were $9.1 million compared to $4.7 million in the third quarter of the prior year and for the nine months ended September 30, 2003 were $20.7 million compared to $17.4 million for the prior year.

Because of the large unit price associated with our systems, our product sales are represented by a small number of unit sales in each quarter and therefore the quantity of product shipped can fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold can also change from quarter to quarter.

Back to Contents

Sales outside of the United States accounted for approximately 81% and 75% of total revenues in the three month periods ended September 30, 2003 and September 30, 2002, respectively, and approximately 64% and 63% of total revenues in the nine-month periods ended September 30, 2003 and September 30, 2002, respectively. We expect that sales outside of the United States will continue to represent a significant percentage of our product sales.

Our sales by product are as follows:

	Three Month’s Ended September 30,		Nine Month’s Ended September 30,
	2003	2002	2003	2002

PVD	25%	11%	13%	38%
CVD	4%	14%	27%	7%
Etch	40%	19%	19%	24%
Spares and service	31%	56%	41%	31%

Total	100%	100%	100%	100%

LICENSE REVENUES.     License revenues are in respect of an exclusive license of power supply technology and a non exclusive license of our Mori technology to a systems integrator in Japan for a non competing application. License revenues relating to power supply technology of $65,000 for the nine month period ended September 30, 2003 increased 30% compared to $50,000 received during the same period in 2002. License revenues are expected to continue to represent a small part of our income.

GROSS MARGIN.     The gross margin on product revenues for the three month period ended September 30, 2003 was 30.1% as compared to 2.2% for the three month period ended September 30, 2002. The improved gross margin is attributable to the combination of higher revenue levels, lower costs as a result of our cost reduction program completed in the second quarter of fiscal 2003 and movements in provisions against the carrying value of inventory with a release of $56,000 in the three months ended September 30, 2003 compared to a charge of $458,000 in the three months ended September 30, 2003. The release and charges were made in accordance with our normal accounting policy.

The gross margin on product revenues for the nine month period ended September 30, 2003 was 23.1% compared with 25.6% for the nine months ended September 30, 2002. The lower gross margin in the nine month period results from the effect of the fixed costs of our manufacturing and customer support organizations compared to lower revenues. Provisions against the carrying value of inventory in the nine-month period ended September 30, 2003 was $782,000 compared to $1,105,000 in the prior year

We continue to expect our gross margin to continue to reflect the fixed costs of our manufacturing and customer support organizations and will therefore fluctuate based upon actual revenue

RESEARCH AND DEVELOPMENT EXPENSES.     Research and development expenses for the three months ended September 30, 2003 were $2.2 million or 25.6% of total revenues compared with $3.2 million or 71.9% of total revenues for the three months ended September 30, 2002. For the nine months ended September 30, 2003, research and development expenses were $6.8 million or 34.8% of total revenues compared with $8.1 million or 38.3% of total revenues for the nine months ended September 30, 2002. While the decrease in research and development expenses for the third quarter reflects reduced headcount and other expenses as we actively manage our expenditure, we continue to invest significant resources as a result of our commitment to technology development. The third quarter of 2002 includes abnormal material costs of $270,000 relating to one off 300mm wafer development work which are not incurred in the current period. The major focus of our research and development efforts continues to be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies, especially the development of our low k technology, as well as adding enhancements to our existing products.

Back to Contents

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.     Selling, general and administrative expenses for the three months ended September 30, 2003 were $4.4 million, or 52.6% of total revenues, compared to $4.4 million, or 96.8% of total revenues, in the three months ended September 30, 2002. For the nine months ended September 30, 2003 selling, general and administrative expenses were $14.7 million, or 75% of total revenues, compared to $14.2 million, or 67.6% of total revenues, in the nine months ended September 30, 2002.

RESULT FROM OPERATIONS.     We incurred a loss from operations of $4.9 million in the three months ended September 30, 2003 compared to a loss of $8.0 million in the three months ended September 30, 2002. Higher revenue and reduced costs were the major components of the reduction in the loss from operations. We incurred a loss of $20.5 million in the nine months ended September 30, 2003, compared to a loss from operations of $17.4 million in the nine months ended September 30, 2002. The pension settlement charge of $899,000 and $3,622,000 in the three and nine month period ended September 30, 2003 has had a significant affect upon the result of operations for those periods.

INTEREST INCOME (EXPENSE), NET.     Net interest expense was $165,000 for the three months ended September 30, 2003 compared with net interest income of $42,000 for the three months ended September 30, 2002. During the nine months ended September 30, 2003 net interest income was $45,000 compared to net interest income of $60,000 in the nine months ended September 30, 2003. Interest expense in the three month period ended September 30, 2003 includes interest payable on taxes outstanding from prior years, which are to be settled in the fourth quarter of fiscal 2003.

INCOME TAXES.     For the three months ended September 30, 2003, we recorded a tax charge of $29,000 compared with a tax credit of $637,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, we recorded a tax charge of $187,000 compared with a tax credit of $2.2 million for the nine months ended September 30, 2002. The tax credit in the prior year arose from the ability in the prior year to recover taxes paid in the prior year whereas in the current year the losses are only recoverable against future profits. We expect to report a small tax charge for the fiscal year ending December 31, 2003 which will consist solely of foreign taxes for which no carry forward net operating losses are available. In estimating the tax rate for the three and nine months ended September 30, 2003, we have not provided any benefit for the deferred tax asset arising from operating losses generated that can only be offset against future profits.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had $25.1 million in cash and cash equivalents, compared to $42.6 million at December 31, 2002. The primary use of cash in the nine months ended September 30, 2003 was operations, which used $11.1 million. In addition we invested $0.7 million in property, plant and equipment and repaid $6.1 million of our term loan facility with a British bank and leasing obligations of $0.5 million. In addition, currency translation adjustments resulted in a $0.9 million increase in our cash and cash equivalents at September 30, 2003.

As at September 30, 2003, we had a term loan from a British bank with a balance outstanding of 7.5 million British pounds compared to 11.2 million British pounds at December 31, 2002 (approximately $12.5 million and $18.0 million, respectively at the respective period end exchange rates). The term loan at September 30, 2003 bears interest at the London Interbank Borrowing Rate (LIBOR) plus 1.25% (presently payable at the rate of 4.93%) per annum and also carries no prepayment penalties. This term loan is repayable as two payments of approximately $2.1 million in October 2003 and January 2004 and a final repayment of $8.3 million in March 2004.

In July 2003 we entered into a two-year revolving credit facility for 5 million British pounds (approximately $8.3 million at September 30, 2003 exchange rate) (‘new facility’). Interest on the new facility, will be incurred at the London Interbank rate (LIBOR) plus 1.75% for borrowings in British pounds and foreign currency at the Banks short-term offered rate plus 1%. No amounts are outstanding under this facility on September 30, 2003.

Back to Contents

The new facility includes financial covenants that require we maintain a consolidated net worth of not less than $45 million, and that our interest expense on the loan does not exceed 70,000 British pounds in any one fiscal quarter. Based upon the exchange rate as at September 30, 2003 this covenant does not restrict our ability to use this facility. The financial covenants on the existing facility continue but due to the scheduled repayment of this facility during the next six months any breach would not affect the repayment date.

In October 2003 the Company completed the sale of 1,400,000 shares of its common stock with 350,000 warrants to purchase common stock with an exercise price of $6.25 per share for net proceeds of approximately $6.5 million in cash. The securities were issued to an institutional investor and its affiliated funds in a private offering pursuant to regulation D of the Securities Act of 1933, as amended.

Our cash balance of $25.1 million combined with cash received from the sale of 1.4 million shares and our new facility will be the primary sources of liquidity for the company. We will use part of our cash balance to to repay our 7.5 million British pounds term loan during the next six months and we will also use our cash reserves to fund our operations until such time as we can increase our revenue or reduce our costs to achieve a profitable operation on an ongoing basis. This will depend upon how long the current continuing difficult market conditions in the semiconductor equipment industry lasts and our ability to grow revenue despite these conditions. However, we believe that our current cash balances, the proceeds from the sale of shares and our new facility will be sufficient to fund our operations for at least the next 12 months.

RISK FACTORS

The semiconductor industry is experiencing a protracted and continuing downturn, which has harmed and may continue to harm our sales and profitability.

We sell our products to the semiconductor industry, which is subject to sudden variations in product supply and demand. The industry is experiencing a protracted and continuing downturn at this time, the length and severity of which is difficult to estimate, but the downturn has continued to date and may continue well into 2004. Management believes it is still unclear as to when conditions in the industry may improve. Our sales and revenues have been harmed significantly by the current downturn. Even after the current downturn ends there can be no assurance that orders and sales will return to historical levels.

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

Back to Contents

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

We may not be able to accurately forecast or respond to commercial and technical trends in the semiconductor industry or respond to specific product announcements by our competitors. Our competitors may be developing technologies and products that are more effective or that achieve more widespread acceptance. In addition, we may incur substantial costs to ensure the functionality and reliability of our current and future products. If our products are unreliable or do not meet our customers’ expectations, then reduced orders, higher manufacturing costs, delays in collecting accounts receivable or additional service and warranty expense could result. Our customers may purchase equipment for their new products but experience delays and technical and manufacturing difficulties in their introductions or transition to volume production using our systems causing significant delays between the sale of an initial tool into our customers development facility and potential follow on sales for manufacturing. Any of these events could negatively affect our ability to generate the return we expect to achieve on our investments in these new products.

We expect the semiconductor industry to further migrate to the use of copper and will need to continue to adapt our products for use with copper and copper processes. If we fail to make our products compatible with copper and copper processes at the time our competitors offer copper compatible products, our revenues and market share will be negatively affected.

The semiconductor industry also has historically moved to larger diameter wafers requiring new equipment as a strategy to reduce manufacturing costs. The maximum diameter of silicon wafers used in production is increasing from 200mm to 300mm. While we have already shipped 300mm systems for our CVD products, we continue to develop the technology and solutions for our PVD and etch systems. There can be no assurance, however, that we will be able to complete the development of 300mm systems for our PVD and etch systems in time to meet market demand. If our current products and our 300mm systems for our PVD and etch systems are not competitive or available at the correct time, we may lose customers or fail to gain new business from potential customers, which would have a material adverse effect on our revenues and net earnings.

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

Back to Contents

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

Virtually all of our primary competitors are substantially larger companies and some of them have broader product lines than ours. They have well established reputations in the markets in which we compete, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources than we do. We also face potential competition from new entrants, including established manufacturers in other segments of the semiconductor capital equipment market who may decide to diversify into our market segments of CVD, PVD and plasma etch.

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

Back to Contents

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

Back to Contents

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

We derive a significant portion of our quarterly bookings and revenue from sales to a small number of customers. A delay in, or loss of, a single sale for any reason could cause our quarterly operating results and operating metrics to materially suffer, which could cause the trading price of our stock to decline, perhaps significantly.

We derive a substantial portion of our quarterly bookings from the sale of a small number of high unit value systems. Similarly, a significant portion of quarterly revenue is recognized upon shipment of a small number of high value systems. As a result, a delay in or loss of a single sale, or a delay in a single shipment, could materially adversely affect our operating results or operating metrics for a given quarter. The potential volatility in our operating results and operating metrics makes it likely that, in a future quarter, our operating results or operating metrics will be below expectations of investors and financial analysts, which could have an adverse effect on the trading price of our common stock.

In addition, our product sales generally have been highly concentrated with a small number of key customers. We may not be able to retain our key customers or these customers may cancel purchase orders or otherwise decrease their level of purchases from us. Any reduction in the amount of orders from, or sales to, one or more of our key customers could significantly harm our operating results and operating metrics, which could, in turn, have an adverse effect on the trading price of our common stock.

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

Back to Contents

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

          You may have difficulty protecting your rights as a stockholder and in enforcing civil liabilities because our many of our executive offices and members of our board of directors and the majority of our assets are located outside the United States.

Our principal assets and manufacturing plants are located in the United Kingdom. In addition, most of the members of our board of directors and our executive officers are residents of jurisdictions other than the United States. As a result, it may be difficult for stockholders to serve process within the United States upon members of our board of directors and our executive officers, or to enforce against us or our members of our board of directors or our executive officers judgments of the U.S. courts, to enforce outside the United States judgments obtained against members of our board of directors or our executive officers in U.S. courts, or to enforce in U.S. courts judgments obtained against members of our board of directors or our executive officers in courts in jurisdictions outside the United States, in any action, including actions that derive from the civil liability provisions of the U.S. securities laws. In addition, it may be difficult for our stockholders to enforce, in original actions brought in courts in jurisdictions located outside the United States, liabilities that derive from U.S. securities laws.

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

Our earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include our manufacturing and administrative cost base, which is predominately in British pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. We constantly monitor currency exchange rates and match currency availability and requirements whenever possible. We may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at September 30, 2003 and December 31, 2002 we did not have any open forward currency transactions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, have concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

Trikon Technologies, Inc.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of October 28, 2003 there were no material pending legal proceedings to which we or our subsidiaries are a party. From time to time we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herein:

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certificate of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certificate of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(b)     Reports on Form 8-K:

We filed a report on Form 8-K on 23rd July 2003 relating to a new revolving credit facility.

We submitted a report on Form 8-K on 24th July 2003 furnishing a press release announcing our earnings for the second fiscal quarter of 2003.

We filed a report on Form 8-K/A on 28th July 2003 amending the text of the form 8-K filed on 23rd July 2003.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date: November 7, 2003	/s/ Jihad Kiwan Jihad Kiwan Chief Executive Officer, President and Director

/s/ William J Chappell William J Chappell Senior Vice President, Chief Financial Officer