Form 10-K
period 2003-12-31
TRIKON TECHNOLOGIES INC
filed 2004-03-15
CIK 868326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-26482

TRIKON TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

Ringland Way,

Newport, Gwent NP18 2TA, United Kingdom

(Address of principal executive offices)

95-4054321

(I.R.S. Employer Identification No.)

(Zip Code)

44 (0)1633 414 000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

As of June 30, 2003, the last business day of our most recently completed second quarter, there were 14,051,760 shares of common stock outstanding. The aggregate market value of our common stock held by non affiliates, based on the closing price of our common stock on June 30, 2003 as reported on the Nasdaq National Market was approximately $49,883,748. Common stock held by our officers and directors and by each person owning, to our knowledge, 5% or more of our common stock are excluded because such persons may be deemed affiliates of Trikon. This determination of affiliate status is not necessarily determinative for other purposes.

As of February 24, 2004, the registrant had outstanding 15,741,671 shares of Common Stock.

Documents Incorporated by Reference: None.

TRIKON TECHNOLOGIES, INC.

Annual Report On Form 10-K For The Year Ended December 31, 2003

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on the beliefs of our management as of the filing date of this Annual Report on Form 10K. These forward-looking statements, which include statements about our development efforts in the field of low k dielectrics, acceptance of our technological innovations and products, our business strategy, the general conditions of the semiconductor industry, our capital requirements and funding sources, our ability to cut costs and manage our business, and our expectations and objectives regarding future expected operating results, revenues and earnings are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other similar expressions or variations of such words are intended to identify these forward-looking statements.

Factors that effect these forward looking statements include, without limitation, the cyclical nature of the semiconductor industry and the continuing and protracted downturn in the semiconductor industry, the long sales cycle and implementation periods, the acceptance of our technologies and products, our ability to respond to technological change, our dependence on a limited number of customers and other factors discussed under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The reader should also consult the cautionary statements and risk factors listed from time to time in the reports we file with the Securities and Exchange Commission.

All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the filing date of this Annual Report on 10-K, and we assume no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

TRADEMARKS

TRIKON, ORION, OMEGA, OMEGA ETCH, OMEGA 2, SOFT SPUTTER ETCH, PLANAR 200, FORCEFILL, FLOWFILL, HI-FILL, SIGMA, ELECTROTECH, PLASMAFAB, SCIF, DRY DIP, FxP, and THE PLASMA COMPANY are our trademarks and are registered in one or more of the territories in which we sell our products. M0RI, LOW-K FLOWFILL, C3M and PLANAR are our trademarks, and we have applied for trademark registration of these and other marks in the major sales territories in which we operate.

All other trademarks, service marks, or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Recent Developments

On March 10, 2004, we announced the departure of Dr. Jihad Kiwan as our President and Chief Executive Officer. Pursuant to the terms of his employment agreement, Dr. Kiwan resigned from the Board of Directors effective as of such date. Dr. John Macneil, our Chief Technology Officer, will serve as our acting President and Chief Executive Officer and will be assisted by a newly formed Executive Committee of the Board of Directors consisting of Nigel Wheeler and Richard Conn. On March 10, 2004 Dr. In-Kil Hwang resigned from our Board of Directors. In addition on March 12, 2004, Trikon and Richard Deep, formerly our Chief Operating Officer, determined to end their relationship.

Overview

Trikon Technologies Inc (‘Trikon’ or ‘the Company’) was founded in 1987 as Plasma & Materials Technologies, Inc (‘PMT’), a California corporation. In August 1995, we completed our initial public offering of common stock. In November 1996, we acquired Electrotech Limited and Electrotech Equipments Limited (‘Electrotech’), both United Kingdom companies that were significantly larger than PMT and the Company was renamed Trikon Technologies, Inc. In 2002, the Company reincorporated into Delaware as Trikon Technologies, Inc. Our principal executive offices are located at Ringland Way, Newport, South Wales NP18 2TA, United Kingdom, and our telephone number is 44 (0) 1633-414-000. Our head office and management team together with our principle operations are based in the United Kingdom.

We design, manufacture, market and sell advanced production equipment used to process semiconductor wafers for the manufacture of integrated circuits. These circuits and devices are key components in most advanced electronic products, such as telecommunications devices, consumer and industrial electronics and computers.

Our products carry out processes to clean, deposit and/or remove materials on the surface of a wafer. In particular, our products are used for chemical vapor deposition (CVD), physical vapor deposition (PVD) and etch processes. We sell, install and service our systems to semiconductor manufacturers worldwide and our existing customers include a wide range of semiconductor companies, including large independent device makers. We use a direct sales model in all of our markets except in Asia, where we use a combination of direct sales and distributors.

Our mission is to provide technologically innovative, high quality semiconductor manufacturing equipment that can provide a competitive advantage for our customers. Our application focus will be the critical steps in memory and power integrated circuits, together with the development of our low k technologies.

We make available free of charge through our website, www.trikon.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically submitted to the Securities Exchange Commission. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

Our products are used in these processes to create the integrated circuit, which includes among many different processes, the following basic operations to create interconnect layers:

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

Chemical Vapor Deposition

Chemical vapor deposition is a process that can be used to deposit thin films of dielectric (insulating) and, to a lesser extent, conductive materials. During the CVD process, gases that contain atoms of the material to be deposited chemically react to form a thin film of solid material on the wafer. Four types of dielectric layers deposited by CVD include:

•	Shallow Trench Isolation (“STI”), to isolate one transistor from another;

•	the pre-metal dielectric (“PMD”), the insulating layer between the active components and the first interconnect metal layer;

•	the inter-metal dielectric (“IMD”), the insulating layer between the different metal layers; and

•	the final passivation layer that seals the completed device from atmospheric moisture.

The most common dielectric films deposited by CVD are silicon dioxide, which is used for the PMD and IMD layers, and silicon nitride, which is used for the final passivation layer. As semiconductor devices get smaller and closer together, there is anticipated to be a requirement for more efficient insulating materials (low k dielectrics) for IMD and PMD applications.

Our CVD products, Planar fxp and Planar 300 for Flowfill, low k Flowfill and ORION deposition are targeted towards the IMD and PMD markets and utilize our proprietary technologies. These products are cluster tools with up to six process module positions.

The IMD and PMD markets require a suitable insulating material to separate the many levels of microscopic wiring in an integrated circuit. The most common insulating material is silicon dioxide, which, when deposited by conventional techniques, is unable to fill small gaps. Addressing the problems of conventional CVD technology our patented Flowfill and low k Flowfill products are primarily directed towards the gap fill market and are used to deposit a planarizing layer that in many cases may be used without the need for chemical mechanical polishing. Our Flowfill process is a patented CVD technology that was developed to form high quality silicon dioxide layers that possess the properties of both gap fill and a high degree of planarization. When a high degree of planarization is reached, the upper surface of the layer is relatively flat, irrespective of the topography of the surface covered. Flowfill can fill features less than 0.04 micron wide with a less than 8:1 height to width ratio and simultaneously achieve a very high degree of planarization for large gaps up to 20 microns.

Our low k Flowfill product has similar gap filling and planarization properties to the Flowfill product but also provides a low k dielectric process, which enables device manufacturers to speed up the performance of their integrated circuits. Our low k Flowfill technology is in production with a tunable dielectric constant (‘dielectric constant’ or ‘k value’) of between 2.8 and 3.3 and has the capability of achieving a dielectric constant of 2.5.

Advanced logice device makers are moving from using aluminum as the main conducting material for the interconnect to Copper and need to complement this transition with the use of more efficient dielectric films or low k films. Our ORION technology is an ultra low k offering aimed at advanced copper damascene applications where a k value of 2.5 or below is required. ORION can be deposited at dielectric constants of both 2.5 and 2.2, values, which have been independently verified. Our internal measurements on films deposited by the ORION product suggest that the k value can be reduced to 1.8. The ORION films are deposited using the Planar 300 system, a bridge tool that can process both 200mm and 300mm wafers. This tool has six process module positions and is also capable of running Flowfill and low k Flowfill processes, therefore offering customers a progression path from Flowfill to ORION technology at both 200 and 300 mm production.

Physical Vapor Deposition

Physical vapor deposition is a process used to deposit conducting, liner and barrier metal layers on an integrated circuit. One of the primary PVD methods is sputtering, a process in which an electrical discharge creates ions of an inert gas, such as argon, which are then accelerated in a vacuum at a target typically composed of pure metal or metal compound, such as aluminum, aluminum compounds, tantalum or copper. The target atoms are sputtered away and deposited on the wafer to form a thin film. Thin conductive films, when patterned by lithography and etching, are used to wire an integrated circuit. These sputtered thin films consist of:

•	the bulk conducting layers;

•	the barrier and liner metal layers to prevent diffusion or reactions between metals and silicon regions; and

•	the seed layer for electroplating.

Our Sigma fxP systems are used to sputter uniform layers of pure metals or metal alloys and metal compounds such as oxides or nitrides. These products are cluster tools based on industry standard robotics platforms.

Sigma is designed to be one of the cleanest PVD systems on the market, which is a key technology requirement for sputtering the wafer with as high quality film as possible. Various process chambers are available for specific functions. In particular, there are advanced PVD chambers for depositing high quality barrier and liner layers for advanced metalization structures. These consist of the “long throw” Hi-Fill and “ionised metal” Advanced Hi-Fill PVD chambers for improved barrier and liner deposition into high aspect ratio structures and an process module for the most advanced titanium nitride barrier layers which is called an MOCVD module. A Forcefill chamber is also available which fills contact holes on semiconductor wafers with deposited aluminum alloys by applying heat and isostatic high pressure. Additional chambers consist of pre heat and sputter etch. We believe that the Sigma systems have the lowest cost of ownership compared to our main competitors, and cost of ownership is an important factor for integrated circuit manufacturers

We are primarily targeting both memory and power device makers and barrier and liner applications for advanced silicon device production. For the rapidly growing power device market, we support both front side interconnect and backside solder metal applications, minimizing operating costs by offering same-type equipment for the entire metal module. We also supply technology for the emerging Bulk Acoustic Wave (‘BAW’) market, a technology driven sector for next generation communication devices. BAW devices require very uniform deposition of piezoelectric films and we have developed intellectual property in this arena.

Plasma Etch

Plasma etch is a process that removes precisely defined patterns from the wafer surface by chemically converting exposed portions of the surface into a gaseous by-product that is pumped away from the process chamber. Almost all deposition processes create a film covering the entire wafer surface. Many layers are required only in selected parts of the wafer, for example to create wires of metal that may be created by a series of steps including a Plasma etch step. Firstly, the entire wafer surface is covered with sputtered aluminum alloys and its associated barrier layers. These conductive layers are then coated with photo resist and are exposed to the wiring pattern during the photolithography process. Plasma etching is then used to remove the exposed conductive layer, thus replicating the wiring pattern. The metal remains in place under the protective photo resist, which is then stripped off.

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

Both platforms support our three main plasma sources, our M0RI™ etch technology (MORI), Plasma Enhanced Reactive Ion Etch (“PERIE”) and Inductively Coupled Plasma (“ICP”). Additional modules may also be added that provide secondary functions, such as post etch corrosion processes. M0RI offers the highest plasma density that provides process solutions for the most advanced polysilicon, oxide and low k etch requirements. The ICP is used extensively for high-density aluminium and polysilicon etching as well as for a broad range of front and back face processing on compound semiconductors. The PERIE offers medium plasma density for silicon and dielectric etching where the feature sizes are less challenging. We have recently launched a Deep Silicon (DSi) etch module for the emerging MEMS market utilizing the industry standard Bosch process. The module features magnetic shaping of the plasma to reduce etch non-uniformities. Deep Silicon etch techniques are used in myriads of applications such as accelerometers and gyros, tilting mirrors, vibrating resonators, valves, pumps and turbines.

Marketing, Sales and Customer Support

We sell, install and service our systems to semiconductor manufacturers worldwide and our focus is upon building positive long-term relationships with our customers. We offer highly reliable products that give our customers a competitive edge through technology or cost advantage, comprehensive field support and a responsive parts replacement and service program. Our sales are divided among three geographic regions – Europe, North America and Asia. Set forth below in tabular format is the geographic distribution of our revenue for the past three fiscal years, expressed as a percentage of sales.

	Europe	North America	Asia
2003	56%	39%	5%
2002	64%	33%	3%
2001	60%	32%	8%

In Europe, we market and sell our products primarily through our direct sales and service operations in the United Kingdom, the Netherlands, France and Germany. In North America, we also market and sell our products through our direct sales organization supported by regional service operations. In Asia we combine direct sales, agency and distributor arrangements. In South Korea, we market and sell our products directly. In Japan we use a local distributor with support from our United Kingdom and South Korea offices. In Taiwan and China and the other South Eastern Asian markets we use the services of a regional agent supported in China and Taiwan by a direct sales presence.

Our total revenue includes amounts from certain individual customers that exceed 10% of our total revenue. For the year ended December 31, 2003 three customers exceeded 10% of revenues for the year, with Sarnoff

Corporation, Infineon AG and Philips accounting for 16%, 13% and 10% respectively. For the year ended December 31, 2002, Phillips was the only customer who exceeded 10% of our revenue, accounting for 11% of our revenue and for the year ended December 31, 2001 Infineon AG represented 17% and Philips represented 15% of total revenue for the year. Our largest customers may vary from year to year depending upon, among other things, a customer’s budget for capital expenditures, plans for new fabrication facilities and new product introductions.

Our sales are not usually seasonal in nature but are cyclical due to the buying patterns of major semiconductor manufacturers. These buying patterns are based on several factors including anticipated market demand for integrated circuits, the development of new technologies and general economic conditions.

We provide customers with evaluation systems of our new products as part of our sales efforts. The provision of evaluation systems is an important step in the lengthy sales cycle. The average duration of an evaluation period for systems can be extensive and can exceed one year. Consequently, as we expand our sales efforts, particularly in the low k market, we believe that a significant increase in our investment in demonstration and evaluation systems will be needed.

We believe that a comprehensive support program is an essential component for each customer. We have developed an experienced central customer support group in addition to regional based service and support staff at local centers who are in close contact with our customers and provide comprehensive support programs. We also have a dedicated training suite housing a clean room with complete systems and the latest generation training aids.

Research, Development and Engineering

We believe that our future success will depend primarily upon our ability to continue to improve our systems and technologies and to develop new products that compete effectively on the basis of technical performance and total cost of ownership. These technologies and systems will also need to meet customer requirements and emerging industry standards. Accordingly, we devote a significant portion of our personnel and financial resources to research and development programs and seek to maintain close relationships with our customers in order to remain responsive to their product needs. As of December 31, 2003, we employed 63 professional and technical personnel in research, development and engineering and our expenditure for research and development during the fiscal years 2003, 2002 and 2001 were $9.7 million, $10.7 million and $9.7 million, respectively.

Our research and development group is responsible for identifying new technology applications and developing processes to meet customer requirements. Major research and development programs for CVD address deposited dielectrics for PMD, IMD and STI gap fill applications and ultra low k dielectrics for copper damascene applications. We are focusing on high aspect ratio etching using our MORI technology in our etch group. Our applications focus in PVD and MOCVD are barrier/liner/seed applications and advanced oxide including backside metallization and thin wafer handling. Resources will also be focused in 2004 to identify and implement product cost reduction programs that can favorably impact our gross margin

Manufacturing, Raw Materials and Supplies

Our manufacturing operations consist of the manufacture, assembly and testing of components and modules and their integration into finished systems at our Newport, United Kingdom facility, where substantially all of our long-lived assets are maintained. We purchase a significant number of parts including mechanical and electrical components from a variety of suppliers. We seek to qualify multiple suppliers for our purchased components, although this is not possible for all components and purchased assemblies and therefore any failure by a supplier to perform could have a short-term adverse effect on our operating results. Most significantly our Sigma® fxP™, Planar™ fxP™ and Omega™ fxP™ systems (“cluster tools”) are designed around an automation module supplied by Brooks Automation. Due to the high cost of these modules we keep very few in inventory. If Brooks Automation fails to deliver the component on a timely basis, delivery of our cluster tools will be delayed and sales may be lost. If Brooks Automation is unable to deliver any such modules for a prolonged period of time, we will have to redesign our cluster tools so that we may utilize other wafer transport systems.

Our manufacturing facility operates at the high levels of cleanliness required in the semiconductor industry. Our manufacturing and final test area is class 1000 representing a high level of cleanliness (a class is a standard definition which represents a number of particles per million, the smaller the number of particles the cleaner the facility). We also support our development and sales process with a class 100 engineering clean room and a class 10 processes and product demonstration room. We also have a dedicated training suite of classrooms and a clean workshop stocked with our products, both current and former generations, where we are able to train our own and our customers’ engineers.

We also operate two additional sites near our Newport facility where assemblies are made, a sheet metal fabrication workshop producing enclosures, panels and other parts and a CNC machinery center, producing chamber components and other parts and wafer transport assemblies. In order to ensure that the CNC facility remains competitive in both quality and price, and to help cover fixed costs, it also produces products for third parties. Revenue associated with this facility that is not related to the semiconductor equipment business was approximately $0.9 million in the year ended December 31, 2003 and $1.2 million in the year ended December 31, 2002.

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

We face significant competition from various suppliers of systems that utilize similar or alternative technologies. Competitors range from very large, well capitalized corporations with a diversified product portfolio to smaller companies that compete with a single innovative product. However, many of our competitors are substantially larger companies, some with broader product lines. They have well-established reputations in the markets in which we compete, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources.

We have granted non-exclusive, worldwide, paid-up licenses of our M0RI technology and Force Fill PVD technologies to Applied Materials and granted a non-exclusive, worldwide, paid-up license of our M0RI technology to Lam Research. As a result, in the future our PVD and etch products may have to compete with products of Applied Materials or Lam Research based on our technologies. The license agreements do not preclude us from utilizing, or licensing to other third parties, the licensed technologies.

Backlog

As of December 31, 2003, our backlog was approximately $6.2 million, as compared to approximately $8.5 million at December 31, 2002. Our backlog consists of system purchase orders that provide for delivery within the following year and the unearned revenue of systems previously shipped. Backlog includes only systems for which a purchase order has been received and a delivery date assigned. Orders are typically subject to cancellation or delay by the customer with limited or no penalties. Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales for any succeeding periods. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize profit from filling these orders.

Intellectual Property

We believe that our competitive position is significantly dependant upon skills in engineering, manufacturing, customer support and marketing in addition to our patent position. Protection of our technological assets by obtaining and enforcing patents is important and we file patent applications in the United Kingdom,

United States and other countries as appropriate. We currently hold 44 U.S. patents with patents issued and pending in key markets around the world. The issued patents and any subsequent issued patent arising from our pending applications expire between 2009 and 2022.

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

In the normal course of business, we receive inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to us on commercially reasonable terms. If we are not able to resolve a claim, negotiate a settlement of the matter, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend our position, our business, financial condition and results of operations could be materially and adversely affected.

Environmental Matters

We are subject to a variety of rules and regulations relating to the use, storage, discharge and disposal of hazardous chemicals and gases used during customer demonstrations and in research and development activities. The United Kingdom adopted a new and comprehensive environmental law known as the Environmental Act 1995, which, among other things, deals with the allocation of responsibility for the clean up of contaminated property and expands potential liability with respect to the remediation of such contamination. We lease a number of facilities in the United Kingdom, and failure to comply with present or future regulations could result in substantial liability, suspension or cessation of our operations, restrictions on our ability to expand at our present locations, or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on our operations. We believe that we are in material compliance with all applicable environmental rules and regulations and are in compliance with ISO14000 environmental standards.

Employees

As of December 31, 2003, we had 266 full-time employees and contractors, including 63 engaged in research, development and engineering.

None of our employees are covered by a collective bargaining agreement and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

Certain information concerning our principal properties at December 31, 2003 is set forth below:

Location	Type	Principal Use	Square Footage	Property Interest	Lease Expiry Date
Newport, United Kingdom	Office, Manufacturing & Laboratories	Headquarters, Manufacturing, Sales and Customer Support, Research & Engineering	110,000	Leased	March 2010

Cwmfelin-fach, United Kingdom	Office, Manufacturing and Warehouse	Manufacturing of Components	20,000	Leased	November 2004

Bristol, United Kingdom	Office, Manufacturing & Warehouse	Manufacturing of Components	9,000	Leased	March 2010

Orange County, USA	Office	North American Headquarters, Sales & Support	1,600	Leased	September 2004

We have a number of smaller properties and field offices located in the United States, the United Kingdom, Germany, France and South Korea. We believe that our properties adequately serve our present needs.

ITEM 3. LEGAL PROCEEDINGS

As of March 3, 2004 there were no material pending legal proceedings to which our subsidiaries or we are a party. From time to time we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS.

Market for the Registrant’s Common Equity

Our Common Stock trades on the Nasdaq National Market under the symbol “TRKN”. The quarterly high and low closing sale prices for Common Stock as reported by the Nasdaq National Market for the periods indicated below are as follows.

	High	Low
2002
First Quarter	$15.90	$10.14
Second Quarter	$15.02	$7.10
Third Quarter	$9.13	$4.01
Fourth Quarter	$7.10	$3.25

2003
First Quarter	$5.69	$3.23
Second Quarter	$4.07	$2.80
Third Quarter	$7.04	$3.64
Fourth Quarter	$7.40	$5.19

As of March 3, 2004, there were 200 holders of record of our common stock. On March 3, 2004, the closing price of the Common Stock as reported on the Nasdaq National Market was $5.93 per share.

We have never declared or paid dividends on the Common Stock and we do not expect to pay dividends on our common stock in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Registrant’s Equity Securities During Last Fiscal Year

On October 22, 2003 we sold 1,400,000 shares of our common stock and warrants to purchase 350,000 additional shares of common stock with an exercise price of $6.25 per share in a private transaction under rule 506 of the Securities Act of 1933, as amended, with Special Situations Fund III LP and certain of its affiliated funds. The gross proceeds of the sale were $7.0 million and our costs amounted to approximately $0.5 million. Oppenheimer & Co, Inc (‘the placement agent’) managed the private placement. The placement agent received in addition to certain cash consideration, a warrant to purchase up to 52,500 shares of common stock at an exercise price of $6.50 per share

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The selected consolidated financial data set forth below as of December 31, 2003, and 2002 and for the years ended December 31, 2003, 2002, and 2001 have been derived from our audited financial statements included elsewhere in this annual report. The selected consolidated financial data set forth below as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 have been derived from our audited financial statements that are not included in this annual report.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands of U.S. dollars, except per share information)
Operating Data:
Revenues:
Product sales	$28,710	$32,765	$97,046	$106,662	$48,363
License revenues	108	50	—	350	2,144

Total revenues	$28,818	$32,815	97,046	107,012	50,507

Costs and expenses:
Cost of goods sold	21,086	24,490	51,749	55,847	27,735
Research and development	9,629	10,700	9,650	8,395	6,545
Selling, general and administrative	20,032	18,717	22,642	23,527	15,872
Settlement of pension liabilities and related costs	3,542	818	—	—	—
Restructuring costs		—	—	—	(4,361)

Total costs and expenses	54,289	54,725	84,041	87,769	45,791

(Loss) income from operations	(25,471)	(21,910)	13,005	19,243	4,716
Other income	474	—	681	—	—
Foreign currency (losses) gains	573	(2)	1,150	910	149
Interest:
Interest expense	(921)	(1,197)	(1,504)	(674)	(413)
Interest income	948	1,309	1,350	325	222

(Loss) income before income tax (benefit) provision	(24,397)	(21,800)	14,682	19,804	4,674
Income tax (benefit) provision	236	(2,165)	3,432	824	100

Net (loss) income before extraordinary item and cumulative effect of change in accounting principle	(24,633)	(19,635)	11,250	18,980	4,574
Cumulative effect of change in accounting principle	—	—	—	(1,833)	—

Net (loss) income	$(24,633)	$(19,635)	$11,250	$17,147	$4,574

Net (loss) income applicable to common shares	$(24,633)	$(19,635)	$11,109	$16,121	$2,084

(Loss) Income per common share data:
Basic:
(Loss) income applicable to common shares before extraordinary item and cumulative effect of change of accounting principle	$(1.77)	$(1.57)	$0.98	$1.82	$0.25
Cumulative effect of change in accounting principle	—	—	—	(0.19)	—

Net (loss) income	$(1.77)	$(1.57)	$0.98	$1.63	$0.25

Diluted:
(Loss) income applicable to common shares before extraordinary item and cumulative effect of a change of accounting principle	$(1.77)	$(1.57)	$0.88	$1.58	$0.24
Cumulative effect of change in accounting principle	—	—	—	(0.16)	—

Net (loss) income	$(1.77)	$(1.57)	$0.88	$1.42	$0.24

Average common shares used in the calculation(1) – Basic	13,928	12,533	11,281	9,868	8,254

– Diluted	13,928	12,533	12,658	11,325	8,593
Earnings per common share data(1) (Pro forma):
Pro-forma amounts assuming the accounting change is retrospectively applied
Revenue					$47,473
Net income					$3,071
Earnings per share – basic					$0.07
Earnings per share – fully diluted					$0.07

	December 31,
	2003	2002	2001	2000	1999
	(In thousands of U.S. dollars)
Balance Sheet Data:
Working capital	$34,402	$55,044	$62,379	$33,346	$23,371
Total assets	$83,129	97,188	112,733	95,694	57,278
Long-term debt and capital lease obligations, less current portion	188	10,717	15,606	2,376	4,151
Stockholders’ equity(2)	53,370	60,520	65,453	49,920	31,604

(1)	We changed our accounting policy with respect to revenue recognition in the year ended December 31, 2001. In accordance with Accounting Principles Board Opinion 20, we accounted for the change as a cumulative effect on the prior years resulting from the change to a different revenue recognition policy. As a result, the selected consolidated financial data for the period ending on December 31, 1999 has not been restated, but pro forma revenue, net income and earnings per share are included as a footnote to the selected consolidated data.
(2)	Stockholders’ equity for December 31, 2000 and earlier includes convertible preferred stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business is to design, manufacture market and sell advanced production equipment and related support services that are used in the production of semiconductors. We face a variety of challenges in responding to the dynamics of this industry, which is characterized by a high level of volatility caused by sudden changes in demand for semiconductors and manufacturing capacity. In addition because of the large unit price associated with our systems, which typically vary between $0.9 million and $3.5 million, our backlog, shipments and revenues can be affected positively, or negatively, by a relatively small swing in orders. Our revenues during the three fiscal years ending December 31, 2003 were substantially affected by the rapid reduction in demand for semiconductor equipment that began towards the end of fiscal 2000. As fiscal 2001 progressed, the decline in demand deepened and the industry entered a severe downturn. This downturn continued into fiscal 2003 and while there have been indications that an industry recovery started in the second half of 2003, we did not benefit from this recovery in fiscal 2003.

In addition to the initial sale of equipment, we also provide on site support and spares parts. Sales of on site support and spare parts were $10.7 million and $9.0 million (including sales of our CNC subsidiary of $0.9 million and $1.1 million) for the years ended December 31, 2003 and 2002 respectively. The sales of support and spares is less volatile than the sale of the equipment.

Critical Accounting Policies

General

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Note 1 to notes to consolidated financial statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these accounting policies are considered to be critical accounting policies as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates generally require us to make assumptions about matters that are highly uncertain at the time of the estimate; and

if different estimates or judgments were used would have a material effect on our financial condition or results of operations.

The estimates and judgments we make that affect the reported amount of assets, liabilities, revenues and expenses are based on our historical experience and on various other factors which we believe to be reasonable in the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, foreign currency translation, the valuation of inventories including demonstration inventory and accounting for the costs of installation and warranty obligations to be critical accounting policies.

Revenue Recognition

We derive our revenues from three sources – equipment sales, spare parts sales and the provision of services. We changed our revenue recognition policy in fiscal 2000 to adopt Staff Accounting Bulletin 101 issued by the staff of the Securities and Exchange Commission. We recognize revenue when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the sales price is fixed or determinable and collectivity is reasonably assured. For transactions that consist of multiple deliverables we allocate revenue to each of the deliverables based upon relative fair values and apply the revenue recognition criteria above to each element.

Generally, we recognize revenue on shipment, as the equipment is pre-tested in the factory prior to shipment and our terms of business are FOB factory. For new customers, or new products, revenue is recognized on shipment only if the customer attends and approves the pre-shipment testing procedures and we, and the customer, are satisfied that the performance of the equipment, once installed and operated, will meet the customer-defined specifications. Generally even with new customers we recognize the revenue on shipment because the customer attends and approves the pre-shipment testing. The amount of revenue recorded is reduced by the amount of any customer retention (typically between 10% and 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of revenue related to system shipments and customer retentions deferred at December 31, 2003 was $5.1 million compared to $1.2 million at December 31, 2002. Generally the provision of installation and commissioning services are not considered essential to the functionality of the equipment.

Equipment sold as demonstration or evaluation units are recognized as revenue on transfer of title and, either final acceptance, or satisfactory completion of testing to demonstrate that the equipment meets all the customer defined specifications.

Revenue related to spare parts is recognized on shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts.

During fiscal 2003 we entered into a contract to develop new equipment for a customer and we determined that the revenue associated with this transaction should be accounted for in accordance with SOP 81-1 – ‘Accounting for the Performance of Construction-Type and Certain Production-type Contracts’. The developed equipment was shipped to the customer in fiscal 2003, however significant development work will be required during fiscal 2004 and no revenue was recognized with respect to this project in fiscal 2003. The full value of the contract has been deferred until such time as we can establish criteria to recognize the revenue under the percentage of completion method or alternatively on completion of the contract. Deferred revenue at December 31, 2003 includes $1.8 million in respect of this contract.

Foreign Currency Translation

Most of our operations are located within the United Kingdom and most of our costs are incurred in British pounds. However our system sales are generally in US dollars and, to a lesser extent, in euro and we report in US dollars. As a result, fluctuations in the exchange rate between the US dollar and the British pound have a significant effect on our reported earnings and net asset position. We have determined that the functional currency for all UK operations is the British pound and as a result our actual expenses expressed in US dollars will fluctuate with changes in foreign currency exchange rates and result in currency gains and losses, which are charged to net income. Changes in the value of non-US net assets as a result of these movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the balance sheet. We also have significant intercompany loans between the United Kingdom operating subsidiary and the parent, which are short-term in nature. This determination results in exchange gains and losses associated with these loans being accounted for in the profit and loss account.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value, using standard costs which approximate to actual cost. We maintain a perpetual inventory system and continuously record the quantity on hand and standard cost of each product including purchased components, sub assemblies and finished goods. We maintain the integrity of the perpetual inventory through a cycle stock count program. Our standard costs are re-assessed at least annually and generally reflect the most recent purchase cost and currently achievable assembly and test labor and overhead rates. We estimate our labor and overhead rates based upon average utilization rates and treat as a period cost abnormal absorption variances, which arise due to low or high production volumes. As a result of the low levels of production, significant negative volume variances are being experienced, which has resulted in a gross margin that is below levels that could be achieved at higher revenue levels.

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

A major component of the estimate of inventory reserves is our forecast of future customer demand, technological and/or market obsolescence, and general semiconductor market conditions. If future customer demand or market conditions are less favorable than our projections then additional inventory write-downs may be required, and these would be reflected in cost of sales in the period the reserves were adjusted.

Installation and Warranty

Our contracts cover on-site installation services and provide for a warranty of the equipment. Generally we accrue for the costs of installation and commissioning services at the time of revenue recognition. Our standard warranty period varies from 12 to 24 months, depending on a number of factors including the specific equipment purchased. We account for the estimated warranty cost as a charge to cost of sales at the time we recognize revenue. The warranty reserve is based upon historic product performance and is based on a rolling 12-month average historic cost per machine per warranty month outstanding. We also recalculate the estimated warranty cost for all remaining systems still under warranty using the most recent historic average and the difference is included as a component of cost of sales. We do not maintain any general reserves for warranty obligations. Actual warranty costs in the future may vary from historic costs, which could result in adjustments to our warranty reserves in future periods that are more volatile than in recent years.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
Consolidated Statements of Operations Data:
Revenues:
Product sales	99.6%	99.8%	100.0%
Licence revenues	0.4	0.2	0.0

Total revenues	100.0	100.0	100.0
Costs of goods sold	73.2	74.6	53.3

Gross profit	26.8	25.4	46.7
Operating expenses:
Research and development	33.4	32.6	9.9
Selling, general and administrative	69.5	57.1	23.4
Settlement of pension liabilities and related expenses	12.3	2.5	—

Total operating expenses	115.2	92.2	33.3

(Loss) income from operations	(88.4)	(66.8)	13.4
Foreign currency gains (losses)	2.0	—	1.2

Other income	1.6	—	0.7

Interest income (expense), net	0.1	0.4	(0.2)

(Loss) income before income tax charge	(84.7)	(66.4)	15.1
Income tax charge (credit)	0.8	(6.6)	3.5

Net (loss) income	(85.5)%	(59.8)%	11.6%

Comparison of the Years Ended December 31, 2003 and 2002

Product Sales.

Product sales for the year ended December 31, 2003 decreased 12% to $28.7 million compared to $32.8 million for the year ended December 31, 2002. Shipments for the year ended December 31, 2003 were $32.7 million compared to $28.9 million shipped in the prior year. The level of sales and shipments in the year reflects the effects of the global slowdown in the semiconductor industry.

Our sales by product are as follows:

	Year Ended December 31,
	2003	2002
PVD	22%	34%
CVD	21%	17%
Etch	20%	22%
Spares and support	37%	27%

Total	100%	100%

Sales outside of the United States accounted for approximately 61% and 67% of total revenues for the years ended December 31, 2003 and 2002, respectively. We expect that sales outside of the United States will continue to represent a significant percentage of our product sales through 2004.

Because of the large unit price associated with our systems, our product sales are represented by a small number of unit sales in each year and therefore the quantity, product mix and geographical mix of product shipped in any particular year can fluctuate significantly as can the individual customers to whom these products are sold.

License Revenues.

License revenues are in respect of an exclusive license of power supply technology and a non-exclusive license of our MORI technology to a systems integrator in Japan for a non-competing application. License revenues increased 116% to $108,000 for the year ended December 31, 2003 compared to $50,000 received during the year ended December 31 2002. License revenues are expected to continue to represent a small part of our revenue.

Gross Margin on Product Sales.

The gross margin on product revenues for the year ended December 31, 2003 was 26.8% as compared to 25.4% for the year ended December 31, 2002. Cost of goods sold for the year ended December 31, 2003 included $290,000 relating to the costs of a reduction in workforce compared to $345,000 in the year ended December 31, 2002. Cost of goods sold for the year ended December 31, 2003 also included a non-cash charge of $2.1 million with respect to the write-down of inventory associated with the current downturn in the semiconductor business compared to $2.3 million in the prior year. Better utilization of manufacturing costs positively impacted the gross margin in fiscal 2003 but this was offset in part by an unfavorable product mix compared to 2002.

Research and Development Expenses.

Research and development expenses for the year ended December 31, 2003 were $9.6 million or 33.4% of total revenues compared with $10.7 million or 32.6% of total revenues for the prior year. The major focus of our research and development efforts continues to be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies as well as adding enhancements to our existing products. We are committed to continued investment in our research and development and expect that our research and development expenses for 2004 will continue to be incurred at similar or greater levels to fiscal 2003.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the year ended December 31, 2003 were $20.0 million, or 69.5% of total revenues, compared to $18.7 million, or 57.1% of total revenues, in the year ended December 31, 2002. As the majority of our costs are incurred in British Pounds, in local currency terms our expenses declined in fiscal 2003 compared to fiscal 2002. While selling general and administrative expenses when reported in US dollars for the year ended December 31, 2003 compared to the prior year increased 7%, the movement in the US dollar exchange rate to the British Pound increased reported expenses by 9%. In addition, in fiscal 2003 we incurred non-recurring costs associated with employer social security taxes relating to the vesting of 1,149,281 shares, a contested 2003 annual shareholder meeting, accruals with respect to leasehold buildings no longer used by the Company and the changeover of the Chief Executive Officer, which totaled $941,000.

Result from Operations.

We incurred a loss from operations of $25.5 million in the year ended December 31, 2003 compared to a loss of $21.9 million in the prior year. Lower revenue was the major component of the increase in the loss from operations. The pension settlement charge of $3.5 million in the year ended December 31, 2003 compared to $818,000 in the year ended December 31, 2002 had a significant effect upon the result of operations for fiscal 2003. See note 11, ‘Pensions and other Post Retirement Benefits’ to the notes to the consolidated financial statements.

Other Income.

We earned $474,000 during the year ended December 31, 2003 in connection with the sale of property we no longer required for our operations.

Interest Income and Expense, Net.

Net interest income was $27,000 for the year ended December 31, 2003 compared with $112,000 for the year ended December 31, 2002. Net interest income was reduced in the year ended December 31, 2003 compared to the prior year, in part due to lower cash balances, but also due to interest payable on taxes outstanding from the prior year, which were settled during the year.

Income Taxes.

For the year ended December 31, 2003 we recorded a tax charge of $0.2 million compared to a tax credit of $2.2 million for year ended December 31, 2002 resulting in an effective income tax rate of 0.9% and (9.9)%, respectively. The current year tax charge primarily relates to US state franchise taxes and to income taxes in our German subsidiary.

We generated a significant portion of our consolidated pre-tax losses for the year ended December 31, 2003 and December 31, 2002 within the United Kingdom, which has a lower statutory rate of 30% compared to the US federal rate of 35%. In addition to the lower statutory rate, the generation of net operating losses results in fluctuations in the effective tax rate, as we have not recognized any deferred tax assets with respect to net operating losses, which can only be utilized against future profits. We incurred United Kingdom income taxes in fiscal 2001 and we were able to carry back some of the tax losses incurred in the United Kingdom during fiscal 2002 against these taxes. See note 6 to the notes to the consolidated financial statements for a detailed reconciliation of the tax rate for 2003 and 2002.

As of December 31, 2003, we had US federal losses of $26.1 million, various state operating losses and United Kingdom net operating losses of approximately $46.6 million, which can be offset against future income. Our ability to use our US and United Kingdom net operating losses and credit carry forwards will depend upon the ability to generate future income within the US and United Kingdom to utilize these losses and a portion of our US net operating losses are subject to annual limitations arising from a change of control as defined by Section 382 of the internal revenue code, as revised.

In addition to the United States and the United Kingdom, we have operating subsidiaries in several other countries, and each of these subsidiaries are taxed based on the laws of the jurisdiction in which they operate. Because taxes are incurred at the subsidiary level, and one subsidiary’s tax losses cannot be used to offset the taxable income of subsidiaries in other jurisdictions, our consolidated effective tax rate can vary significantly to the extent we report tax losses in some subsidiaries and taxable income in others. We also assume that our profits generated in overseas jurisdictions are reinvested overseas. The payment of dividends or distributions by the subsidiaries to the United States may be subject to withholding taxes in the country of domicile and further taxation by federal or state authorities subject to the terms or relevant double tax treaties.

Comparison of the Years Ended December 31, 2002 and 2001

Product Sales.

Product sales for the year ended December 31, 2002 decreased 66% to $32.8 million compared to $97.0 million for the year ended December 31, 2001. Shipments for the year ended December 31, 2002 were $28.9 million compared to $92.8 million shipped in the prior year. The decline in sales and shipments in the year reflects the effects of the protracted global slowdown in the semiconductor industry. Our revenues in fiscal 2001 reflected our significant backlog from fiscal 2000, prior to the onset of a global slowdown.

Our sales by product are as follows:

	Year Ended December 31,
	2002	2001
PVD	34%	48%
CVD	17%	8%
Etch	22%	34%
Spares	27%	10%

Total	100%	100%

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

Gross Margin on Product Sales.

The gross margin on product revenues for the year ended December 31, 2002 was 25.4% as compared to 46.7% for the year ended December 31, 2001. Cost of goods sold for the year ended December 31, 2002 included $345,000 relating to the costs of a reduction in workforce compared to $302,000 in the year ended December 31, 2001. Cost of goods sold for the year ended December 31, 2002 also included a non cash charge of $2.3 million with respect to the write down of inventory compared to $1.0 million in the prior year. In addition, under utilization of manufacturing and customer support costs negatively affected the gross margin in the year ended December 31, 2002. Sales of higher margin products and a receipt of fees for order cancellations offset, somewhat, the factors contributing to the reduced gross margin in the year ended December 31, 2002.

Research and Development Expenses.

Research and development expenses for the year ended December 31, 2002 were $10.7 million or 32.6% of total revenues compared with $9.7 million or 9.9% of total revenues for the prior year. The major focus of our research and development efforts continued to be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies as well as adding enhancements to our existing products.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the year ended December 31, 2002 were $19.5 million, or 59.5% of total revenues, compared to $21.5 million, or 22.2% of total revenues, in the year ended December 31, 2001. While the reduction in selling, general and administrative expenses when reported in US dollars for the year ended December 31, 2002 compared to the prior year was only 17%, the movement in the US dollar exchange rate to the British pound had an adverse effect on selling, general and administration by 5% such that the saving in real terms was 22%.

Results from Operations.

As a result of the decrease in revenue for the year ended December 31, 2002 and our strategy to keep our key infrastructure in place during the cyclical industry downturn, we incurred a loss from operations of $21.9 million or 66.8% of revenue compared with income from operations of $14.2 million or 14.6%of revenue in the prior year.

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

We generated a significant portion of our consolidated pre-tax losses for the year ended December 31, 2002, and pre-tax income for the year ended December 31, 2001, within the United Kingdom, which has a lower statutory rate of 30% compared to the US federal rate of 35%. In addition to the lower statutory rate, the generation and use of net operating losses results in fluctuations in the effective tax rate, as we have not recognized any deferred tax assets with respect to net operating losses, which can only be utilized against future profits. We incurred United Kingdom income taxes in fiscal 2001 and we were able to carry back some of the tax losses incurred in the United Kingdom during fiscal 2002 against these taxes. The remaining operating losses in the year ended December 31, 2002, are carried forward to future periods and we did not recognize a deferred tax asset with respect to these losses. See Note 6 to the notes to the consolidated financial statements for a detailed reconciliation of the tax rate for 2002 and 2001.

Liquidity and Capital Resources

At December 31, 2003, we had $31.6 million in cash and cash equivalents, compared to $42.6 million at December 31, 2002. The primary uses of cash in the year ended December 31, 2003 were operations, which used $10.8 million. In addition we invested $1.5 million in property, plant and equipment, net of retirements and repaid $8.4 million of our term loan facility with a British bank and $700,000 with respect to our leasing facilities. In October 2003, our cash and cash equivalents were increased as a result of the sale of 1,400,000 shares of our common stock, in a private transaction with an institutional shareholder. The net proceeds that we received amounted to approximately $6.5 million. We also disposed of our prior United Kingdom head office building, which had been unused since 1997. This sale generated approximately $1.7 million net of costs of disposal. In addition, the effect of exchange rate changes was an increase of $2.3 million on our cash and cash equivalents at December 31, 2003.

At December 31, 2003, we had a term loan from a British bank with a balance outstanding of 6.2 million British pounds compared to 11.2 million British pounds at December 31, 2002 (approximately $11.2 million and $18.2 million, respectively, at the respective year end exchange rates). The term loan at December 31, 2003 bore interest at the three month London Interbank Borrowing Rate (LIBOR) plus 1.25% per annum (payable at an annual rate of 5.26% as at December 31, 2003) and also carried no prepayment penalties. This term loan was repaid in January 2004.

In July 2003 we entered into a two-year revolving credit facility for 5 million British pounds (approximately $9.0 million at the December 31, 2003 exchange rate) or its equivalent in any other allowed currency (‘2003 facility’). Interest on the 2003 facility, will be incurred at LIBOR plus 1.75% for borrowings in British pounds and at the Banks short-term offered rate plus 1% for loans in any other currency. No amounts are outstanding under this facility at December 31, 2003.

The 2003 facility included financial covenants that required we maintain a consolidated net worth of not less than $45 million, and that our interest expense on the loan does not exceed 70,000 British pounds in any one fiscal quarter. In March 2004 by way of an amendment letter, the covenant to maintain a consolidated net worth of not less than $45 million was changed to the reduced amount of not less than $40 million. At December 31, 2003 our consolidated net worth was $53.4 million. The primary factors that affect our consolidated net worth are foreign currency translation and net losses. To the extent the US dollar strengthens against the British pound or we incur net losses, our consolidated net worth will continue to decline. If our consolidated net worth falls below $40 million then we would be in breach of this covenant and would need to negotiate a further amendment or waiver to use this line of credit. There can be no assurance that our Bank would agree to such an amendment or waiver. The March 2004 amendment letter did not alter the interest covenant. Based upon the interest rate as at December 31, 2003 the covenant that our interest expense on the loan does not exceed 70,000 British pounds in any one fiscal quarter does not restrict our ability to use this facility.

At December 31, 2003, our cash obligations and commitments relating to our debt obligations and lease payments were as follows ($’000):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Bank Loan	$11,188	$11,188	$—	$—	$—
Capital lease obligations	$736	$548	$188	$—	$—
Operating lease obligations	$7,759	$1,770	$2,426	$2,181	$1,382

With the exception of the above operating leases we have no off balance sheet financing activities.

Our cash balance of $31.6 million combined with cash generated by operations will be our primary source of liquidity. We repaid our outstanding term loan in January 2004, which used $11.2 million of this cash balance. During the next 12 months, we may use all, or a substantial part of our cash balance to fund our current obligations and our operations. The amount of cash reserves that we will use to fund our operations will depend on our ability to grow our revenue or reduce our operating expenses. We also have available the 2003 facility through June 2005 subject to remaining compliant with the financial covenants as discussed above.

We will continue to rely on our cash resources to fund operations, but management believes that the current cash balances, the availability of loans under the 2003 facility, our forecasts for revenue in fiscal 2004 and potential cost reduction efforts, will be sufficient to fund our operations for at least the next 12 months. In the event that loans under our credit facility are not available, or increases in revenues do not materialize, we would need to rely more heavily on cost reduction efforts to maintain sufficient cash to operate the business. In order to further strengthen our cash position, we may seek to raise additional debt or equity financing.

RISK FACTORS

The semiconductor industry is highly cyclical and unpredictable, which affect our revenue, gross margin and results of operations.

We are subject to the global semiconductor industry’s business cycles, the timing, length and volatility of which are difficult to predict. The semiconductor industry has historically been cyclical because of sudden changes in demand for semiconductors and manufacturing capacity, including capacity utilizing the latest technology. These fluctuations in demand have affected the timing and amounts of customers’ capital equipment purchases and investments in new technology, and continue to affect our revenue, gross margin and results of operations. In addition to affecting our customers and suppliers, these business cycles also challenge our key management, engineering and other employees.

During periods of increasing demand for semiconductor manufacturing equipment, we must have sufficient manufacturing capacity and inventory to meet customer demand, and must be able to attract, hire, assimilate and retain a sufficient number of qualified individuals. The semiconductor industry appears to be in the early stages of an upturn. However, we cannot predict the sustainability of a recovery, if any, and/or the industry’s rate of growth in such a recovery, and our ability to take advantage of the upturn if it continues. As at December 31, 2003 we have not significantly benefited from the early stage of the upturn. If we are unable to effectively manage our resources and production capacity during an industry upturn, there could be a material adverse effect on our business, financial condition and results of operations. Conversely, in downturns, we must be able to appropriately align our cost structure with prevailing market conditions and effectively motivate and retain key employees. In response to the downturn that began in fiscal 2001, we reduced our cost structure as appropriate, however we continued our research and development, customer support and sales and marketing at levels that resulted in operating losses for fiscal 2002 and 2003. We believe these levels of expenditure are necessary to compete in this market. If we are unable to take advantage of a cyclical upturn, or the upturn does not materialize we would continue to incur losses and may be required to reduce our cost structure significantly, such that it would harm our ability to continue to operate in the global semiconductor market place.

We are exposed to risks associated with a highly concentrated customer base.

Our customer base is, and has been, highly concentrated and our orders are from a relatively limited number of manufacturers of integrated circuits. This may lead to customers to demand from us less favorable pricing and other terms. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders we may not be able to replace these orders with new orders. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of and terms of orders could have a material adverse effect on our business, financial condition and results of operations.

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

The semiconductor industry is global and is expanding within the Asian region. If we are unable to penetrate this market our ability to grow our revenues will be restricted.

The percentage of worldwide semiconductor production that is based in the Asian region is growing, particularly within China. Our business has traditionally been strongest with the European semiconductor manufacturers and we have only a small installed base and limited brand recognition in Asia. It will be necessary for us to penetrate new customers in this region to grow our business and while we have appointed a new sales representative in this region and hired a small number of employees there is no assurance that we will be able to penetrate these geographic markets which are subject to growth rates that are higher than worldwide growth rates.

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

We believe that once a semiconductor manufacturer has selected a supplier’s equipment for a particular fabrication line, the manufacturer often will continue to rely on that supplier’s equipment for future requirements, including new generations of similar products. If we are unable to sell our products to potential customers who currently are using other suppliers’ equipment, it could be difficult for us to increase our revenues or market share. Changing from one equipment supplier to another may be expensive and may require a substantial investment of resources by the customer. Accordingly, we may experience difficulty in achieving significant sales to a customer using another supplier’s equipment. At the same time, however, we cannot make assurances that our existing customers will continue to use our equipment in the future.

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

We depend on a number of sole suppliers for key components used in the manufacture of our products. If we are unable to obtain timely delivery of sufficient quantities of these components, we would be unable to manufacture our products to meet customer demand, unless we are able to locate replacement components. Most significantly, our cluster tools are designed around an automation module supplied by Brooks Automation. Due to the high cost of these modules we keep very few in inventory. If Brooks Automation fails to deliver the component on a timely basis, delivery of our cluster tools will be delayed and sales may be lost. If Brooks Automation is unable to deliver any such modules for a prolonged period of time, we will have to redesign our cluster tools so that we may utilize other wafer transport systems. There can be no assurance that we will be able to do so, or that customers will adopt the redesigned systems.

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

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, manufacture and disposal of all materials present at, or our output from, our facilities, including the toxic or other hazardous chemical by-products of our manufacturing processes. Environmental claims against us, or our failure to comply with any present or future regulations could result in:

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

You may have difficulty protecting your rights as a stockholder and in enforcing civil liabilities because many of our executive officers and the majority of the members of our board of directors and the majority of our assets are located outside the United States.

Our principal assets and manufacturing plants are located in the United Kingdom. In addition, most of the members of our board of directors and our executive officers are residents of jurisdictions other than the United States. As a result, it may be difficult for stockholders to serve process within the United States upon members of our board of directors and our executive officers, or to enforce against us or members of our board of directors or our executive officers judgments of the U.S. courts, to enforce outside the United States judgments obtained against members of our board of directors or our executive officers in U.S. courts, or to enforce in U.S. courts judgments obtained against members of our board of directors or our executive officers in courts in jurisdictions outside the United States, in any action, including actions that derive from the civil liability provisions of the U.S. securities laws. In addition, it may be difficult for our stockholders to enforce, in original actions brought in courts in jurisdictions located outside the United States, liabilities that derive from U.S. securities laws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include our manufacturing, research and development and administrative cost base, which are predominately incurred in British pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. We constantly monitor currency exchange rates and match currency availability and requirements whenever possible. We may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at December 31, 2003 and December 31, 2002 we did not have any open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies in the year ended December 31, 2004 would have no material effect on revenues, which are primarily expressed in United States dollars and would increase operating costs and reduce cash flow by approximately $4.5 million. The same increase in the value of the British pound would increase the value of the net assets of we expressed in United States dollars by approximately $7.6 million. We have also received orders for revenue that are denominated in euros, therefore an increase in the value of the euro in relation to the United States dollar would effect the reported value of revenue. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality, some currencies may weaken while others may strengthen.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index included at “Item 15. Exhibits and Financial Statements Schedules and Reports on Form 8-K.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, have concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the year ended December, 2003, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers of the Company as of March 15, 2004:

Nominee	Age	Positions and Offices Currently Held with Trikon
John Macneil(1)	46	Acting President, Chief Executive Officer and Chief Technology Officer
William J Chappell	42	Senior Vice President, Chief Financial Officer and secretary
Ernest Maune	51	Senior Vice President North America sales
Andrew Noakes	36	Senior Vice President Europe and Asia sales

(1)	On March 10, 2004, Dr. Macneil was appointed acting President and Chief Executive Officer until such time as Dr. Kiwan’s successor is appointed. See discussion in “Business – Recent Developments”.

Dr. Macneil joined Trikon in 1996 and was appointed Vice President of Technology in June 1998. On March 10, 2004, Dr. Macneil was appointed Acting President and Chief Executive Officer. Dr. Macneil served in various technical positions at Motorola. Subsequently, Dr. Macneil held senior technical positions in a number of research driven organisations both in the United Kingdom and in the United States prior to joining Trikon. Dr. Macneil holds an MBA from Cardiff University in 1996 and gained a PhD in Solid State Physics from Leicester University in 1983.

Mr. Chappell A.C.A. joined Trikon in January 2001 as Chief Financial Officer. Mr. Chappell served with Coopers & Lybrand in various positions between 1983 and 1993, most recently as a Senior Audit Manager in the San Jose, California office. From 1993 to 1995, he served as Director of Finance at Adac Laboratories. Before joining Trikon, Mr. Chappell served as the Chief Financial Officer of a Canadian public company and a private German company. Mr. Chappell has a chemistry degree from the University of Leeds, England.

Mr. Maune joined the Company as Senior Vice President North America Sales in May 2003. From May 1997 to February 2003 he served as a senior vice president at Amkor Technology Inc. Mr. Maune holds a bachelors degree from Truman State University and a masters degree from Prudoe University.

Mr. Noakes joined Trikon in November 1996 on the acquisition of Electrotech and served in several senior sales and marketing positions and was appointed our Senior Vice President responsible for Sales in Europe and Asia in June 2003. From January 1998 to October 1999 he spent two years in the ion implant business development group at Applied Materials. Prior to November 1996, Mr. Noakes held various sales and engineering positions at Electrotech. Mr. Noakes holds a BSc (hons) degree in Physics from the University of Sheffield and a masters degree from the University of Bristol.

The following table sets forth the Directors of the Company as at January 31, 2004. Each of the director’s term of office expires at our next Annual General Meeting of Stockholders:

Name	Age	Positions and Offices Currently Held with Trikon
Christopher D. Dobson	67	Director, Chairman of the Board
Nigel Wheeler(1)	54	Director, Vice Chairman of the Board
Jihad Kiwan(2)	46	Director, President and Chief Executive Officer
Robert R. Anderson(3)(4)(5)	66	Director
Richard M. Conn(1)(3)(4)(5)	59	Director
In Kil Hwang(6)	64	Director

(1)	Member of our Executive Committee created March 10, 2004.
(2)	On March 10, 2004, Dr. Kiwan departed as President and Chief Executive Officer. Pursuant to the terms of his employment agreement, Dr. Kiwan resigned from the Board of Directors as of such date.

(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee
(5)	Member of the Nominating and Governance Committee
(6)	Appointed to the Board on October 4, 2003 and appointed to the audit, compensation and nominating committees of the Board on January 16, 2004. On March 10, 2004, Mr. Hwang resigned from our Board of Directors.

Dr. Christopher D. Dobson. Dr. Dobson joined the Board of Directors as Chairman in November 1996 upon the acquisition of Electrotech. From December 1997 to May 1998, Dr. Dobson was our Chief Executive Officer. Dr. Dobson was appointed Chief Technical Officer in May 1998 and served in such capacity until his retirement on May 15, 2001. Dr. Dobson continues to serve as the Chairman of the Board of Directors, a non-executive position. Dr. Dobson was a co-founder of Electrotech and was its Chairman from 1971 to November 1996.

Nigel Wheeler. Mr. Wheeler joined Trikon as a director and the President and Chief Operating Officer in November 1996 upon the acquisition of Electrotech. In October 1998, Mr. Wheeler was appointed Chief Executive Officer. From July 1993 to November 1996, Mr. Wheeler served as Electrotech’s Chief Executive Officer. Effective March 31, 2003, Mr. Wheeler became Vice Chairman of the Board of Directors upon the appointment of Dr. Jihad Kiwan as Trikon’s President and Chief Executive Officer.

Dr. Jihad Kiwan. Dr. Jihad Kiwan was elected to the Board of Directors and appointed President and Chief Executive Officer of Trikon effective March 31, 2003. Prior to joining Trikon, Dr. Kiwan was with Amkor Wafer Fabrication Services from 1997, and served as the Vice President and General Manager. Dr. Kiwan previously worked for SCI Systems and Hewlett Packard. As noted above in “Business – Recent Developments”, on March 10, 2004, Dr. Kiwan departed as President and Chief Executive Officer. Pursuant to the terms of his employment agreement, Dr. Kiwan resigned from the Board of Directors as of such date.

Robert R. Anderson. Mr. Anderson was elected to the Board of Directors in April 2000. Mr. Anderson is a private investor. From January 1994 to January 31, 2001, he was Chairman of Silicon Valley Research, Inc., a semiconductor design automation software company, and its Chief Executive Officer from December 1996 to August 1998, and from April 1994 to July 1995. He also served as Chairman and Chief Executive Officer of Yield Dynamics, Inc., a private semiconductor process control software company, from October 1998 to October 2000, and presently serves as a director. In 1975, Mr. Anderson co-founded KLA Instruments Corporation, the predecessor to KLA-Tencor (“KLA”), a supplier of semiconductor process control systems, from which he retired in 1994. He served as Vice-Chairman of KLA from November 1991 to March 1994, and as Chairman of KLA from May 1985 to November 1991. Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer of KLA. In addition to serving as a director of Trikon, Mr. Anderson currently serves as a director of MKS Instruments, Inc., Metron Technology N.V., and Aehr Test Systems, Inc. Furthermore, he serves as a director for three other private companies, and as a trustee of Bentley College.

Richard M. Conn. Mr. Conn was elected to the Board of Directors in January 1998. Mr. Conn formed Business Development Consulting in early 1997 and serves as a consultant in the semiconductor equipment industry. Prior to forming Business Development Consulting, Mr. Conn was a Vice President of Sales at KLA from 1984 until 1996. During his tenure at KLA, Mr. Conn was a member of the boards of directors of KLA’s subsidiaries in the United Kingdom, France and Germany. Mr. Conn has held several other positions in the semiconductor industry at companies that include Eaton Semiconductor Equipment, Applied Materials and ITT Semiconductors.

In Kil Hwang. Dr. Hwang joined the Board of Directors in October 2003. He was appointed President and Chief Executive Officer of Anam Semiconductor in December 1991 and became Vice Chairman in May 1998. He was appointed Vice Chairman of Amkor Korea in January 2001 until his retirement in September 2001. Dr. Hwang has a PhD in Physics from the University of Wyoming and a BS from the National University of Seoul. On March 10, 2004, Dr. Hwang resigned from the Board of Directors.

Audit Committee Financial Expert

The Board of Directors has determined that Robert Anderson is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Code of Ethics

Trikon has adopted a code of business conduct and ethics for directors, officers (including Trikon’s principal executive officer, principal financial officer and controller) and employees, known as The Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on Trikon’s website at www.Trikon.com. Trikon intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendment to, or waiver from, a provision of the code of business conduct and ethics either by filing a Form 8-K or posting such information on our website at www.Trikon.com, provided such method of disclosure is then in compliance with the rules of the NASDAQ National Market and the rules of the Securities and Exchange Commission.

Compliance with SEC Reporting Requirements

Section 16(a) of the Exchange Act requires Trikon’s directors and executive officers and persons beneficially owning more than ten percent of a class of Trikon’s capital stock to file certain reports of beneficial ownership and changes in beneficial ownership (Forms 3, 4 and 5) with the SEC. Based solely on its review of copies of Forms 3, 4 and 5 available to it, or written representations that no Forms 5 were required, Trikon believes that all required Forms concerning 2003 beneficial ownership were filed on time by all directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth all compensation received for services rendered to Trikon in all capacities for the years ended December 31, 2003, 2002 and 2001, by (i) each person who served as Chief Executive Officer of Trikon during the year ended December 31, 2003 and (ii) each of the other executive officers of Trikon who were serving as executive officers at December 31, 2003 and whose total compensation exceeded $100,000 (collectively, the “Named Executive Officers”). Perquisites amounting in aggregate to the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer are not disclosed. For the purpose of calculating salaries and other compensation paid in British pounds to Nigel Wheeler, William Chappell, Andrew Noakes and John Macneil, the average rate of exchange between the British Pound and the US dollar of $1.64, $1.504 and $1.4438 for each British pound for the years ended December, 31, 2003, 2002 and 2001, respectively, has been used. For the purpose of calculating salaries and other compensation paid in Euro to Jihad Kiwan, the average rate of exchange between the Euro and the US dollar of $1.13 for the year ended December 31, 2003 has been used.

Summary Compensation Table

		Annual Compensation			Long Term Compensation		All Other Compensation ($)
	Fiscal Year	Salary ($)		Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR
Jihad Kiwan(1) Former Director, President and Chief Executive Officer	2003	304,539		36,160	—	200,000	11,667	(5)

John Macneil(12) Senior Vice President, Technology, Chief Technology Officer and Acting Chief Executive Officer	2003 2002 2001	119,845 109,869 108,285		18,450 22,557 —	— — —	15,000 15,000 7,000	22,720 20,093 21,221	(11)

Nigel Wheeler(2) Director, and Former President, Chief Operating Officer and Chief Executive Officer	2003 2002 2001	274,040 380,581 375,388	(6)	42,640 39,100 37,539	— — —	50,000 50,000 50,000	68,574 96,369 100,338	(7)

William J Chappell Senior Vice President, Chief Financial Officer	2003 2002 2001	185,258 141,593 129,942		57,072 29,023 12,960	— —	15,000 15,000 37,000	36,841 33,792 97,522	(8)

Ernest Maune(3) Senior Vice President Sales North America	2003	124,236		9,500	—	30,000	13,659	(9)

Andrew Noakes(4) Senior Vice President Sales Europe and Asia	2003	95,869		40,737		15,250	15,388	(10)

(1)	Dr. Kiwan was appointed President and Chief Executive Officer March 31, 2003. On March 10, 2004, Dr. Kiwan departed as President and Chief Executive Officer.
(2)	Mr. Wheeler was appointed Chief Executive Officer in October 1998 until the appointment of Dr. Kiwan on March 31, 2003. Mr. Wheeler was appointed Vice Chairman on March 31, 2003.
(3)	Mr. Maune was appointed Senior Vice President North America Sales on May 12, 2003.
(4)	Mr. Noakes was appointed Senior Vice President Europe and Asia Sales on June 1, 2003.
(5)	Of this amount $11,667 represents a housing allowance.
(6)	Includes $50,861 of compensation as Vice Chairman.
(7)	Of this amount $26,566 represents a car and fuel allowance and $38,287 represents pension contributions on behalf of this officer.
(8)	Of this amount $20,589 represents a car and fuel allowance and $13,694 represents pension contributions on behalf of this officer.
(9)	Of this amount $8,864 represents a car and fuel allowance and $4,795 represents pension contributions on behalf of this officer.
(10)	Of this amount $11,782 represents a car and fuel allowance and $3,606 represents pension contributions on behalf of this officer.
(11)	Of this amount $16,146 represents a car and fuel allowance and $6,022 represents pension contributions on behalf of this officer.
(12)	On March 10, 2004, Dr. Macneil was appointed acting President and Chief Executive Officer until Dr. Kiwan’s successor is appointed.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the year ended December 31, 2003 to each of the Named Executive Officers. No stock appreciation rights (“SARs”) have ever been granted by Trikon.

	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($/sh)(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2) ($)
					5%	10%
Jihad Kiwan	200,000	22.8	3.23	March 31, 2013	412,769	1,029,724
John Macneil	15,000	1.7	5.04	January 29, 2013	47,552	120,506
Nigel Wheeler	50,000	5.7	4.33	July 9, 2013	136,178	345,101
William J. Chappell	15,000	1.7	5.04	January 29, 2013	47,552	120,506
Ernest Maune	30,000	3.4	3.30	May 16, 2013	62,271	157,806
Andrew Noakes	5,250	0.6	3.10	May 20, 2013	10,237	25,942
Andrew Noakes	10,000	1.1	3.64	June 12, 2013	22,895	58,022

(1)	Represents the fair market value of the underlying shares of Common Stock at the time of grant.
(2)	Represents the value of the shares of Common Stock issuable upon the exercise of the option, assuming the stated rates of price appreciation for ten years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. Such annual rates of appreciation are for illustrative purposes only, are based on requirements of the SEC and do not reflect Trikon’s estimate of future stock appreciation. No assurance can be given that such rates of appreciation, or any appreciation, will be achieved.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the number of exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 2003.

Name	Shares Acquired on Exercise (#)	Value Realized(1) ($)	Number of Unexercised Options at Fiscal Year-End		Value of Unexercised In- the-Money Options at Fiscal Year End ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jihad Kiwan	—	—	—	200,000	—	492,000
John Macneil	6,250	36,540	18,501	28,499	—	9,750
Nigel Wheeler	117,500	487,393	193,189	112,499	323,945	68,000
William J. Chappell	—	—	33,500	33,500	—	9,750
Ernest Maune	—	—	—	30,000	—	71,700
Andrew Noakes	—	—	3,101	17,049	—	34,097

(1)	The value realized equals the difference between the option exercise price and the fair market value of Trikon’s common stock on the date of exercise, multiplied by the number of shares for which the option was exercised
(2)	The value of unexercised in-the-money options equals the difference between the option exercise price and the closing price of Trikons’s common stock on December 31, 2003, multiplied by the number of shares underlying the options. The closing price of Trikon’s common stock on December 31, 2003, as reported on the Nasdaq National Market, was $5.69 per share.

Employment Agreements

Jihad Kiwan. Trikon entered into an employment agreement with Dr. Kiwan, effective March 31, 2003, pursuant to which Dr. Kiwan was nominated as a director and appointed the President and Chief Executive Officer for the term of the agreement. The agreement continues until terminated by either party, provided that

Trikon may only terminate the agreement (other than for cause) upon prior notice, which notice period (or severance payment in lieu of notice) varies from three to eighteen months depending on Dr. Kiwan’s length of service. In the event of change of control, Dr. Kiwan is entitled to resign and still receive certain payments which can be as high as eighteen months of salary and bonus. Please see “Business – Recent Developments.”

Dr. Kiwan received a base annual salary of 320,000 Euros and a bonus that may vary from year to year as determined by the Board of Directors depending upon the strategic goals of Trikon. At the time of his hiring, Dr. Kiwan received a grant of options to purchase 200,000 shares of common stock, which vest in four equal annual installments.

Pursuant to offer letters as detailed below, the Company has provided termination benefits to certain named executive officers. Pursuant to an offer letter dated October 12, 2000, Trikon has agreed to provide Mr. Chappell with six months notice of termination (or severance payment in lieu of notice). Pursuant to an offer letter dated September 1, 2003, upon termination of employment (other than for gross (serious) misconduct) Trikon has agreed to pay Mr. Maune severance in an amount varying from six months to one year of his base salary. The applicable severance payment amount is based on Mr. Maune’s length of service at the time of termination. In the event of a change of control, Mr. Maune is entitled to resign and receive a termination payment equal to the then applicable severance payment. Pursuant to an offer letter dated June 3, 2003, Trikon has agreed to provide Mr. Noakes with six months notice of termination (or severance payment in lieu of notice). Pursuant to an offer letter dated November 3, 1995, as amended on May 17, 1999, Trikon has agreed to provide Mr. MacNeil with six months notice of termination of employment (or severance payment in lieu notice).

Director Compensation

Employee members of the Board of Directors do not receive additional compensation for their services as directors. Non-employee directors (other than the Chairman of the Board of Directors) earn an annual retainer of $15,000 and receive $2,000 for attending a meeting of the board of directors in person, $750 for attending a meeting of the board of directors by telephone and $750 for attending a committee meeting in person or by telephone.

The Chairman of the Board of Directors, if he is not an executive of the Company, receives an annual retainer of $30,000 and receives $4,000 for attending a meeting of the board of directors in person and $1,500 for attending meetings of the board of directors by telephone, and $1,500 for attending meetings of committees of the board of directors in person or by telephone.

Non-employee directors are also reimbursed reasonable expenses in connection with attendance at board and committee meetings.

In addition, each non-employee director participates in an equity compensation plan, the 1998 Director’s stock option plan. When first elected or appointed to the Board of Directors as a non-employee director (if such director previously was not an executive officer of Trikon), such director will receive, at the time of such initial election or appointment, a stock option to purchase 20,000 shares of common stock, and at each annual stockholders meeting thereafter will receive a stock option to purchase 8,000 (or, in the case of a non executive Chairman of the Board of Directors, 12,000) shares of common stock.

The initial option grant on first election or appointment, vest in a series of four (4) successive equal annual installments upon the director’s completion of each year of service on the board of directors over the four (4) year period measured from the date of grant, and the subsequent annual grants vest upon completion of one year of service, or the next annual meeting of stockholders, whichever is earlier.

In addition to his compensation as a non employee Chairman as described above, Dr. Dobson, when he was appointed Chief Executive Officer of Trikon in May 1998, entered into a letter agreement with the Company which provided certain benefits based upon the continued performance of services to Trikon either as (i) an employee, (ii) a non employee member of the Board or (iii) Independent Consultant. The benefits are a restricted stock award and a special acquisition bonus as described below.

Dr. Dobson received 1,149,281 restricted shares of common stock when Trikon consummated a debt for equity exchange. The restricted shares vested in full on May 14, 2003.

Dr. Dobson will receive a special acquisition bonus in the event of a transfer of more than 50% of Trikon’s voting rights in a direct sale or merger of Trikon or other disposition of more than 80% of the assets of Trikon. The size of the bonus payable varies with the amount of consideration paid in the transaction as set forth in the table below, and no bonus will be earned if the total purchase price is valued at less than $250 million.

Sales Price ($)	Cumulative Percentage (%)
At least $250 million	0.5%
At least $260 million	1.0
At least $270 million	2.0
At least $280 million	2.5
$300 million or more	3.0

Mr. Wheeler was appointed Vice Chairman of the Board of Directors on March 31, 2003 and entered into a consulting contract with the company on June 4, 2003. Under the terms of the consulting agreement with Trikon, Mr. Wheeler receives 60,000 British Pounds ($98,400 at the average exchange rate for fiscal 2003) for acting as Vice Chairman and providing consulting services to the Board of Directors. In addition to this annual compensation Mr. Wheeler is provided a company car and fuel together with other usual benefits paid to UK employees. The consulting arrangement is for a two year period commencing July 1, 2003 and can be terminated with three months notice by either party. Mr. Wheeler does not receive the non-employee board member payments described above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation plan information

The following table provides information as of December 31, 2003 with respect to shares of our Common Stock that may be issued upon the exercise of options, granted to employees, consultants or members of our Board of Directors under all of our existing equity compensation plans, including the 1991 Stock Option Plan and the 1998 Directors Stock Option Plan. No warrants or other rights have been issued to members of our employees, consultants or Board of Directors.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,827,483	$7.77	30,150
Equity compensation plans not approved by security holders	—	—	—

Total	1,827,483	$7.77	30,150

Security Ownership of certain beneficial owners and Management

To the extent known by Trikon, the following table sets forth certain information regarding beneficial ownership of Trikon common stock as of January 31, 2004 by: (i) each person (or group or affiliated persons) who is known by Trikon to own beneficially more than 5% of Trikon’s outstanding shares of common stock, (ii) each of Trikon’s directors, (iii) each of the named executive officers and (iv) Trikon’s directors and executive officers as a group. For purposes of calculating the percentage beneficially owned 15,741,671 shares of Common Stock outstanding as of January 31, 2004 were used. Except where otherwise noted and subject to applicable community property laws, to Trikon’s knowledge the persons noted below have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Common Stock
Specialist Situations Funds(1) 153 East 53rd Street New York, New York 10022	2,353,115		14.9%

Spinner Global Technology Fund, Limited(2) C/O Citco NV, Kaya Flamboyan P.O. Box 812, Curacao Netherlands, Antilles	1,274,030		8.1%

Christopher D. Dobson	1,186,615	(3)	7.5%

Jihad Kiwan**	65,000	(4)	*

Robert Anderson	34,750	(5)	*

Richard M. Conn	22,800	(6)	*

In Kil Hwang**	0	(12)	*

A Nigel Wheeler	205,689	(7)

William J. Chappell	33,500	(8)	*

John Macneil	20,001	(9)	*

Ernest Maune	0		*

Andrew Noakes	3,175	(10)	*

All directors and executive officers as a group (10 persons)**	1,571,530	(11)	10.0%

*	Less than 1%
**	Information is at January 31, 2004. As of March 15, 2004 we have 8 directors and executive officers who collectively own as a group 1,506,530 shares of our common stock or approximately 9.6%. See “Business – Recent Developments”.
(1)	The number of common shares beneficially owned by Special Situations funds is based on information in a schedule 13G filed by Special Situations fund on February 12, 2004 and includes 350,000 shares of common stock issuable on currently exercisable warrants.
(2)	The number of common shares beneficially owned by Spinner Global Technology (“Spinner”) is based on information in a schedule 13F filed by Spinner on February 17, 2004 and includes 92,353 shares of common stock issuable on currently exercisable warrants.
(3)	Includes 12,000 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 31, 2004

(4)	Includes 50,000 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 31, 2004. On March 10, 2004, Dr. Kiwan departed as President and Chief Executive Officer and resigned as a member of the Board of Directors.
(5)	Includes 14,750 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 31, 2004
(6)	Includes 22,800 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 31, 2004
(7)	Includes 205,689 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 31, 2004
(8)	Includes 33,500 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 31, 2004
(9)	Includes 20,001 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 31, 2004
(10)	Includes 3,175 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 31, 2004
(11)	Includes 384,714 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 31, 2004
(12)	On March 10, 2004, Dr. Hwang resigned as a member of our Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by Trikon for the audit and other services provided by Ernst & Young LLP for fiscal 2003 and 2002.

	2003	2002
	$’000	$’000
Audit	220	188
Audit related	16	33
Tax fees	5	403
All other fees	—	—

Total	$241	$624

The audit committee approves all services provided by Ernst & Young LLP prior to their incurrence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this annual report on form 10K

(1) Financial Statements

(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(3) List of Exhibits

2.1	Share Purchase Agreement, dated July 17, 1996 (the “Share Purchase Agreement”), among the Company, Electrotech and the shareholders of Electrotech. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.2	Amendment No. 1 to the Share Purchase Agreement dated September 9, 1996. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.3	Amendment No. 2 to the Share Purchase Agreement dated October 16, 1996. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.4	Amendment No. 3 to the Share Purchase Agreement dated November 13, 1996. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.5	Agreement and Plan of Merger, between Trikon Technologies, Inc., a Delaware corporation, and Trikon Technologies, Inc., a California corporation. (Previously filed as Exhibit C to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, and incorporated herein by reference.)

3.1	Certificate of Incorporation of Trikon Technologies, Inc., a Delaware corporation. (Previously filed as Exhibit D to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, and incorporated herein by reference.)

3.2	By-laws of Trikon Technologies, Inc., a Delaware corporation. (Previously filed as Exhibit 3.3 to the Registrant’s Quarterly report on form 10-Q for the quarterly period ended June 30, 2003.)

4.1	Common Stock Purchase Warrant, dated May 23, 2001, granted by Trikon Technologies, Inc. to Spinner Global Technology Fund, Ltd. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2001, and incorporated by reference herein.)

4.2	Form of redeemable warrant to purchase shares of common stock dated October 22, 2003 issued in connection with the sale of common stock and warrants to Special Situations Fund III LP and certain of its affiliate funds (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 22, 2003 and incorporated by reference herein.)

10.1*	1991 Stock Option Plan of the Company, as amended to date. (Previously file as an exhibit to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, and incorporated herein by reference.)

10.2*	Employment agreement dated as of March 18, 2003 between the Company and Jihad Kiwan (previously filed as an exhibit to the Company’s Current Report on Form 8-K on March 27, 2003, and incorporated by reference herein)

10.3	Registration Agreement dated as of November 15, 1996 between the Company and Christopher D. Dobson. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

10.4	International Technology License and Sales Agreement between the Company and Anelva Corporation, dated February 7, 1992. (Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, and incorporated herein by reference.)†

10.5	Lease dated July 5, 1985 concerning the Company’s facilities at Newport, Gwent, United Kingdom, as assigned to Electrotech Limited effective January 19, 1995. (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein.)

10.6	M0RI™ Source Technology License Agreement between the Company and Applied Materials. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.7	FORCEFILL™ Technology License Agreement between Trikon Equipment Limited and Applied Materials. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.8	FORCEFILL™ Technology License Agreement between Trikon Technologies Limited and Applied Materials. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.9	M0RI™ Source Technology License Agreement between the Company and Lam Research Corporation. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.10*	Letter Agreement, dated as of May 14, 1998, between Christopher D. Dobson and the Company. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.)

10.11*	1998 Directors Stock Option Plan, as amended to date. (Previously filed as Exhibit 10.11 to the Registrant’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).

10.12	Form of Stock Purchase Agreement and Schedule of Investors dated April 17, 2002 (previously filed as an exhibit to current report on Form 8-K filed April 19, 2002)

10.13	Form of Stock Purchase Agreement dated October 22, 2003 (previously filed as an exhibit to current report on Form 8-K filed October 22, 2003 and incorporated herein by reference)

10.14*	Letter agreement with Nigel Wheeler dated June 4, 2003 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.)

10.15	Term loan agreement dated July 17, 2003 between the Company and Lloyds TSB plc (previously filed as an exhibit to current report on Form 8-K filed July 22, 2003 and incorporated herein by reference)

10.16¶	Letter of amendment dated March 1, 2004 to term loan agreement dated July 17, 2003 between the Company and Lloyds TSB

21¶	Subsidiaries of the Registrant

23.1¶	Consent of Ernst & Young LLP

24.1**	Power of Attorney

31.1¶	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2¶	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1¶	Certificate of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2¶	Certificate of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 14(a)3.
**	Set forth in the signature page hereto.
†	Certain portions of this exhibit have been omitted from the copy filed and are subject to an order granting confidential treatment with respect thereto.
¶	Filed herewith.

(b) Reports on Form 8-K

We filed a report on Form 8-K on October 17, 2003 relating to the signing of definitive agreements for the private sale of shares of common stock and warrants to purchase additional shares of common stock.

We filed a report on form 8-K on October 23, 2003 announcing the completion of the private sale of our shares of common stock and warrants to purchase additional shares of common stock.

We submitted a report on form 8-K on October 30, 2003 furnishing a press release announcing our earnings for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2004

TRIKON TECHNOLOGIES, INC.

By:	/s/ JOHN MACNEIL
John Macneil
Acting President and Chief Executive Officer

By:	/s/ WILLIAM J. CHAPPELL
William J. Chappell
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Macneil and William J. Chappell, and each of them with all power to act without the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN MACNEIL John Macneil	Acting President and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ WILLIAM J. CHAPPELL William J. Chappell	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2004

/s/ CHRISTOPHER D. DOBSON Christopher D. Dobson	Chairman of the Board, Director	March 15, 2004

/s/ A. NIGEL WHEELER A. Nigel Wheeler	Vice Chairman, Director	March 15, 2004

/s/ RICHARD M. CONN Richard M. Conn	Director	March 15, 2004

/s/ ROBERT R. ANDERSON Robert R. Anderson	Director	March 15, 2004

REPORT OF INDEPENDENT AUDITORS

To: The Stockholders and the Board of Directors Trikon Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Trikon Technologies, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trikon Technologies, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Bristol, England

March 15, 2004

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$31,646	$42,557
Accounts receivable, less allowances of $190 and $149 at December 31, 2003 and 2002, respectively	11,287	8,948
Inventories	15,257	20,486
Prepayments and other current assets	4,855	2,671

Total current assets	63,045	74,662
Property, plant and equipment, net	16,896	19,636
Demonstration systems, net	2,814	2,669
Other assets	374	221

Total assets	$83,129	$97,188

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	5,785	3,595
Accrued expenses	1,399	915
Warranty and related expenses	1,285	1,426
Current portion of long-term debt and capital lease obligations	11,736	8,651
Deferred revenue	5,075	1,169
Other current liabilities	3,363	3,862

Total current liabilities	28,643	19,618
Long-term debt and capital lease obligations, less current portion	188	10,717
Pension obligations	—	5,313
Other long term liabilities	928	1,020

Total liabilities	$29,759	$36,668

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred Stock
Authorized shares – 20,000,000 Series H Preferred Stock, no par value, $10 per share liquidation preference Issued and outstanding None at December 31, 2003 and 2002	—	—
Common Stock, no par value
Authorized shares – 50,000,000 Issued and outstanding – 15,635,888 at December 31, 2003 and 14,025,702 at December 31, 2002	261,217	254,536
Accumulated other comprehensive income	1,833	(8,400)
Deferred compensation	—	(569)
Accumulated deficit	(209,680)	(185,047)

Total stockholders’ equity	53,370	60,520

Total liabilities and stockholders’ equity	$83,129	$97,188

See accompanying notes to the consolidated financial statements.

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product sales	$28,710	$32,765	$97,046
License revenues	108	50	—

	$28,818	$32,815	$97,046

Costs and expenses:
Cost of goods sold	21,086	24,490	51,749
Research and development	9,629	10,700	9,650
Selling, general and administrative	20,032	18,717	22,642
Settlement of pension liabilities and related expenses	3,542	818	—

	54,289	54,725	84,041

(Loss) Income from operations	(25,471)	(21,910)	13,005
Interest expense	(921)	(1,197)	(1,504)
Interest income	948	1,309	1,350
Foreign currency gains (losses)	573	(2)	1,150
Other income	474	—	681

(Loss) income before income tax charge (benefit)	(24,397)	(21,800)	14,682
Income tax charge (benefit)	236	(2,165)	3,432

Net (loss) income	$(24,633)	$(19,635)	$11,250
Preferred dividend	—	—	141

Net (loss) income applicable to common shares	$(24,633)	$(19,635)	$11,109

(Loss) earnings per share:
Basic	$(1.77)	$(1.57)	$0.98
Diluted	$(1.77)	$(1.57)	$0.88

Average common shares used in the calculation – Basic	13,928	12,533	11,281
– Diluted	13,928	12,533	12,658

See accompanying notes to the consolidated financial statements.

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Series H Preferred Stock		Common Stock		Accum- ulated Deficit	Accumulated other Comprehensive Income	Deferred Compensation	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2001	443	$4,430	11,710	$230,788	$(176,440)	$(5,255)	$(3,603)	$49,920

Issuance of stock, net of issuance costs	—	—	926	9,970	—	—	—	9,970
Exercises of employee stock options	—	—	71	57	—	—	—	57
Conversion of preferred stock	(186)	(1,863)	148	1,910	(97)	—	—	(50)
Redemption of preferred stock	(269)	(2,692)	—	—	—	—	—	(2,692)
Amortization of restricted stock	—	—	—	—	—	—	1,517	1,517
Currency translation Adjustments	—	—	—	—	—	(994)	—	(994)
Deficit on defined benefit plan	—	—	—	—	—	(3,525)	—	(3,525)
Net income	—	—	—	—	11,250	—	—	11,250

Comprehensive income	—	—	—	—	—	—	—	6,731
Preference dividend	12	125	—	—	(125)	—	—	—

Balance at December 31, 2001	—	$—	12,855	$242,725	$(165,412)	$(9,774)	$(2,086)	$65,453

Issuance of stock, net of issuance costs	—	—	1,093	11,736	—	—	—	11,736
Exercises of employee stock options	—	—	78	75	—	—	—	75
Amortization of restricted stock	—	—	—	—	—	—	1,517	1,517
Currency translation adjustments	—	—	—	—	—	5,069	—	5,069
Deficit on defined benefit plan	—	—	—	—	—	(3,695)	—	(3,695)
Net loss	—	—	—	—	(19,635)	—	—	(19,635)

Comprehensive loss	—	—	—	—	—	—	—	(18,261)

Balance at December 31, 2002	—	$—	14,026	$254,536	$(185,047)	$(8,400)	$(569)	$60,520

Issuance of stock, net of issuance costs	—	—	1,400	6,456	—	—	—	6,456
Exercises of employee stock options	—	—	210	225	—	—	—	225
Amortization of restricted stock	—	—	—	—	—	—	569	569
Currency translation adjustments	—	—	—	—	—	3,013	—	3,013
Deficit on defined benefit plan	—	—	—	—	—	7,220	—	7,220
Net loss	—	—	—	—	(24,633)	—	—	(24,633)

Comprehensive loss	—	—	—	—	—	—	—	(14,400)

Balance at December 31, 2003	—	$—	15,636	$261,217	$(209,680)	$1,833	$—	$53,370

See accompanying notes to the consolidated financial statements.

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net (loss) income	$(24,633)	$(19,635)	$11,250
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of plant, equipment, leasehold improvements, and demonstration systems	5,368	5,279	3,618
Gain on sale of property plant and equipment	(505)	(6)	(681)
Amortization of financing costs	—	—	27
Amortization of deferred compensation	569	1,517	1,517
Net recognized pension fund obligation	—	—	(152)
Provision for loss on accounts receivable	41	(96)	(51)
Changes in operating assets and liabilities:
Accounts receivable	(2,380)	10,923	9,813
Inventories (including demonstration systems)	5,084	1,431	8,496
Other current assets	(2,184)	413	3,644
Accounts payable and other liabilities	3,989	(1,247)	(14,494)
Income tax payable	(48)	(1,585)	1,011
Deferred revenue	3,906	(3,937)	(4,224)

Net cash (used in) provided by operating activities	(10,793)	(6,943)	19,774
Investing Activities
Purchases of property, equipment and leasehold improvements	(1,481)	(2,098)	(4,578)
Proceeds from sale of property, equipment and leasehold improvements	1,682	107	1,008
Other assets and liabilities	(245)	(1,688)	(1,599)

Net cash used in investing activities	(44)	(3,679)	(5,169)
Financing Activities
Issuance of stock	6,681	11,811	10,027
Preferred stock dividend	—	—	(50)
Redemption of preferred stock	—	—	(2,692)
Redemption of 7 1/8% convertible debt	—	—	(1,505)
Borrowings under bank credit lines	—	—	21,450
Repayments of borrowings under bank credit lines	(8,351)	(8,050)	(3,776)
Payments on capital lease obligations	(700)	(663)	(382)

Net cash (used in) provided by financing activities	(2,370)	3,098	23,072
Effect of exchange rate changes in cash	2,296	5,414	(86)

Net (decrease) increase in cash and cash equivalents	(10,911)	(2,110)	37,591
Cash and cash equivalents at beginning of year	42,557	44,667	7,076

Cash and cash equivalents at end of year	$31,646	$42,557	$44,667

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$921	$1,157	$1,046
Taxes (primarily foreign)	$446	$1,133	$2,284
Non-cash investing and financing activities:
Equipment acquired under capital lease	$—	$182	$1,165

See accompanying notes to the consolidated financial statement

Trikon Technologies Inc

Notes to Consolidated Financial Statements

1.	COMPANY INFORMATION, SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET ANALYSIS

Background

Trikon Technologies, Inc. and its subsidiaries (collectively the “Company”) operate in one segment, designing, manufacturing and servicing of front-end wafer processing semiconductor-manufacturing equipment. These products are used for chemical and physical vapor deposition and for etch applications and are sold to semiconductor manufacturers worldwide.

The consolidated financial statements of the Company include the accounts of its subsidiaries all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated upon consolidation. For fiscal 2003 the Company has identified, on the face of the statement of operations, foreign currency gains and losses as a separate item after income/loss from operations but before income/loss before tax in the current period. Certain prior-year amounts have been reclassified to conform to current-year presentation.

Revenue Recognition

The Company derives its revenues from three sources – equipment sales, spare parts sales and the provision of services and changed it’s revenue recognition policy in fiscal 2000 to adopt Staff Accounting Bulletin 101 issued by the staff of the Securities and Exchange Commission. The Company recognizes revenue when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the sales price is fixed or determinable and collectivity is reasonably assured. For transactions that consist of multiple deliverables the Company allocates revenue to each of the deliverables based upon relative fair values and applies the revenue recognition criteria above to each element.

Revenues related to equipment sales are generally recognized upon shipment and transfer of title when the equipment has been pre-tested in the factory under conditions similar to which the customer intends to operate the equipment and meets all of the customers defined specifications. For new customers, or new products, revenue is recognized only on final acceptance unless the customer attends and approves the pre-testing procedures and the customer and the Company are satisfied that the performance of the equipment, once installed and operated, will continue to meet the customer-defined specifications. Equipment sold as demonstration or evaluation units are recognized as revenue on transfer of title and either final acceptance, or satisfactory completion of testing to demonstrate that the equipment meets all the customer defined specifications. Equipment sales generally include the provision of installation and commissioning services, which are not essential to the functionality of the equipment but have contractual payment terms linked to the final acceptance. The Company defers revenue recognition on the portion of revenue contractually linked to final acceptance, or the fair value of the installation services, if greater, until after acceptance of the machine. Revenue related to spare parts is recognized on shipment and revenue related to service contracts is recognized ratably over the duration of the contracts.

During fiscal 2003 the Company entered into a contract to develop new equipment for a customer and we determined that the revenue associated with this transaction should be accounted for in accordance with SOP 81-1 – ‘Accounting for the Performance of Construction-Type and Certain Production-type Contracts’. The developed equipment was shipped to the customer in fiscal 2003, however significant development work will be required during fiscal 2004 and no revenue was recognized with respect to this project in fiscal 2003. The full value of the contract has been deferred until such time as the Company can establish criteria to recognize the revenue under the percentage of completion method or alternatively on completion of the contract. Deferred revenue includes $1.8 million in respect of this contract.

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

	December 31,
	2003	2002
	(In thousands)
Customer service spares	3,237	$4,327
Components	5,646	7,878
Work-in-process	6,374	7,065
Finished goods	—	1,216

	$15,257	$20,486

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

The components of property, plant and equipment are as follows:

	December 31,
	2003	2002
	(In thousands)
Land and buildings	$—	$1,280
Machinery and equipment	26,358	22,579
Furniture and fixtures	4,707	4,037
Leasehold improvements	13,120	11,628

	44,185	39,524
Less accumulated depreciation and amortization	27,289	19,888

	$16,896	$19,636

Cost of equipment under capital leases included in property and equipment at December 31, 2003 and 2002 was $2,427,000 and $2,183,000 respectively, and accumulated amortization was $1,303,000 and $736,000, respectively. Amortization expense under these leases is included in depreciation expense.

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

During the year the Company disposed of an empty facility that had previously been its corporate and operational headquarters. The sales proceeds, net of expenses, amounted to $1,682,000. As at the date of sale the net book value of the building was $1,208,000 resulting in a profit on disposal of $474,000, which is recorded as other income on the face of the consolidated statement of operations.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired as defined by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Demonstration Systems

Demonstration or evaluation systems are completed systems located at certain strategic customer sites or at the Company’s facilities. The Company provides these demonstration systems at no charge for a specified evaluation period. The customer pays all operating costs incurred during the evaluation period. At the conclusion of the agreed upon evaluation period, provided that the equipment performs to required specifications, management expects that the customer, while not obligated to do so, will purchase the system. Demonstration systems are stated at the lower of cost or estimated net realizable value and are depreciated on a straight-line method over four years, if the product is not sold after one year. Demonstration systems, net of depreciation, amounted to $2.8 million and $2.7 million at December 31, 2003 and 2002, respectively.

Accounting for Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.

Stock-based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option plan. The Company is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its employee stock option plans, since stock options are granted at fair market value.

The Company has estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001, respectively: Risk-free interest rates of 2.66%, 2.46%, and 4.04%; a zero dividend yield in all three years; volatility factors of the expected market price of the Company’s Common Stock of 76.3%, 91.5% and 63.1% and an expected life of the options of 4.0 years, 3.8 years and 3.9 years. These assumptions resulted in weighted-average fair values of $4.36, $6.35, and $4.02 per share for stock options granted in 2003, 2002, and 2001, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. However, the Company’s employee stock options have characteristics significantly different from those of traded options; therefore, the Black-Scholes option-pricing model may not provide a reliable measure of the fair value of the Company’s options.

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in fiscal 2001, 2002 and 2003 in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net result and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,
	2003	2002	2001
	(In thousands except per share data)
Net (loss) income as reported	$(24,633)	$(19,635)	$11,250
Compensation expense included in determination of reported net income	569	1,517	1,517
Pro forma compensation expense calculated on the fair value method	(1,699)	(2,871)	(2,396)

Pro forma net (loss) income	$(25,763)	$(20,989)	$10,371

Pro forma (loss) earnings per common share:
Basic	$(1.85)	$(1.67)	$0.92
Diluted	$(1.85)	$(1.67)	$0.82

Research and Development Costs

Research and development costs are expensed as incurred.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred within cost of goods sold.

Foreign Currency Translation

The functional currency of most of the Company’s foreign subsidiaries is the local currency. The Company translates the assets and liabilities of its foreign subsidiaries at the rate of exchange in effect at the balance sheet date and translates the statement of operations items at the average exchange rate for the year. Translation adjustments are recorded as a component of stockholders’ equity on the line item “Other Comprehensive Income” in the consolidated balance sheet. Transaction gains and losses, other than those that relate to transactions deemed to be of a long-term nature, are recognized in earnings.

Prepaid and other current assets

The components of prepaid and other current assets are as follows:

	December 31,
	2003	2002
	(In thousands)
Prepayments	$798	$739
Deferred costs	3,301	496
Other	756	1,436

Total	$4,855	$2,671

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

Other current liabilities

The components of other current liabilities are as follows:

	December 31,
	2003	2002
	(In thousands)
Customer deposits	$1,095	$2,403
Payroll taxes	1,326	667
Income taxes	133	164
Other	809	628

Total	$3,363	$3,862

Warranty expense

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

Changes in the Company’s product warranty liability during the year ended December 31, 2003 were as follows (in thousands):

Balance, January 1, 2003	$1,426
Provisions for warranty	814
Consumption of reserves	(1,090)
Translation adjustment	135

Balance, December 31, 2003	$1,285

2. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” addresses the accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial years commencing after June 15, 2002 and the adoption of this statement did not have an effect on the Company’s financial position or results of operations.

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

SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides for additional disclosures relating to the pro forma effects of fair value based accounting when accounting is based upon the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has included the additional disclosures required by this standard in note 1 to these consolidated financial statements.

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

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

In November 2002, the FASB issued Financial Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. For product warranties, instead of disclosing the maximum potential amount of future payments under the guarantee, a guarantor is required to disclose its accounting policy and methodology used in determining its liability for product warranties as well as a tabular reconciliation of the changes in the guarantor’s product warranty liability for the reporting period. The Company has included the additional disclosures required by this interpretation in note 1 to these consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate a VIE. This new requirement for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. The Company has implemented FIN 46 during the fourth fiscal quarter of 2003, however, as the Company does not have any VIEs the Company’s implementation did not have an effect on the Company’s financial condition or results of operations.

3. SEGMENT, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

The Company’s revenue by geographic area to unaffiliated customers was as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
North America	$11,155	$10,728	$32,095
Europe	16,278	21,112	57,536
Asia	1,385	975	7,415

Total	$28,818	$32,815	$97,046

Sales between geographic regions are accounted for at prices that provide a profit and are in accordance with the rules and regulations of the respective governing bodies. The geographic locations of the Company’s assets are as follows:

	December 31,
	2003	2002
Long lived assets:
North America	$28	$42
Europe	16,850	19,551
Asia	18	43

	$16,896	$19,636

All identifiable assets:
North America	$8,776	$6,656
Europe	73,925	90,158
Asia	428	374

	$83,129	$97,188

The Company’s main facility is based in the United Kingdom and most of the Company’s products are shipped directly from the United Kingdom to the end geographic region. During the years ended December 31, 2003, 2002 and 2001 export sales of the Company originating from the United States were $256,000, $2,380,000 and $5,860,000 respectively.

Total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from three customers represented 16%, 13% and 10% each, of total revenue for the year ended December 31, 2003. Revenue from one customer represented 11% of total revenue for the year ended December 31, 2002. Revenue from two customers represented 17% and 15% each of total revenue for the year ended December 31, 2001.

4. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is comprised of net (loss) income, provisions for unfunded accumulated benefit obligations with respect to the Company’s defined benefit pension plan and currency translation losses as follows:

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Net (loss) income	$(24,633)	$(19,635)	$11,250
Pension plan obligations	7,220	(3,695)	(3,525)
Foreign currency translation adjustments	3,013	5,069	(994)

Comprehensive (loss) income	$(14,400)	$(18,261)	$6,731

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

Accumulated other comprehensive income comprises:

	December 31,
	2003	2002	2001
	(In thousands)
Foreign Currency translation adjustments	$1,833	$(1,180)	$(6,249)
Pension plan obligations	—	(7,220)	(3,525)

Total	$1,833	$8,400	$9,774

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Year ended December 31
	2003	2002	2001
	(In thousands)
Numerator:

Net (loss) income	$(24,633)	$(19,635)	$11,250
Dividend applicable to Preferred Stock	—	—	141

Net (loss) income applicable to common shares	$(24,633)	$(19,635)	$11,109

Denominator:
For basic earnings per share:
Weighted average shares outstanding	14,351	13,682	12,430
Restricted shares	(423)	(1,149)	(1,149)

	13,928	12,533	11,281

For diluted earnings per share:
Adjusted weighted average shares outstanding	13,928	12,533	11,281
Effect of dilutive securities:
Employee stock options	—	—	463
Restricted shares	—	—	914

	13,928	12,533	12,658

Basic and diluted earnings per share are calculated in accordance with SFAS128 ‘earnings per share’, which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for each period excludes, prior to their vesting, 1,149,281 unvested shares of restricted common stock issued to the Company’s Chairman of the Board in 1998. The restricted stock vested 100% on May 14, 2003.

The computation of diluted net loss per share for the years ended December 31, 2003 and 2002 excluded the impact of all outstanding options to purchase shares of common stock because such impact would be antidilutive due to the Company’s net loss for those years.

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

6. INCOME TAXES

The income tax (credit) charge consists of the following:

	Year Ended December 31
	2003	2002	2001
	(In thousands)
Current:
Federal	$—	$—	$—
State	69	109	110
Foreign	167	(1,672)	2,720

	$236	$(1,563)	2,830
Deferred (foreign)	—	(602)	602

Total	$236	$(2,165)	$3,432

A reconciliation of income taxes (credited) charged at the federal statutory rate (35% in all years) to actual income tax (credit) expense is as follows:

	Year Ended December 31
	2003	2002	2001
Income taxes at the statutory federal income tax rate	(35.0)%	(35.0)%	35.0%

Foreign taxes at lower rates than the federal statutory rate	5.1	4.4	(3.0)

	(29.9)	(30.6)	32.0
State taxes payable	0.3	0.5	0.7
Effect of stock compensation amortization	(4.4)	2.4	3.6
Research and development credit	—	(0.8)	—

Change in valuation reserve due to:
Foreign net operating losses utilized in the period	—	—	(6.4)
Foreign net operating losses generated in the period	30.4	24.7	—
Domestic net operating losses utilized in the period	5.4	1.7	—
Other	—	(1.0)	(3.6)
Other	(0.9)	(6.8)	(2.9)

	0.9%	(9.9)%	23.4%

The (loss) income before income taxes of the Company’s non-US subsidiaries for the years ended December 31, 2003, 2002 and 2001 was approximately $(24,250,000), (19,129,000) and $14,415,000 respectively.

As of December 31, 2003, the Company had federal net operating loss carry forwards of approximately $26.1 million (adjusted for the estimated effects of a change of ownership under s382 of the internal revenue code of 1986, as revised (“the code”)) and California operating loss carry forwards of $18.4 million. The net operating loss carry forwards will expire at various dates beginning in years 2008 through 2023, if not utilized.

At December 31, 2003 the Company also had United Kingdom net operating loss carry forwards of approximately $46.6 million, which can be offset against future profits arising from the same business indefinitely.

Utilization of the net operating losses and credits that arose prior to the change of ownership, under the code, is subject to a substantial annual limitation. This is due to limitations provided by the code and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

Net undistributed earnings from foreign subsidiaries at December 31, 2003, on which no U.S. tax has been provided, amounted to approximately $70.8 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional United States tax provision has not been made on these earnings.

Significant components of the Company’s deferred tax liabilities and assets are as follows at December 31:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Domestic:
Allowances and accruals not deducted for current taxes	$79	$54
Net operating loss carry forwards	10,485	9,460
Foreign:
Allowances and accruals not deducted for current taxes	530	488
Net operating loss carry forwards	13,981	5,519

	25,075	15,521
Less valuation reserve	(24,582)	(14,126)

Deferred tax liabilities:
Domestic	—	—
Foreign:
Depreciation	(367)	(883)
Other	(126)	(512)

Net deferred tax asset (liability)	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the entire deferred tax asset.

7. LONG-TERM DEBT

Long-term debt includes the following:

	December 31,
	2003	2002
	(In thousands)
Bank debt	$11,188	$18,112
Capital lease obligations	736	1,256

Total	11,924	19,368
Less current portion	11,736	8,651

Long term portion	$188	$10,717

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

Bank Debt

During the year ended December 31, 2001, the Company entered into a three-year term loan facility of £15 million (approximately $26.9 million at year-end exchange rates) from a British bank. The balance outstanding was 6,250,000 British pounds at December 31, 2003 (approximately $11.2 million) compared to 11,250,000 million British pounds at December 31, 2002 (approximately $20.1 million). The term loan bears interest at the three month London Interbank Borrowing Rate (LIBOR) plus 1.25% (rate of 5.26% at December 31, 2003) per annum and also carries no prepayment penalties. This loan was repaid by the Company on January 5, 2004.

In July 2003 the Company entered into a two-year revolving credit facility for 5 million British pounds (approximately $9.0 million at December 31, 2003 exchange rate) (‘2003 facility’). Interest on the 2003 facility, will be incurred at the London Interbank rate (LIBOR) plus 1.75% for borrowings in British pounds and foreign currency at the Banks short-term offered rate plus 1%. No amounts are outstanding under the 2003 facility on December 31, 2003.

The 2003 facility includes financial covenants that requires the Company to maintain a consolidated net worth of not less than $45 million, and that the interest expense on the loan cannot exceed 70,000 British pounds in any one fiscal quarter. Based upon the interest rate on the 2003 facility at December 31, 2003 this covenant does not restrict our ability to use this facility. In March 2004 by way of amendment letter, the covenant to maintain a consolidated net worth of not less than $45 million was changed to the reduced amount of not less than $40 million.

The Company also has an overdraft (credit) facility with the same bank of up to 1.5 million British pounds for use against standby letters of credit and guarantees (approximately $2.7 million at the year end exchange rate). No amount was outstanding under this facility as at December 31, 2003 and 2002.

8. COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases certain equipment under capital leases. The Company also leases its offices, manufacturing facilities and certain equipment under non-cancelable operating lease agreements. Certain leases are subject to escalation clauses based on applicable inflation indexes.

Future minimum lease payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2003:

	Capital Leases	Operating Leases
	(In thousands)
2004	$635	$1,770
2005	212	1,275
2006	—	1,151
2007	—	1,094
2008	—	1,087

	847	$6,377

Less amounts representing imputed interest	111

Present value of net minimum lease payments, including amounts classified as current	$736

Rental expense for operating leases was $2.0 million, $1.8 million and $1.7 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

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

9. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and capital lease obligations. The carrying amounts at December 31, 2003 of these financial instruments approximates their fair value,

The Company from time to time enters into foreign exchange contracts of a short-term nature (typically 1 month or less) that are generally matched to the estimated collection of accounts receivable. These contracts are generally for the sale of U.S. Dollars into British pounds. No contracts were outstanding at December 31, 2003 or 2002. The Company has not entered into any other derivative financial instrument and does not hold or use financial instruments for speculative purposes.

The Company’s exposure to concentration of credit risk arises primarily from its accounts receivables. Accounts receivable consist primarily of amounts due from original equipment manufacturers, end use customers, and distributors within the Company’s industry. At December 31, 2003 three customers represented 18%, 16%, and 14% of the total accounts receivable. At December 31, 2002 three customers represented 37%, 12% and 12% of the total accounts receivable. The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company does not require collateral. Credit losses have been within management’s expectations and an estimate of un-collectible accounts has been provided for in the financial statements.

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company has reserved shares of common stock for future issuance at December 31, 2003 as follows:

Shares reserved for stock option plans	1,857,633
Shares reserved for outstanding warrants	495,093

Total common stock reserved for future issuance	2,352,726

Preferred Stock

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board of Director’s discretion.

Restricted Stock

In connection with the consummation of a capital reorganization in fiscal 1998, the Company issued 1,149,281 shares of restricted Common Stock to the Company’s Chairman of the Board which was subject to certain vesting conditions. This stock vested on May 14, 2003. The restricted stock was valued at $7.6 million based upon average traded prices immediately after the grant. This amount has been accounted for as an addition to Common Stock and as deferred compensation within the Statement of Shareholders Equity. The deferred compensation was amortized on a straight-line basis over a five-year period resulting in a charge against operations of $0.6 million, $1.5 million and $1.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

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

In connection with the sale of 1,400,000 common shares to an institutional investor in October 2003, the company issued to that investor warrants for the purchase of 350,000 shares of common stock (‘investor warrants’) with an exercise price of $6.25 per share. In addition further warrants for the purchase of 52,500 shares of common stock (‘placement agent warrants’) were issued to the placement agent. The warrants expire October 22, 2007. The warrants may be redeemed at the option of the Company for $0.10 at any time after the first anniversary of the closing date provided that for any 20 trading days in a 30 day trading period the closing market price exceeds $11.25 for the investor warrants, and $11.70 for the placement agent warrants, and the average daily trading volume of the Company’s common stock exceeds 150,000 shares.

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

A summary of the changes in the status of options is as follows:

	Options Outstanding	Price Range Per Share	Weighted Average Price Per Share
Outstanding at January 1, 2001	921,288	0.31 - 25.25	$6.71
Granted	197,970	9.44 - 12.10	$10.82
Cancelled	(49,666)	0.47 - 14.38	$9.91
Exercised	(70,948)	0.47 - 6.25	$0.80

Outstanding at December 31, 2001	998,644	0.31 - 25.25	$7.78
Granted	412,808	5.09 - 14.34	$13.18
Cancelled	(71,323)	1.25 - 14.81	$12.39
Exercised	(77,586)	0.47 - 1.41	$0.97

Outstanding at December 31, 2002	1,262,543	0.31 - 25.25	$9.70
Granted	875,982	3.03 - 6.35	$3.84
Cancelled	(104,164)	1.33 - 14.81	$11.31
Exercised	(206,878)	0.31 - 1.41	$1.09

Outstanding at December 31, 2003	1,827,483	0.47 - 25.25	$7.77

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2003, 2002 and 2001, 667,938, 656,429 and 473,199 shares were exercisable at weighted-average prices of $9.76, $7.12 and $6.22, respectively. There were no options available for grant under the Option Plan as the plan expired on December 31, 2003 and 30,150 options were available under the Directors Plan at December 31, 2003.

Information regarding stock options outstanding as of December 31, 2003 is as follows:

Price Range	Options Outstanding			Options Exercisable
Shares	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
From $0.47 to $9.99	1,078,606	$3.60	8.65 yrs	258,212	$2.65
$10.00 to $25.25	748,877	$13.78	7.19 yrs	409,726	$14.24

11. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

General

The Company operates multiple pension arrangements for its employees in the various geographic locations in which it operates. With the exception of the United Kingdom defined benefit pension plan that was settled during the year, all these plans are defined contribution schemes operated in accordance with local rules

United Kingdom Defined Benefit Pension Plan

The Company operated a pension plan known as “The Electrotech Retirement Benefits Scheme” (“the Plan”), which undertook to provide retirement benefits to participating employees based upon their final pensionable salary. The assets of the Plan are administered by the Trustees and do not belong to the Company.

In March 2001, the Company decided to curtail the Plan effective April 6, 2001. As a result, participants did not earn additional defined benefits for service after April 6, 2001. In July 2002 the Company entered into a definitive agreement with the trustees of the Plan to settle its obligations with respect to the Plan. As a result of this agreement, the Company irrevocably paid to the Plan $1.7 million in 2002 and $1.4 million in 2003.

During 2003 benefits for all members of the Plan were either transferred to individual insurance policies or members chose to transfer their benefits out of the Plan. As at December 31, 2003 the Plan has no members. The transfer payments were treated as settlements in accordance with SFAS No. 88 as the Company had eliminated the significant risks related to the long-term pension benefit obligation during the year. The settlement charge to earnings was $3.1 million.

The trustees are in the process of completing the final administration elements of the windup and they are continuing to investigate a number of contingent liabilities, which will not expire until 2016. As part of the agreement to windup the plan the Company has placed $179,000 in an escrow account for the benefit of the trustees in the event a successful claim is made on the trustees.

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

Information required in respect of the net periodic benefit cost and related obligation determined in accordance with US SFAS 87, 88 and 132 is given below. Assumptions used to determine the net periodic benefit cost and related benefit obligations are shown below.

	Year Ended December 31,
	2003	2002	2001
Discount rate	5.60%	5.60%	6.00%
Long term rate of return on plan assets	6.80%	7.50%	7.50%
Increase in compensation levels	—	—	5.00%

The actuarial calculations in respect of the Plan assume a rate of increase of pensions in payment accrued after April 6, 2000 of 2.30%. Fixed pension increase rates apply for pension in respect of service before that date.

The components of net benefit expense (excluding settlement expense which is included on the face of the income statement) are detailed in the table below.

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Service Cost	$—	$—	$82
Interest cost on benefit obligation	508	849	868
Expected return on plan assets	(433)	(849)	(826)
Net amortization and deferral:
- recognized and losses	114	78	57

Net periodic benefit expense	$189	$78	$181

The funded status of the Plan is summarized in the table below.

	December 31,
	2003	2002
	(In thousands)
Accrued benefit obligation at end of year	$—	$15,620
Projected benefit obligation at end of year	—	15,620
Fair value of plan assets	—	10,308
Benefit obligation in excess of plan assets	—	5,312
Unrecognized prior service cost	—	—
Unrecognized net loss	—	7,220

Net amount recognized at end of year	$—	$(1,908)

The Company amortizes the unrecognized net loss or gain as a component of pension costs, to the extent that the unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market related value of plan assets.

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

The Company historically amortized this adjusted gain or loss over the remaining service life of the participants of the plan. As the plan was curtailed in 2001 this basis of amortization became inappropriate and as a result in fiscal 2002 and 2003 the Company amortized the deficit over the remaining average life expectancy of the inactive participants.

	December 31,
	2003	2002
	(In thousands)
Change in benefit obligation
Benefit obligation at start of year	$15,620	$13,753
Translation difference	461	1,571
Interest cost	508	849
Actuarial (gains) and losses	—	718
Impact of settlement	(16,589)	(1,211)
Benefits (paid)	—	(60)

Benefit obligation at end of year	$—	$15,620

	December 31,
	2002	2001
	(In thousands)
Change in plan assets
Fair value of plan assets at start of year	$10,308	$10,331
Translation difference	341	1,119
Actual return (loss) on plan assets	302	(1,553)
Contributions by employer	1,401	1,925
Settlement	(12,352)	(1,454)
Benefits (paid)	—	(60)

Fair value of plan assets at end of year	$—	$10,308

Defined Contribution pension arrangements

In November 1993, the Company established a 401(k) plan covering substantially all of its U.S. employees. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation. Company contributions are voluntary and at the discretion of the Board of Directors. There were no contributions made by the Company for the years ended December 31, 2003, 2002, and 2001.

In the United Kingdom the Company also operates a defined contribution pension Plan, which allows for employees to contribute part of their compensation to the plan. The Company also makes contributions to this scheme on behalf of the employees and total Company contributions for the years ended December 31, 2003, 2002 and 2001 amounted to $569,000, $689,000 and $588,000, respectively.

There are no other post retirement benefits provided to employees.

Trikon Technologies Inc

Notes to Consolidated Financial Statements—(Continued)

12. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter				Fiscal Year
	First	Second	Third	Fourth
	In thousands, except per share amounts
2003
Net sales	$5,104	$6,016	$8,413	$9,285	$28,818
Gross margin	$764	$1,212	$2,543	$3,213	$7,732
Net loss	$(7,264)	$(8,137)	$(5,190)	$(4,042)	$(24,633)
(Loss) per diluted share	$(0.56)	$(0.60)	$(0.37)	$(0.26)	$(1.77)

2002
Net sales	$8,000	$8,512	$4,506	$11,797	$32,815
Gross margin	$2,229	$3,045	$99	$2,952	$8,325
Net loss	$(3,783)	$(4,676)	$(7,073)	$(4,103)	$(19,635)
(Loss) per diluted share	$(0.32)	$(0.37)	$(0.55)	$(0.32)	$(1.57)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002 and 2001

		Additions		Deductions
Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Amount Charged to Reserve Net of Reinstatement	Balance at End of Period
Year ended December 31, 2003 Allowance for doubtful receivables	$149,000	$41,000	$—	$—	$190,000

Year ended December 31, 2002 Allowance for doubtful receivables	$53,000	$96,000	$—	$—	$149,000

Year ended December 31, 2001 Allowance for doubtful receivables	$104,000	$(20,000)	$—	$31,000	$53,000