Form 10-Q
period 2004-03-31
TRIKON TECHNOLOGIES INC
filed 2004-05-07
CIK 868326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

As of April 27, 2004, the total number of outstanding shares of the Registrant’s common stock was 15,745,764.

Trikon Technologies, Inc.

Exhibits

10.17	Letter agreement with John Macneil dated March 10, 2004

10.18	2004 Stock Appreciation Rights Plan as adopted April 24, 2004

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S. C. 1350)

32.2	Certification of Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).

Trikon Technologies, Inc.

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31 2004	December 31, 2003
	(Unaudited)	(Note A)
Assets
Current assets :
Cash and cash equivalents	$29,024	$31,646
Accounts receivable, net	3,804	11,287
Inventories, net	16,037	15,257
Prepaid and other current assets	3,503	4,855

Total current assets	52,368	63,045

Property, equipment and leasehold improvements, net	16,794	16,896
Demonstration systems, net	2,618	2,814
Other assets	393	374

Total assets	$72,173	$83,129

Liabilities and shareholders’ equity
Current liabilities:
Short term borrowing	$9,200	$—
Current portion of long-term debt	456	11,736
Accounts payable and accrued expenses	4,971	5,785
Accrued expenses	1,847	1,399
Warranty and related expenses	1,035	1,285
Deferred revenue	2,628	5,075
Other current liabilities	2,820	3,363

Total current liabilities	22,957	28,643

Long-term debt less current portion	128	188
Other non-current liabilities.	902	928

	$23,987	$29,759

Shareholders’ equity:
Preferred Stock:
Authorized shares — 20,000,000 Issued and outstanding — Nil at March 31, 2004 and December 31, 2003	—	—

Common Stock, $0.001 par value:
Authorized shares — 50,000,000 Issued and outstanding — 15,742,670 at March 31, 2004 and 15,635,888 at December 31, 2003	261,389	261,217
Accumulated other comprehensive loss	2,351	1,833
Deferred compensation		—
Accumulated deficit	(215,554)	(209,680)

Total shareholders’ equity	48,186	53,370

Total liabilities and shareholders’ equity	$72,173	$83,129

See Notes to Unaudited Condensed Consolidated Financial Statements

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Product revenues	$6,738	$5,104
License revenues	43	—

	6,781	5,104

Costs and expenses:
Cost of goods sold	5,343	4,340
Research and development	2,541	2,318
Selling, general and administrative	5,395	4,800
Settlement of pension liabilities and related expenses	—	706

	13,279	12,164

Loss from operations	(6,498)	(7,060)
Foreign currency gains (losses)	623	(278)
Interest income, net	66	98

Loss before income tax charge	(5,809)	(7,240)
Income tax charge	65	24

Net loss	$(5,874)	$(7,264)

Loss per share data:
Basic:	$(0.37)	$(0.56)
Diluted:	$(0.37)	$(0.56)
Weighted average common shares used in the calculation:
Basic:	15,702	12,880
Diluted:	15,702	12,880

See Notes to Unaudited Condensed Consolidated Financial Statements

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
Operating Activities
Net loss	$(5,874)	$(7,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property plant and equipment	1,392	1,160
Amortization of deferred compensation	—	379
Gain on disposal of property plant and equipment	(10)	—
Provision for gain on accounts receivable	9	20
Changes in operating assets and liabilities:
Accounts receivable	7,474	3,421
Inventories (including demonstration systems)	(584)	1,734
Other current assets	1,352	52
Accounts payable and other liabilities	(1,170)	(810)
Income tax payable	11	—
Pension obligations	—	(542)
Deferred revenue	(2,447)	(188)

Net cash provided by (used in) operating activities	153	(2,038)
Investing Activities
Purchases of property, equipment and leasehold improvements	(1,085)	(101)
Proceeds from sale of property, plant and equipment	329	—
Other assets and liabilities	(45)	(29)

Net cash used in investing activities	(801)	(130)
Financing Activities
Issuance of common stock	172	4
Borrowings under short term loan	9,200	—
Repayments under bank credit lines	(11,188)	(1,975)
Payments on capital lease obligations	(152)	(166)

Net cash used in financing activities	(1,968)	(2,137)

Effect of exchange rate changes in cash	(6)	(523)

Net decrease in cash and cash equivalents	(2,622)	(4,828)
Cash and cash equivalents at beginning of period	31,646	42,557

Cash and cash equivalents at end of period	$29,024	$37,729

See Notes to Unaudited Condensed Consolidated Financial Statements

Trikon Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities or “VIEs”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity.

This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues.

The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. Since the Company does not have any VIEs, the adoption of the provisions applicable to special purpose entities (“SPE”) and all other variable interests obtained after January 31, 2003 did not have an impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

Effective from January 1, 2004, the Company adopted the provisions of FIN 46-R applicable to Non-SPEs created prior to February 1, 2003. Adoption of FIN 46-R had no impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

NOTE C INVENTORIES

Inventories are stated at the lower of cost or net realizable value, using standard costs which approximate to actual cost. The components of inventory consist of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Customer service spares	$3,068	$3,237
Components	6,636	5,646
Work in process	6,333	6,374

Total	$16,037	$15,257

NOTE D LIABILITIES

The components of other current liabilities are as follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Customer deposits	$1,080	$1,095
Payroll taxes	774	1,326
Income taxes	126	133
Other	840	809

Total	$2,820	$3,363

Generally, the Company’s products are sold with a standard warranty, the period of which varies from 12 to 24 months, depending on a number of factors including the specific equipment purchased. The Company accounts for the estimated warranty cost as a charge to cost of sales at the time it recognizes revenue. The warranty cost is based upon historic product performance and is based on a rolling 12-month average of the historic cost per machine per warranty month outstanding.

Changes in the Company’s product warranty liability during the three months ended March 31, 2004 were as follows (in thousands):

Balance, January 01, 2004	$1,285
Provisions for warranty	40
Consumption of reserves	(326)
Translation adjustment	36

Balance, March 31, 2004	$1,035

NOTE E COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(In thousands)
Net loss	$(5,874)	$(7,264)
Foreign currency translation adjustments	518	(586)

Total	$(5,356)	$(7,850)

NOTE F EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(In thousands)
Numerator ($’000):
Net loss	$(5,874)	$(7,264)

Denominator (thousands):
Weighted average shares outstanding	15,702	14,029
Restricted stock	—	(1,149)

Denominator for basic earnings per share	15,702	12,880

Basic and diluted earnings per share are calculated in accordance with SFAS 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for the three months ended March 31, 2003 excludes 1,149,281 shares of restricted common stock issued to the Chairman of the Board of Directors, which vested on May 14, 2003.

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

If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in the three month periods ending March 31, 2003 and 2004 in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net result and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(In thousands)
Net loss as reported:	$(5,874)	$(7,264)
Compensation expense included in determination of reported net income:	—	379
Pro forma compensation expense calculated on the fair value method:	(272)	(727)

Pro forma net loss:	$(6,146)	$(7,612)

Pro forma loss per common share:
Basic	$(0.39)	$(0.59)
Diluted	$(0.39)	$(0.59)

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

OVERVIEW

Our business is to design, manufacture, market and sell advanced production equipment and related support services that are used in the production of semiconductors. We face a variety of challenges in responding to the dynamics of this industry, which is characterized by a high level of volatility caused by sudden changes in demand for semiconductors and manufacturing capacity. In addition because of the large unit price associated with our systems, which typically vary between $0.9 million and $3.5 million, our backlog, shipments and revenues can be affected, positively or negatively, by a relatively small swing in orders.

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

Critical Accounting Policies

General

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates generally require us to make assumptions about matters that are highly uncertain at the time of the estimate; and if different estimates or judgments were used, the use of these estimates or judgements would have a material effect on our financial condition or results of operations.

The estimates and judgments we make that affect the reported amount of assets, liabilities, revenues and expenses are based on our historical experience and on various other factors, which we believe to be reasonable in the circumstances under which they are made. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, foreign currency translation, the valuation of inventories including demonstration inventory and accounting for the costs of installation and warranty obligations to be critical accounting policies.

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

Generally, we recognize revenue on shipment, as the equipment is pre-tested in the factory prior to shipment and our terms of business are FOB factory. For new customers, or new products, revenue is recognized on shipment only if the customer attends and approves the pre-shipment testing procedures and we, and the customer, are satisfied that the performance of the equipment, once installed and operated, will meet the customer-defined specifications. Generally even with new customers we recognize revenue on shipment because the customer attends and approves the pre-shipment testing. The amount of revenue recorded is reduced by the amount of any customer retention (typically between 10% and 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved. The amount of revenue related to system shipments and customer retentions deferred at March 31, 2004 was $2.6 million compared to $5.1 million at December 31, 2003. Generally the provision of installation and commissioning services are not considered essential to the functionality of the equipment.

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

During fiscal 2003 we entered into a contract to develop a piece of equipment for a customer and we determined that the revenue associated with this transaction should be accounted for in accordance with SOP 81-1 – ‘accounting for the performance of Construction-Type and certain Production-type contracts’. The developed equipment was shipped to the customer in fiscal 2003, however significant development work is required and therefore no revenue was recognized with respect to this project in fiscal 2003 or in the first quarter of 2004. The full value of the contract has been deferred until such time as we can establish criteria to recognize the revenue under the percentage of completion method or alternatively on completion of the contract. Deferred revenue at December 31, 2003 and March 31, 2004 includes $1.8 million attributable to this contract.

Foreign Currency Translation

Most of our operations are located within the United Kingdom and most of our costs are incurred in British pounds. However our system sales are generally in US dollars and, to a lesser extent, in euro and we report in US dollars. As a result, fluctuations in the exchange rate between the US dollar and the British pound have a significant effect on our reported earnings and net asset position. We have determined that the functional currency for all UK operations is the British pound and as a result our actual expenses expressed in US dollars will fluctuate with changes in foreign currency exchange rates and result in currency gains and losses, which are charged to net income. Changes in the value of non-US net assets as a result of these movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the balance sheet. We also have significant intercompany loans between the United Kingdom operating subsidiary and the parent, which are determined as being short-term in nature. This determination results in exchange gains and losses associated with these loans being accounted for in the profit and loss account.

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

We account for the estimated warranty cost as a charge to cost of sales at the time we recognize revenue. The warranty reserve is based upon historic product performance and is based on a rolling 12-month average of the historic cost per machine per warranty month outstanding. We also recalculate the estimated warranty cost for all remaining systems still under warranty using the most recent historic average and the difference is included as a component of cost of sales. We do not maintain any general reserves for warranty obligations. Actual warranty costs in the future may vary from historic costs, which could result in adjustments to our warranty reserves in future periods that are more volatile than in recent years.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31, 2004	March 31, 2003
Product revenues	99.4%	100.0%
Licence revenue	0.6	—

Total revenue	100.0	100.0
Cost of goods sold	78.8	85.0

Gross margin	21.2	15.0
Operating expenses:
Research and development	37.5	45.4
Selling, general and administrative	79.5	94.1
Pension liability settlement and other related charges	—	13.8

Total operating expenses	117.0	153.3

Loss from operations	(95.8)	(138.3)
Foreign currency gains (losses)	9.2	(5.4)
Interest income, net	1.0	1.9

Loss before income tax charge	(85.6)	(141.8)
Income tax charge	(1.0)	(0.5)

Net loss	(86.6)%	(142.3)%

Product sales

Product sales for the three months ended March 31, 2004 increased 32% to $6.7 million compared to $5.1 million for the three months ended March 31, 2003. Shipments for the three months ended March 31, 2004 were $4.3 million compared to $4.9 million in the first quarter of the prior year.

Sales outside of the United States accounted for approximately 85% and 30% of total revenues in the three-month periods ended March 31, 2004 and March 31, 2003, respectively and we expect that sales outside of the United States will continue to represent a significant percentage of our product sales.

Our sales by product are as follows:

	Three Months Ended
	March 31 2004	March 31 2003
PVD	35%	0%
CVD	8%	51%
Etch	15%	4%
Spares and service	42%	45%

Total	100%	100%

Because of the large unit price associated with our systems, our product sales are represented by a small number of unit sales in any quarter and therefore the quantity, product and geographical mix shipped in any particular quarter can fluctuate significantly.

License revenues

License revenues relate to an exclusive license of power supply technology and a non-exclusive license of Mori technology to a systems integrator in Japan for a non-competing application. License revenues for the three-month period ended March 31, 2004 were 0.6% of total revenue.

Gross Margin

The gross margin on product revenues for the three-month period ended March 31, 2004 was 21.2% as compared to 15% for the three-month period ended March 31, 2003. The improved gross margin is partly attributable to the combination of higher revenue levels and lower costs as a result of our cost reduction programs completed during fiscal 2003. While gross margin percentage improved in the first quarter of fiscal 2004 compared to the first quarter of the prior year, both periods experienced low production volumes and as a result include significant negative manufacturing variances.

Research and development expenses

Research and development expenses for the three months ended March 31, 2004 were $2.5 million or 37.5% of total revenues compared with $2.3 million or 45.4% of total revenues for the three months ended March 31, 2003 as we have continued to invest significant resources to technology development. The major focus of our research and development efforts will be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies, especially the development of novel process solutions for niche applications in addition to our Flowfill and Orion technologies.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the three months ended March 31, 2004 were $5.4 million, or 79.5% of total revenues, compared to $4.8 million, or 94.1% of total revenues in the three months ended March 31, 2003. Selling general and administration expenses for the first quarter of fiscal 2004 includes employee severance and other related reorganisation costs, offset in part by a property tax credit. The net effect of these one-time items was to increase selling, general and administration by approximately $540,000. This comparison is also affected by the effect of the weakening US dollar to British pound exchange rate, which moved from 1.60 in the first quarter of the prior year to 1.83 in the first quarter of the current year which has the effect of increasing our costs when reported in US dollars by 14%.

Results from operations

We incurred a loss from operations of $6.5 million in the three months ended March 31, 2004 compared with a loss of $7.1 million in the three months ended March 31, 2003. Higher revenue and gross margin were the major components of the reduction in the loss from operations in the first quarter compared to the first quarter in the prior year.

In April 2004 we announced a cost reduction program, which we expect to complete by May 31, 2004. The cost reduction program includes a reduction in force and will include severance and other costs which will be recorded as a charge in our second quarter of fiscal 2004.

Interest income (expense) net

Net interest income was $66,000 for the three months ended March 31, 2004 compared with to $98,000 for the three months ended March 2003. Lower cash balances and reduced interest expense on lower borrowings, which are offset against interest income, caused the reduction in interest income.

Income taxes

For the three months ended March 31, 2004, we recorded a tax charge of $65,000 compared with a tax charge of $24,000 for the three months ended March 31, 2003. We expect to report a small tax charge for the fiscal year ending December 31, 2004 which will consist solely of foreign and minimum State taxes (primarily Delware) for which no carry forward net operating losses are available. In estimating the tax rate for the three months ended March 31, 2004, we have not provided any benefit for the deferred tax asset arising from operating losses generated that can only be offset against future profits.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had $29.0 million in cash and cash equivalents, compared to $31.6 million at December 31, 2003. Cash and cash equivalents excluding bank borrowings was $19.8 million at March 31, 2004 compared to $20.4 million at December 31, 2003. We generated cash from operations of $0.2 million in the quarter ended March 31, 2004 compared to a use of cash by operations of $2.0 million in the same quarter of the prior year.

As of December 31, 2003, we had a term loan from a British bank with a balance outstanding of 6.25 million British pounds (approximately $11.2 million at the exchange rate at such date ). The term loan was repaid in full during the three months ended March 31, 2004.

In July 2003, we entered into a two-year revolving credit facility for 5 million British pounds ($9.2 million at the March 31, 2004 exchange rate) (‘2003 facility’). Interest on the 2003 facility, will be incurred at the London Interbank rate (LIBOR) plus 1.75% for borrowings in British pounds and at the Bank’s short-term offered rate plus 1% for foreign currency. At the end of the first quarter of 2004 we had 5 million pounds ($9.2 million at the March 31, 2004 exchange rate) drawn down under this facility.

The 2003 facility included financial covenants that required we maintain a consolidated net worth of not less than $45 million, and that our interest expense on the loan does not exceed 70,000 British pounds in any one fiscal quarter. In March 2004 by way of an amendment letter, the covenant to maintain a consolidated net worth of not less than $45 million was changed to the reduced amount of not less than $40 million. At March 31, 2004 our consolidated net worth was $48.2 million. The primary factors that affect our consolidated net worth are foreign currency translation and net losses. To the extent the US dollar strengthens against the British pound or we incur net losses, our consolidated net worth will continue to decline. If our consolidated net worth falls below $40 million then we would be in breach of this covenant and would need to negotiate a waiver to continue use this line of credit and amounts outstanding would become repayable upon the demand of the Bank. There can be no assurance that our Bank would agree to such a waiver. The March 2004 amendment letter did not alter the interest covenant. Based upon the interest rate at March 31, 2004, the covenant that our interest expense on the loan does not exceed 70,000 British pounds in any one fiscal quarter does not restrict our ability to use this facility.

Our cash balance of $29.0 million combined with cash generated by operations will be our primary source of liquidity. We may use all, or a substantial part of our cash balance to fund our current obligations and our operations. The amount of cash reserves that we will use to fund our operations will depend on our ability to grow our revenue or reduce our operating expenses. We also have available the 2003 facility through June 2005 subject to remaining compliant with the financial covenants as discussed above. We announced in April 2004 that we intend to implement a cost reduction plan designed to reduce our annual operating expenditure by $4.0 to $4.5 million. Such reduction plan, if successful, will reduce the amount of cash reserves used. We will however incur additional cash obligations for the settlement of employee severance and other similar obligations.

We will continue to rely on our cash resources to fund operations, but management believes that the current cash balances, the availability of loans under the 2003 facility, our forecasts for revenue in fiscal 2004, our current cost reduction measures and future potential cost reduction efforts, will be sufficient to fund our operations for at least the next 12 months. In the event that loans under our credit facility are not available, or increases in revenues do not materialize, we would need to rely more heavily on cost reduction efforts to maintain sufficient cash to operate the business. In order to further strengthen our cash position, we may seek to raise additional debt or equity financing which may not be available, or, if available, at unfavorable terms.

RISK FACTORS

The semiconductor industry is highly cyclical and unpredictable, which affects our revenue, gross margin and results of operations.

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

During periods of increasing demand for semiconductor manufacturing equipment, we must have sufficient manufacturing capacity and inventory to meet customer demand, and must be able to attract, hire, assimilate and retain a sufficient number of qualified individuals. The semiconductor industry appears to be in the early stages of an upturn. However, we cannot predict the sustainability of a recovery, if any, and/or the industry’s rate of growth in such a recovery, and our ability to take advantage of the upturn if it continues. As of March 31, 2004 we have not significantly benefited from the early stage of the upturn. If we are unable to effectively manage our resources and production capacity during an industry upturn, there could be a material adverse effect on our business, financial condition and results of operations. Conversely, in downturns, we must be able to appropriately align our cost structure with prevailing market conditions and effectively motivate and retain key employees. In response to the downturn that began in fiscal 2001, we reduced our cost structure as appropriate, however we continued our research and development, customer support and sales and marketing at levels that resulted in operating losses for fiscal 2002, 2003 and the first quarter of fiscal 2004. We are reducing costs in the second quarter of 2004, which may restrict our ability to take full advantage of the cyclical upturn. If our cost structure, after this reduction program still exceeds our current revenue, or, if we are unable to benefit from the upturn, or if the upturn does not continue, we would continue to incur losses and may be required to reduce our cost structure even more significantly thereby further restricting our ability to continue to operate in the global semiconductor market place.

We are exposed to risks associated with a highly concentrated customer base.

Our customer base is, and has been, highly concentrated and our orders are from a relatively limited number of manufacturers of integrated circuits This may lead customers to demand from us less favorable pricing and other terms. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders we may not be able to replace these orders with new orders. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of and terms of orders could have a material adverse effect on our business, financial condition and results of operations.

We will not be able to compete effectively if we fail to address the rapid technological change in the semiconductor industry.

The semiconductor industry and the semiconductor equipment industry are subject to rapid technological change and frequent introductions of enhancements to existing products, and if we are unable to develop and incorporate new technologies in our products, we will be unable to compete effectively and our business will be materially and adversely affected. Technological trends have had and will continue to have a significant impact on our business. Our results of operations and ability to remain competitive are largely based upon our ability to accurately anticipate customer and market requirements. Accordingly, we may be required to maintain a relatively high level of research and development spending, even during a time of declining sales and profitability, in order to maintain our competitive position.

Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

•	timely and efficient completion of product design and development;

•	timely and efficient implementation of manufacturing and assembly processes;

•	effective sales and marketing;

•	product performance in the field; and

•	product support and service.

We may not be able to accurately forecast or respond to commercial and technical trends in the semiconductor industry or respond to specific product announcements by our competitors. Our competitors may be developing technologies and products that are more effective or that achieve more widespread acceptance. In addition, we may incur substantial costs to ensure the functionality and reliability of our current and future products. If our products are unreliable or do not meet our customers’ expectations, then reduced orders, higher manufacturing costs, delays in collecting accounts receivable or additional service and warranty expense could result. Our customers may purchase equipment for their new products but experience delays and technical and manufacturing difficulties in their introductions or transition to volume production using our systems causing significant delays between the sale of an initial tool into our customers development facility and limit the potential for follow on sales for manufacturing. Any of these events could negatively affect our ability to generate the return we expect to achieve on our investments in these new products.

We expect the semiconductor industry to further migrate to the use of copper and will need to continue to adapt our products for use with copper and copper processes. If we fail to make our products compatible with copper and copper processes at the time our competitors offer copper compatible products, our revenues and market share will be negatively affected.

The semiconductor industry also has historically moved to larger diameter wafers requiring new equipment as a strategy to reduce manufacturing costs. The maximum diameter of silicon wafers used in production is increasing from 200mm to 300mm. While we have already shipped 300mm systems for our CVD products, we continue to develop the technology and solutions for our PVD and etch systems. There can be no assurance, however, that we will be able to complete the development of 300mm systems for our PVD and etch systems in time to meet market demand. If our current products and our 300mm systems for our PVD and etch systems are not competitive or available in a timely manner, we may lose customers or fail to gain new business from potential customers, which would have a material adverse effect on our operating results.

We believe that our technology for the deposition of low k dielectrics is advanced compared to our competitors and we are dedicating resources to continue to lead in this field and to achieve the commercial sales of our low k systems. However, the physical characteristics of low k films make the manufacturing process significantly more difficult than with existing insulating materials and, as a result, device manufacturers have been slow to adopt the use of low k materials and this adoption continues to be delayed. Device manufacturers are finding alternative methods to manufacture devices at smaller feature sizes, and forgo the development and use of low k materials. Also, there can be no assurance that the industry will adopt a CVD method for the deposition of low k films. Other technologies for which we do not manufacture equipment could also be used for the deposition of low k films. If we fail to continue to develop our low k CVD solution to achieve all the specifications required by device manufacturers, or our competitors develop competing low k solutions, then our ability to grow our revenues and market share from these products would be negatively affected.

Our operating results could be negatively affected by currency fluctuations.

We are based in the United Kingdom, and most of our operating expenses are incurred in British pounds. Our revenues, however, are generally denominated in US dollars, and to a lesser extent in euro, and we report our financial results in US dollars. Accordingly, if the British pound increases in value against the US dollar, our expenses as a percentage of revenues will increase and gross margins and net income will be negatively affected.

The semiconductor industry is global and is expanding within the Asian region. If we are unable to penetrate this market our ability to grow our revenues will be restricted.

The percentage of worldwide semiconductor production that is based in the Asian region is growing, particularly within China. Our business has traditionally been strongest with the European semiconductor manufacturers and we have only a small installed base and limited brand recognition in Asia. It will be necessary for us to penetrate new customers in this region to grow our business. While we have appointed a new sales representative in this region and hired a small number of employees there is no assurance that we will be able to penetrate these geographic markets which are subject to growth rates that are higher than worldwide growth rates. Failure to penetrate these markets may harm our competitive position and adversely affect our future business prospects

Our competitors have greater financial resources and greater name recognition than we do and therefore may compete more successfully.

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

Our final assembly and testing activity is concentrated in our facility in Newport, United Kingdom. We have no alternative facilities to allow for continued production if we are required to cease production in our facility, as a result of a fire, natural disaster or otherwise. In such event, we will be unable to produce any products until the facility is replaced. Any such interruption in our manufacturing schedule could cause us to lose sales and customers, which could significantly harm our business

If we are unable to hire and retain a sufficient number of qualified personnel, our ability to manage growth will be negatively affected.

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

There can be no assurance that patents will be issued on our pending patent applications or that competitors will not be able to ascertain legitimately proprietary information embedded in our products that is not covered by patent or copyright. In such case, we may be precluded from preventing the competitor from making use of such information. In addition, should we wish to assert our patent rights against a particular competitor’s product, there can be no assurance that any claim in any of our patents will be sufficiently broad nor, if sufficiently broad, any assurance that our patent will not be challenged, invalidated or circumvented, or that we will have sufficient resources to prosecute our rights. Failure to protect our intellectual property could have an adverse effect on our business.

Claims or litigation regarding intellectual property rights could seriously harm our business or require us to incur significant costs.

In recent years, there has been significant litigation in the United States in the semiconductor equipment industry involving patents and other intellectual property rights. Infringement claims may be asserted against us in the future and, if such claims are made, we may not be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms. Any claim that our products infringe proprietary rights of others would force us to defend ourselves and possibly our customers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

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

New regulations could require us to purchase costly equipment or to incur other significant expenses. Our failure to control the use or adequately restrict the discharge of hazardous substances could subject us to future liabilities, which could negatively affect our operating results and financial condition.

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

Our earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include our manufacturing and administrative cost base, which is predominately in British pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. We constantly monitor currency exchange rates and match currency availability and requirements whenever possible. We may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As of March 31, 2004 and December 31, 2003 we did not have any open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies in the first quarter of 2004 would have no material effect on revenues, which are primarily expressed in United States dollars but would increase operating costs and reduce cash flow by approximately $1.2 million. The same increase in the value of the British pound would increase the value of our net assets expressed in United States dollars by approximately $3.9 million. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could be significantly different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality, some currencies may weaken while others may strengthen.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including the Acting Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, have concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Trikon Technologies, Inc.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 10, 2004 Dr. Jihad Kiwan departed the Company as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004 we received letters from a United Kingdom law firm and from a French law firm respectively, on behalf of Dr. Kiwan, detailing certain monetary claims concerning severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004 Dr. Kiwan filed a lawsuit in France and the Company has been requested to appear in court on May 28, 2004 in Lyon, France. We are in the process of evaluating the merits of the claims. We do not believe that the outcome of this claim will be material to the financial condition of Trikon.

In addition, from time to time we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company recently announced that it intends to hold its annual meeting of stockholders on September 7, 2004.

All stockholder proposals must be submitted in writing to William J Chappell, Chief Financial Officer, Trikon Technologies Inc, Ringland Way, Newport, South Wales NP18 2TA, United Kingdom.

Any stockholder who intends to present a proposal at the 2004 Annual Meeting of Stockholders must deliver the proposal to us so that it is received no later than May 30, 2004, to have the proposal included in the proxy materials for that meeting. Stockholder proposals must also meet the other requirements of the Securities and Exchange act 1934, as amended (the “exchange act”) and the rules promulgated thereunder to be eligible for inclusion.

To be eligible to present from the floor for the vote at the 2004 Annual Meeting (but not intended for inclusion in the proxy materials for that meeting), the stockholder proposal must be received by July 8, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

10.17	Letter agreement with John Macneil dated March 10, 2004.

10.18	2004 Stock Appreciation Rights Plan as adopted April 24, 2004

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certificate of Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certificate of Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(b)	Reports on Form 8-K:

We submitted a report on Form 8-K on January 29, 2004 furnishing a press release announcing our earnings for the fiscal quarter and year ended December 31, 2003.

We filed a report on Form 8-K on March, 11 2004 relating to the departure of Jihad Kiwan as the Company’s President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date: May 7, 2004	/s/ John Macneil
John Macneil
Acting Chief Executive Officer, President and Director

/s/ William J Chappell
William J Chappell
Senior Vice President, Chief Financial Officer