Form 10-Q
period 2004-06-30
TRIKON TECHNOLOGIES INC
filed 2004-08-06
CIK 868326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 23, 2004, the total number of outstanding shares of the Registrant’s common stock was 15,750,410.

Trikon Technologies, Inc.

Trikon Technologies, Inc.

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$22,253	$31,646
Accounts receivable, net	8,756	11,287
Inventories, net	15,657	15,257
Prepaid and other current assets	2,568	4,855

Total current assets	49,234	63,045
Property, equipment and leasehold improvements, net	15,127	16,896
Demonstration systems, net	2,501	2,814
Other assets	382	374

Total assets	$67,244	$83,129

Liabilities and shareholders’ equity
Current liabilities:
Short term borrowing	$9,050	$—
Accounts payable and accrued expenses.	6,318	5,785
Current portion of long-term debt	334	11,736
Deferred revenue	2,240	5,803
Other current liabilities	2,192	2,635
Accrued expenses.	1,963	1,399
Warranty and related expenses.	1,055	1,285

Total current liabilities	23,152	28,643

Long-term debt less current portion	71	188
Other non-current liabilities .	835	928

	$24,058	$29,759

Shareholders’ equity:
Preferred Stock:
Authorized shares — 20,000,000
Issued and outstanding — Nil at June 30, 2004 and December 31, 2003	$—	$—
Common Stock, $0.001 par value:
Authorized shares — 50,000,000
Issued and outstanding — 15,750,410 at June 30, 2004 and 15,635,888 at December 31, 2003	261,411	261,217
Accumulated other comprehensive loss	2,050	1,833
Accumulated deficit	(220,275)	(209,680)

Total shareholders’ equity	43,186	53,370

Total liabilities and shareholders’ equity	$67,244	$83,129

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenues:
Product revenues	$10,106	$5,967	$16,844	$11,071
Licence revenues	66	49	109	49

	10,172	6,016	16,953	11,120

Costs and expenses:
Cost of goods sold	7,549	4,804	12,892	9,144
Research and development	2,304	2,323	4,845	4,641
Selling, general and administrative	4,784	5,420	10,179	10,220
Settlement of pension liabilities and related expenses	—	2,017	—	2,723

	14,637	14,564	27,916	26,728

Loss from operations	(4,465)	(8,548)	(10,963)	(15,608)
Foreign currency (losses) gains	(264)	433	359	155
Interest income, net	63	112	129	210

Loss before income tax charge	(4,666)	(8,003)	(10,475)	(15,243)
Income tax charge	(55)	(134)	(120)	(158)

Net loss	$(4,721)	$(8,137)	$(10,595)	$(15,401)

Loss per share data:
Basic:	$(0.30)	$(0.60)	$(0.67)	$(1.17)
Diluted:	$(0.30)	$(0.60)	$(0.67)	$(1.17)
Weighted average common shares used in the calculation:
Basic:	15,745	13,494	15,723	13,187
Diluted:	15,745	13,494	15,723	13,187

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003

Operating Activities
Net loss.	$(10,595)	$(15,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property plant and equipment	2,726	2,422
Amortization of deferred compensation	—	569
(Loss) gain on disposal of property plant and equipment	(13)	9
Provision for losses on accounts receivable	4	111
Changes in operating assets and liabilities:
Accounts receivable	2,527	(84)
Inventories (including demonstration systems)	(87)	1,613
Other current assets	2,379	570
Accounts payable and other liabilities	471	(83)
Income tax payable	(139)	—
Pension obligations	—	1,470
Deferred revenue	(3,563)	440

Net cash used in operating activities	(6,290)	(8,364)
Investing Activities
Purchases of property, equipment and leasehold improvements	(1,107)	(268)
Proceeds from sale of property, plant and equipment	371	—
Other assets and liabilities	(101)	(37)

Net cash used in investing activities	(837)	(305)
Financing Activities
Issuance of common stock	194	15
Borrowings under short term loan	9,050	—
Repayments under bank credit lines	(11,188)	(4,038)
Payments on capital lease obligations	(331)	(339)

Net cash used in financing activities	(2,275)	(4,362))

Effect of exchange rate changes in cash	9	803

Net decrease in cash and cash equivalents	(9,393)	(12,228)
Cash and cash equivalents at beginning of period	31,646	42,557

Cash and cash equivalents at end of period	$22,253	$30,329

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three months and six months ended June 30, 2004 and June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE B     RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities or “VIE’s”“) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity.

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

The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. Since the Company does not have any VIE’s, the adoption of the provisions applicable to special purpose entities (“SPE”) and all other variable interests obtained after January 31, 2003 did not have an impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

Effective from January 1, 2004, the Company adopted the provisions of FIN 46-R applicable to Non-SPEs created prior to February 1, 2003. Adoption of FIN 46-R had no impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

NOTE C     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. The components of inventory consist of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Customer service spares	$2,729	$3,237
Components	6,479	5,646
Work in process	6,449	6,374

Total	$15,657	$15,257

NOTE D     LIABILITIES

The components of other current liabilities are as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Customer deposits	$1,297	$1,095
Payroll taxes	719	1,326
Income taxes	88	133
Other	88	81

Total	$2,192	$2,635

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

Changes in the Company’s product warranty liability during the three months ended March 31, 2004 and June 30, 2004 were as follows (in thousands):

Balance, January 1, 2004	$1,285
Provisions for warranty	40
Consumption of reserves	(326)
Translation adjustment	36

Balance, March 31, 2004	$1,035
Provisions for warranty	279
Consumption of reserves	(271)
Translation adjustment	12

Balance, June 30, 2004	$1,055

NOTE E     COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands)		(In thousands)
Net loss	$(4,721)	$(8,137)	$(10,595)	$(15,401)
Pension plan obligations	—	6,040	—	6,040
Foreign currency translation adjustments	(518)	1,500	217	914

Total	$(5,239)	$(597)	$(10,378)	$(8,447)

NOTE F EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands)		(In thousands)
Numerator:
Net loss	$(4,721)	$(8,137)	$(10,595)	$(15,401)

Denominator:
Weighted average shares outstanding	15,745	14,037	15,723	14,034
Restricted stock	—	(543)	—	(847)

	15,745	13,494	15,723	13,187

Basic and diluted earnings per share are calculated in accordance with SFAS 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for the three and six months ended June 30, 2003 excludes on a pro rata basis 1,149,281 shares of restricted common stock issued to the Chairman of the Board of Directors, which vested on May 14, 2003.

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

If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in the three and six month periods ended June 30, 2004 and 2003 in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net result and loss per share would have been amended to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands)		(In thousands)
Net loss as reported	$(4,721)	$(8,137)	$(10,595)	$(15,401)
Compensation expense included in determination of reported net loss	—	190	—	569
Pro forma compensation expense calculated on the fair value method	(263)	(511)	(533)	(1,238)

Pro forma net loss	$(4,984)	$(8,458)	$(11,128)	$(16,070)

Pro forma loss per common share:
Basic	$(0.32)	$(0.63)	$(0.71)	$(1.22)
Diluted	$(0.32)	$(0.63)	$(0.71)	$(1.22)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. Factors that could cause actual results to differ materially include, without limitation, the long sales cycle and implementation periods for Trikon’s systems, the acceptance of Trikon’s technologies and products, Trikon’s ability to respond to technological change, Trikon’s dependence on a limited number of customers and other factors such as those set forth below under the heading “Risk Factors” and the other risks and uncertainties described from time to time in our public announcements and SEC filings, including, without limitation, our Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

OVERVIEW

Our business is to design, manufacture, market and sell advanced production equipment and related support services that are used in the production of semiconductors. We face a variety of challenges in responding to the dynamics of this industry, which is characterized by a high level of volatility caused by sudden changes in demand for semiconductors and manufacturing capacity. In addition, because of the large unit price associated with our systems, which typically vary between $0.9 million and $3.5 million, our backlog, shipments and revenues can be affected, positively or negatively, by a relatively small swing in orders.

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

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates generally require us to make assumptions about matters that are highly uncertain at the time of the estimate; and if different estimates or judgments were used, the use of these estimates or judgments would have a material effect on our financial condition or results of operations.

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

Revenue Recognition

We derive our revenues from three sources – equipment sales, spare parts sales and the provision of services. In accordance with Staff Accounting Bulletin 104 issued by the staff of the Securities and Exchange Commission, we recognize revenue when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the sales price is fixed or determinable and collectivity is reasonably assured. For transactions that consist of multiple deliverables we allocate revenue to each of the deliverables based upon relative fair values and apply the revenue recognition criteria above to each element.

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

The amount of revenue related to system shipments and customer retentions deferred at June 30, 2004 was $1.6 million compared to $5.1 million at December 31, 2003. Generally the provision of installation and commissioning services are not considered essential to the functionality of the equipment.

Equipment sold as demonstration or evaluation units are recognized as revenue on transfer of title and either final acceptance, or satisfactory completion of testing to demonstrate that the equipment meets all the customer defined specifications.

Revenue related to spare parts is recognized on shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. Revenue deferred on service contracts was $0.6 million at June 30, 2004 compared to $0.7 million at December 31, 2003.

During fiscal 2003 we entered into a contract to develop a piece of equipment for a customer and we determined that the revenue associated with this transaction should be accounted for in accordance with SOP 81-1 – ‘accounting for the performance of Construction-Type and certain Production-Type contracts’. The developed equipment was shipped to the customer in fiscal 2003, however significant development work is required and therefore no revenue was recognized with respect to this project in fiscal 2003. During the second quarter we completed certain significant milestones such that we were able to estimate the remaining costs to completion and as a result we recognized 90% of the contract value as revenue.

Foreign Currency Translation

Most of our operations are located within the United Kingdom and most of our costs are incurred in British pounds. However our system sales are generally in US dollars and, to a lesser extent, in euro and we report in US dollars. As a result, fluctuations in the exchange rate between the US dollar and the British pound could have a significant effect on our reported earnings and net asset position. We have determined that the functional currency for all UK operations is the British pound and as a result our actual expenses expressed in US dollars will fluctuate with changes in foreign currency exchange rates and result in currency gains and losses, which are charged to net income. Changes in the value of non-US net assets as a result of these movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the balance sheet. We also have significant intercompany loans between the United Kingdom operating subsidiary and the parent, which are determined as being short-term in nature. This determination results in exchange gains and losses associated with these loans being accounted for in the profit and loss account.

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

Our standard costs are re-assessed at least annually and generally reflect the most recent purchase cost and currently achievable assembly and test labor and overhead rates. We estimate our labor and overhead rates based upon average utilization rates and treat as a period cost abnormal absorption variances, which arise due to low or high production volumes. As a result of the low levels of production, negative volume variances are being experienced, which has resulted in a gross margin that is below levels that could be achieved at higher revenue levels.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Product revenues	99.4%	99.2%	99.4%	99.6%
Licence revenue	0.6	0.8	0.6	0.4

Total revenue	100.0	100.0	100.0	100.0
Cost of goods sold	74.2	79.9	76.0	82.2

Gross margin	25.8	20.1	24.0	17.8

Operating expenses:
Research and development	22.7	38.6	28.6	41.7
Selling, general and administrative	47.1	90.1	60.0	91.9
Pension liability settlement and other related charges	—	33.5	—	24.5

Total operating expenses	69.8	162.2	88.6	158.1

Loss from operations	(44.0)	(142.1)	(64.6)	(140.3)
Foreign currency (losses) gains	(2.5)	7.2	2.1	1.3
Interest income, net	0.6	1.9	0.8	1.9

Loss before income tax charge	(45.9)	(133.0)	(61.7)	(137.1)
Income tax charge	(0.5)	(2.2)	(0.7)	(1.4)

Net loss	(46.4)%	(135.2)%	(62.4)%	(138.5)%

Product sales

Product sales for the three months ended June 30, 2004 increased 69% to $10.1 million compared to $6.0 million for the three months ended June 30, 2003 and product revenues for the six months ended June 30, 2004 increased 52% to $16.8 million compared to $11.1 million for the six months ended June 30, 2003. Shipments for the three months ended June 30, 2004 were $9.2 million compared to $6.6 million in the three months ended June 30, 2003.

Sales outside of the United States accounted for approximately 58% and 70% of total revenues in the three-month periods ended June 30, 2004 and June 30, 2003, respectively and approximately 69% and 52% of total revenues in the six-month periods ended June 30, 2004 and June 30, 2003, respectively. We expect that sales outside of the United States will continue to represent a significant percentage of our product sales.

Due to the large unit price associated with our systems, we anticipate that our product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped may fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold can also change from quarter to quarter. Given the significance of each individual sale, the percentage of sales made outside of the United States may also fluctuate significantly from quarter to quarter.

Our sales by type of product are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
PVD	32%	8%	33%	5%
CVD	—	40	3	45
Etch	39	2	29	3
Spares and service	29	50	35	47

Total	100%	100%	100%	100%

Due to the unit prices associated with our products the level of sales activity by type of product in any quarter can significantly impact the product and geographical mix, and are therefore not indicative of a trend.

License revenues

License revenues relate to an exclusive license of power supply technology and a non-exclusive license of Mori technology to a systems integrator in Japan for a non-competing application. License revenues for the three and six-month periods ended June 30, 2004 were each 0.6% of total revenue.

Gross Margin

The gross margin on product revenues for the three-month period ended June 30, 2004 was 25.8% as compared to 20.1% for the three-month period ended June 30, 2003 and 24% for the six months ended June 30, 2004 compared with 17.8% for the six months ended June 30, 2003.

Cost of sales for the three months ended June 30, 2004 includes a charge for $281,000 relating to a reduction in force and $298,000 for provisions against the carrying value of inventory compared to $ nil and $293,000 in the three month period ended June 30, 2003.

The improvement in gross margin in the three and six month periods ended June 30, 2004 is attributable to a combination of improved resource utilization and reduced costs. Despite this improvement the gross margin for the three and six months period ended June 30, 2004 continues to be effected by low production volumes and negative manufacturing variances.

Research and development expenses

Research and development expenses for the three months ended June 30, 2004 were $2.3 million or 22.7% of total revenues compared with $2.3 million or 38.6% of total revenues for the three months ended June 30, 2003. For the six months ended June 30, 2004 research and development expenses were $4.8 million or 28.6% of total revenues compared with $4.6 million or 41.7% of total revenues for the six months ended June 30, 2003. Research and development expenses for the three and six month period ended June 30, 2004 include $322,000 relating to a reduction in force. No similar charges were incurred in the prior year periods ended June 30, 2003. The major focus of our research and development efforts will be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies, especially the development of novel process solutions for emerging applications in addition to our Flowfill and Orion technologies.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2004 were $4.8 million, or 47.1% of total revenues, compared to $5.4 million, or 90.1% of total revenues in the three months ended June 30, 2003. The three month period ended June 30, 2004 included costs relating to a reduction in force of $322,000 compared to $300,000 in the three month period ended June 30, 2003. The three month period ended June 30, 2003 also included other additional non recurring costs of $700,000. For the six months ended June 30, 2004 selling, general and administrative expenses were $10.2 million, or 60% of total revenues, compared to $10.2 million, or 91.9% of total revenues, in the six months ended June 30, 2003. Total non recurring costs, net of a credit for property taxes were $862,000 in the six month period ended June 30, 2004 compared to $1.0 million in the six month period in the prior year.

Results from operations

We incurred a loss from operations of $4.5 million in the three months ended June 30, 2004 compared to $8.5 million in the three months ended June 30, 2003 and $11.0 million in the six months ended June 30, 2004 compared to a loss from operations of $15.6 million in the six months ended June 30, 2003.

Interest income (expense) net

Net interest income was $63,000 for the three months ended June 30, 2004 compared with net interest income of $112,000 for the three months ended June 30, 2003. During the six months ended June 30, 2004 net interest income was $129,000 compared to net interest income of $210,000 in the first half of the prior year. Lower cash balances are the primary reason for the lower interest income in the three and six month period ended June 30, 2004.

Income taxes

For the three months ended June 30, 2004, we recorded a tax charge of $55,000 compared with a tax charge of $134,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004 we recorded a tax charge of $120,000 compared with a tax charge of $158,000 for the six months ended June 30, 2003. We expect to report a small tax charge for the fiscal year ending December 31, 2004 representing primarily of United States State taxes, including Delaware, and a small amount of Non US or UK taxes were we have cost plus arrangements in place. In estimating the tax rate for the three and six months ended June 30, 2004, we have not provided any benefit for the deferred tax asset arising from operating losses generated that can only be offset against future profits.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had $22.3 million in cash and cash equivalents, compared to $31.6 million at December 31, 2003. Cash and cash equivalents excluding bank borrowings was $13.2 million at June 30, 2004 compared to $20.4 million at December 31, 2003. We utilized cash from operations of $6.3 million in the six months ended June 30, 2004 compared to a use of cash by operations of $8.3 million in the six month period of the prior year.

As of December 31, 2003, we had a term loan from a British bank with a balance outstanding of 6.25 million British pounds (approximately $11.2 million at the exchange rate at such date). The term loan was repaid in full during the three months ended March 31, 2004.

In July 2003, we entered into a two-year revolving credit facility for 5 million British pounds ($9.1 million at the June 30, 2004 exchange rate) (‘2003 facility’). Interest on the 2003 facility, will be incurred at the London Interbank rate (LIBOR) plus 1.75% for borrowings in British pounds and at the Bank’s short-term offered rate plus 1% for foreign currency. At the end of the second quarter of 2004 we had 5 million British pounds ($9.1 million at the June 30, 2004 exchange rate) drawn down under this facility.

The 2003 facility, as subsequently amended, includes financial covenants that require we maintain a consolidated net worth of not less than $40 million, and that our interest expense on the loan does not exceed 70,000 British pounds in any one fiscal quarter. At June 30, 2004 our consolidated net worth was $43.2 million. The primary factors that affect our consolidated net worth are foreign currency translation and net losses. To the extent the US dollar strengthens against the British pound or we incur net losses, our consolidated net worth will continue to decline. If our consolidated net worth falls below $40 million then we would be in breach of this covenant and our bank could exercise its right to cause us to repay amounts outstanding under the 2003 facility and not permit such amounts to be redrawn. A breach of this covenant may occur at the end of the third quarter of fiscal 2004.

Our cash balance, net of amounts that the bank may require us to repay if we breach the financial covenant referenced above, combined with cash generated by operations is our primary source of liquidity. We may use all, or a substantial part of our cash balance to fund our current obligations and our operations. The amount of cash reserves that we will use to fund our operations will depend on our ability to reduce our operating losses through revenue growth or cost reduction.

Management believes that the current cash balances, our forecasts for revenue in the next twelve months and the cost reduction efforts we have initiated, will be sufficient to fund our operations for at least the next twelve months. In any event, in order to strengthen our cash position, we may seek to raise additional debt or equity financing during such twelve month period. Additional financing may not be available, or may only be available on terms that are significantly unfavourable to the Company and its current investors.

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

During periods of increasing demand for semiconductor manufacturing equipment, we must have sufficient manufacturing capacity and inventory to meet customer demand, and must be able to attract, hire, assimilate and retain a sufficient number of qualified individuals. The semiconductor industry is in a period of strong demand.

However, we cannot predict whether this demand will continue or our ability to take advantage of this period of strong demand, if it continues. If we are unable to effectively manage our resources and production capacity during an industry upturn, there could be a material adverse effect on our business, financial condition and results of operations. Conversely, in downturns, we must be able to appropriately align our cost structure with prevailing market conditions and effectively motivate and retain key employees. In response to the downturn that began in fiscal 2001, we reduced our cost structure as appropriate, however we continued our research and development, customer support and sales and marketing at levels that resulted in operating losses for fiscal 2002, 2003 and the first half of fiscal 2004. We have continued to reduce costs in the second quarter of 2004, which may restrict our ability to take full advantage of the cyclical upturn. If our cost structure, after this reduction program still exceeds our current revenue, or, if we are unable to benefit from the upturn, or if the upturn does not continue, we would continue to incur losses and may be required to reduce our cost structure even more significantly thereby further restricting our ability to continue to operate in the global semiconductor market place.

We are exposed to risks associated with a highly concentrated customer base.

Our customer base is, and has been, highly concentrated and our orders are from a relatively limited number of manufacturers of integrated circuits. This may lead customers to demand lower pricing and other terms. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders we may not be able to replace these orders with new orders. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of and terms of orders could have a material adverse effect on our business, financial condition and results of operations.

We will not be able to compete effectively if we fail to address the rapid technological change in the semiconductor industry.

The semiconductor industry and the semiconductor equipment industry are subject to rapid technological change and frequent introductions of enhancements to existing products, and if we are unable to develop and enhance our existing systems and their process capabilities, and to develop and manufacture in a timely manner new systems with improved process capabilities, we will be unable to compete effectively and our business will be materially and adversely affected. Technological trends have had and will continue to have a significant impact on our business. Our results of operations and ability to remain competitive are largely based upon our ability to accurately anticipate customer and market requirements. Accordingly, we may be required to maintain a relatively high level of research and development spending, even during a time of declining sales and profitability, in order to maintain our competitive position.

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

We believe that our technology for Flowfill and Orion for advanced CVD deposition is advanced compared to our competitors and we are dedicating resources to develop these products and to achieve commercial sales of our Flowfill and Orion systems. However, device manufacturers have been slow to adopt the use of new materials and adoption of our Orion and Flowfill technologies continues to be delayed. If we fail to continue to develop our Flowfill and Orion solutions to achieve all the specifications required by device manufacturers, or our competitors develop competing solutions, then our ability to grow our revenues from these products would be negatively affected.

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

The percentage of worldwide semiconductor production that is based in the Asian region is growing, particularly within China. Our business has traditionally been strongest with the European semiconductor manufacturers and we have only a small installed base and limited brand recognition in Asia. It will be necessary for us to penetrate new customers in this region to grow our business. While we have appointed a new sales representative in this region and hired a small number of employees there is no assurance that we will be able to penetrate these geographic markets which are subject to growth rates that are higher than worldwide growth rates. Failure to penetrate these markets may harm our competitive position and adversely affect our future business prospects.

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

Our final assembly and testing activity is concentrated in our facility in Newport, United Kingdom. We have no alternative facilities to allow for continued production if we are required to cease production in our facility, as a result of a fire, natural disaster or otherwise. In such event, we will be unable to produce any products until the facility is replaced. Any such interruption in our manufacturing schedule could cause us to lose sales and customers, which could significantly harm our business.

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

We may need to raise additional capital to support our operations.

As of June 30, 2004, we had cash and cash equivalents of approximately $22.3 million and short-term debt of approximately $9.4 million. The short term debt includes 5 million British pounds ($9.1 million at the June 30, 2004 exchange rate) outstanding under our credit facility that we may be required to repay if we breach the consolidated net worth covenant in the facility. A breach of this covenant may occur at the end of the third quarter of fiscal 2004. Unless we become cash flow positive on a quarterly basis, we may need to raise additional capital in the next twelve months. In addition, regardless of whether such financing is absolutely necessary, we may seek additional debt or equity financing in the next twelve months in order to strengthen our cash position. We may not be able to obtain additional financing on acceptable terms, or at all. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges that differ from, or are senior to, those of existing holders of our common stock, including warrants in addition to the securities purchased and protection against future dilutive issuances. If we are unable to achieve positive cash flows or raise additional capital, we may be forced to further reduce our operating costs and other expenditures, or, ultimately, cease certain operations due to insufficient cash generated from our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies in the third quarter of 2004 would have no material effect on revenues, which are primarily expressed in United States dollars but would increase operating costs and reduce cash flow by approximately $1.2 million. The same increase in the value of the British pound would increase the value of our net assets expressed in United States dollars by approximately $4.3 million. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could be significantly different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality, some currencies may weaken while others may strengthen.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including the Acting Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, have concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Trikon Technologies, Inc.

PART II

OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS

On March 10, 2004 Dr. Jihad Kiwan departed the Company as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004 we received letters from a United Kingdom law firm and from a French law firm respectively, on behalf of Dr. Kiwan, detailing certain monetary claims with respect to severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004 Dr. Kiwan filed a lawsuit in France and on June 10, 2004 filed similar proceedings in the United Kingdom. We are in the process of evaluating the merits of these claims and preparing our defenses to both claims. We do not believe that the outcome of these claims will be material to the financial condition of Trikon.

In addition, from time to time we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

ITEM	2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM	5. OTHER INFORMATION

None.

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certificate of Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certificate of Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(b)	Reports on Form 8-K:

We submitted a report on Form 8-K on April 27, 2004 furnishing a press release announcing our earnings for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date: August 6, 2004	/s/ John Macneil
John Macneil Chief Executive Officer, President and Director

/s/ William J. Chappell
William J. Chappell
Senior Vice President and Chief Financial Officer