Form 10-Q
period 2004-09-30
TRIKON TECHNOLOGIES INC
filed 2004-11-08
CIK 868326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 22, 2004, the total number of outstanding shares of the Registrant’s common stock was 15,752,309.

Trikon Technologies, Inc.

INDEX

		PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and September 30, 2003	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1

Certification of Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Trikon Technologies, Inc.

PART 1 - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$19,009	$31,646
Accounts receivable, net	10,547	11,287
Inventories, net	15,465	15,257
Prepaid and other current assets	3,034	4,855

Total current assets	48,055	63,045

Property, equipment and leasehold improvements, net	14,091	16,896
Demonstration systems, net	1,270	2,814
Other assets	377	374

Total assets	$63,793	$83,129

Liabilities and shareholders’ equity
Current liabilities:
Short term borrowing	$9,050	$—
Accounts payable and accrued expenses.	5,663	5,785
Current portion of long-term debt	220	11,736
Deferred revenue	2,292	5,803
Other current liabilities	1,290	2,635
Accrued expenses.	1,786	1,399
Warranty and related expenses.	1,032	1,285

Total current liabilities	21,333	28,643
Long-term debt less current portion	16	188
Other non-current liabilities .	783	928

	$22,132	$29,759

Shareholders’ equity:
Preferred Stock:
Authorized shares — 20,000,000
Issued and outstanding — Nil at September 30, 2004 and December 31, 2003	$—	$—
Common Stock, $0.001 par value:
Authorized shares — 50,000,000
Issued and outstanding —15,752,309 at September 30, 2004 and 15,635,888 at December 31, 2003	261,413	261,217
Accumulated other comprehensive loss	2,105	1,833
Accumulated deficit	(221,857)	(209,680)

Total shareholders’ equity	41,661	53,370

Total liabilities and shareholders’ equity	$63,793	$83,129

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
Product revenues	$9,858	$8,364	$26,702	$19,435
Licence revenues	17	49	126	98

	9,875	8,413	26,828	19,533

Costs and expenses:
Cost of goods sold	5,871	5,870	18,763	15,014
Research and development	1,921	2,157	6,766	6,798
Selling, general and administrative	4,735	4,428	14,914	14,648
Restructuring cost	(1,200)	—	(1,200)	—
Settlement of pension liabilities and related expenses	—	899	—	3,622

	11,327	13,354	39,243	40,082

Loss from operations	(1,452)	(4,941)	(12,415)	(20,549)
Foreign currency gains (losses)	7	(55)	366	100
Interest (expense) income, net	(92)	(165)	37	45

Loss before income tax charge	(1,537)	(5,161)	(12,012)	(20,404)
Income tax charge	45	29	165	187

Net loss	$(1,582)	$(5,190)	$(12,177)	$(20,591)

Loss per share data
Basic:	$(0.10)	$(0.37)	$(0.77)	$(1.53)
Diluted:	$(0.10)	$(0.37)	$(0.77)	$(1.53)
Weighted average common shares used in the calculation:
Basic:	15,752	14,078	15,733	13,484
Diluted:	15,752	14,078	15,733	13,484

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Operating Activities
Net loss.	$(12,177)	$(20,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property plant and equipment	4,050	3,671
Amortization of deferred compensation	—	569
(Loss) gain on disposal of property plant and equipment	(13)	9
Provision for losses on accounts receivable	(22)	46
Changes in operating assets and liabilities:
Accounts receivable	762	(1,399)
Inventories (including demonstration systems)	1,336	3,100
Other current assets	1,821	(172)
Accounts payable and other liabilities	(1,171)	403
Income tax payable	(162)	—
Pension obligations	—	1,865
Deferred revenue	(3,511)	1,138

Net cash used in operating activities	(9,087)	(11,361)
Investing Activities
Purchases of property, equipment and leasehold improvements	(1,673)	(650)
Proceeds from sale of property, plant and equipment	651	—
Other assets and liabilities	(148)	(78)

Net cash used in investing activities	(1,170)	(728)
Financing Activities
Issuance of common stock	196	100
Borrowings under short term loan	9,050	—
Repayments under bank credit lines	(11,188)	(6,113)
Payments on capital lease obligations	(500)	(522)

Net cash used in financing activities	(2,442)	(6,535)

Effect of exchange rate changes in cash	62	1,192

Net decrease in cash and cash equivalents	(12,637)	(17,432)
Cash and cash equivalents at beginning of period	31,646	42,557

Cash and cash equivalents at end of period	$19,009	$25,125

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three months and nine months ended September 30, 2004 and September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE B RECENT ACCOUNTING PRONOUNCEMENTS

On December 17, 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 also recognized the existing guidance on revenue arrangements with multiple deliverables. The adoption of SAB 104 has not had, and is not expected to have, a material effect on the company’s financial condition or results of operations.

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The recognition and measurement guidance of EITF 03-1 will be effective for the Company’s fourth fiscal quarter of 2004. The adoption of EITF 03-1 is not expected to have a material effect on the company’s financial condition or results of operations.

NOTE C INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. The components of inventory consist of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Customer service spares	$2,629	$3,237
Components	6,212	5,646
Work in process	6,624	6,374

Total	$15,465	$15,257

NOTE D LIABILITIES

The components of other current liabilities are as follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Customer deposits	$558	$1,095
Payroll taxes	576	1,326
Income taxes	67	133
Other	89	81

Total	$1,290	$2,635

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

Changes in the Company’s product warranty liability during the nine months ended September 30, 2004 were as follows (in thousands):

Balance, January 1, 2004	$1,285
Provisions for warranty	40
Consumption of reserves	(326)
Translation adjustment	36

Balance, March 31, 2004	$1,035
Provisions for warranty	279
Consumption of reserves	(271)
Translation adjustment	12

Balance, June 30, 2004	$1,055
Provisions for Warranty	278
Consumption of reserves	(301)

Balance at September 30, 2004	$1,032

NOTE E COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(In thousands)		(In thousands)
Net loss	$(1,582)	$(5,190)	$(12,177)	$(20,591)
Pension plan obligations	—	1,060	—	7,100
Foreign currency translation adjustments	55	151	272	1,065

Total	$(1,527)	$(3,979)	$(11,905)	$(12,426)

NOTE F EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(In thousands)		(In thousands)
Numerator:
Net loss	$(1,582)	$(5,190)	$(12,177)	$(20,591)

Denominator:
Weighted average shares outstanding…	15,752	14,078	15,733	14,048
Restricted stock	—	—	—	(564)

	15,752	14,078	15,733	13,484

Basic and diluted earnings per share are calculated in accordance with SFAS 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for the three and nine months ended September 30, 2003 excludes on a pro rata basis 1,149,281 shares of restricted common stock issued to the Chairman of the Board of Directors, which vested on May 14, 2003.

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

If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in the three and nine month periods ended September 30, 2004 and 2003 in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net result and loss per share would have been amended to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(In thousands)		(In thousands)
Net loss as reported	$(1,582)	$(5,190)	$(12,177)	$(20,591)
Compensation expense included in determination of net loss	—	—	—	569
Pro forma compensation expense calculated on the fair value method	(239)	(344)	(771)	(1,582)

Pro forma net loss	$(1,821)	$(5,534)	$(12,948)	$(21,604)

Pro forma loss per common share:
Basic	$(0.12)	$(0.39)	$(0.82)	$(1.60)
Diluted	$(0.12)	$(0.39)	$(0.82)	$(1.60)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. Factors that could cause actual results to differ materially include, without limitation, the long sales cycle and implementation periods for Trikon’s systems, market acceptance of Trikon’s technologies and products, Trikon’s ability to respond to technological change, Trikon’s dependence on a limited number of customers and other factors such as those set forth below under the heading “Risk Factors” and the other risks and uncertainties described from time to time in our public announcements and SEC filings, including, without limitation, our Quarterly and Annual Reports on Form 10-Q and 10-K, respectively.

OVERVIEW

Our business is to design, manufacture, market and sell advanced production equipment and related support services that are used in the production of semiconductors. We face a variety of challenges in responding to the dynamics of this industry, which is characterized by a high level of volatility caused by sudden changes in demand for semiconductors and manufacturing capacity. In addition, because of the large unit price associated with our systems, which typically vary between $0.9 million and $3.5 million, our backlog, shipments and revenues can be affected, positively or negatively, by a relatively small change in the number of orders.

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

The amount of revenue related to system shipments and customer retentions deferred at September 30, 2004 was $1.7 million compared to $5.1 million at December 31, 2003. Generally the provision of installation and commissioning services are not considered essential to the functionality of the equipment.

Equipment sold as demonstration or evaluation units is recognized as revenue on transfer of title and either final acceptance, or satisfactory completion of testing to demonstrate that the equipment meets all the customer defined specifications.

Revenue related to spare parts is recognized on shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. Revenue deferred on service contracts was $0.5 million at September 30, 2004 compared to $0.7 million at December 31, 2003.

During fiscal 2003 we entered into a contract to develop a piece of equipment for a customer and we determined that the revenue associated with this transaction should be accounted for in accordance with SOP 81-1 – ‘Accounting for the Performance of Construction-Type and certain Production-Type contracts’. The developed equipment was shipped to the customer in fiscal 2003, however significant development work was required and therefore no revenue was recognized with respect to this project in fiscal 2003. During the second quarter of 2004 we completed certain significant milestones such that we were able to estimate the remaining costs to completion and as a result we recognized 90% of the contract value as revenue. This contract was completed in the third quarter of fiscal 2004 and the remaining revenue was recognized accordingly.

Foreign Currency Translation

Most of our operations are located within the United Kingdom and most of our costs are incurred in British pounds. However our system sales are generally in US dollars and, to a lesser extent, in euro and we report in US dollars. As a result, fluctuations in the exchange rate between the US dollar and the British pound could have a significant effect on our reported earnings and net asset position. We have determined that the functional currency for all UK operations is the British pound and as a result our actual expenses expressed in US dollars will fluctuate with changes in foreign currency exchange rates and result in currency gains and losses, which are charged to net income. Changes in the value of non-US net assets as a result of these movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the balance sheet. We also have significant intercompany loans between the United Kingdom operating subsidiary and the company, which are determined as being short-term in nature. This determination results in exchange gains and losses associated with these loans being accounted for in the profit and loss account.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Product revenues	99.8%	99.4%	99.5%	99.5%
Licence revenue	0.2	0.6	0.5	0.5

Total revenue	100.0	100.0	100.0	100.0
Cost of goods sold	59.5	69.8	69.9	76.9

Gross margin	40.5	30.2	30.1	23.1

Operating expenses:
Research and development	19.5	25.6	25.2	34.8
Selling, general and administrative	47.9	52.6	55.6	75.0
Restructuring costs	(12.2)	—	(4.5)	—
Pension liability settlement and other related charges	—	10.7	—	18.5

Total operating expenses	55.2	88.9	76.3	128.3

Loss from operations	(14.7)	(58.7)	(46.2)	(105.2)
Foreign currency gains (losses)	0.1	(0.7)	1.4	0.5
Interest (expense) income, net	(0.9)	(2.0)	0.1	0.2

Loss before income tax charge	(15.5)	(61.4)	(44.7)	(104.5)
Income tax charge	(0.5)	(0.3)	(0.6)	(0.9)

Net loss	(16.0)%	(61.7)%	(45.3)%	(105.4%)

Product revenues

Product revenues for the three months ended September 30, 2004 increased 17.9% to $9.9 million compared to $8.4 million for the three months ended September 30, 2003. Product revenues for the nine months ended September 30, 2004 increased 37.4% to $26.7 million compared to $19.4 million for the nine months ended September 30, 2003. Shipments for the three months ended September 30, 2004 were $10.0 million compared to $9.1 million in the three months ended September 30, 2003. Shipments in the nine months ended September 30, 2004 were $23.5 million compared to $20.7 million in the comparative nine-month period.

Sales outside of the United States accounted for approximately 85% and 81% of total revenues in the three-month periods ended September 30, 2004 and September 30, 2003, respectively and approximately 75% and 64% of total revenues in the nine-month periods ended September 30, 2004 and September 30, 2003, respectively. We expect that sales outside of the United States will continue to represent a significant percentage of our product sales.

Our sales by type of product are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
PVD	45%	25%	37%	13%
CVD	7	4	5	27
Etch	14	40	24	19
Spares and service	34	31	34	41

Total	100%	100%	100%	100%

Due to the large unit price associated with our systems, we anticipate that our product sales will continue to be made to a small number of customers in each quarter. The quantity, geographical location and type of product may fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold can also change from quarter to quarter. Further our customers are demanding greater flexibility and shorter delivery times which increases the fluctuations that may occur each quarter. Due to the unit prices associated with our products the level of sales activity by type of product in any quarter can significantly impact the product and geographical mix, and are therefore not indicative of a trend.

License revenues

License revenues relate to an exclusive license of power supply technology and a non-exclusive license of Mori technology to a systems integrator in Japan for a non-competing application. License revenues for the three and nine-month periods ended September 30, 2004 were each 0.2% and 0.5% of total revenues respectively.

Gross Margin

The gross margin for the three-month period ended September 30, 2004 was 40.5% as compared to 30.2% for the three-month period ended September 30, 2003 and 30.1% for the nine months ended September 30, 2004 compared with 23.1% for the nine months ended September 30, 2003.

The improvement in gross margin in the three- and nine-month periods ended September 30, 2004 is attributable to a combination of improved resource utilization and reduced costs as a result of the reduction in force initiated in the second quarter. In addition, the margin in the third quarter of fiscal 2004 benefited from a favourable product mix and increased service revenue from our support organisation compared to the second quarter of fiscal 2004 and fiscal 2003. We continue to expect that our margin will be dependent on resource utilization and product mix and that in the fourth quarter of fiscal 2004, the margin will be lower than that achieved in the third quarter.

Research and development expenses

Research and development expenses for the three months ended September 30, 2004 were $1.9 million or 19.5% of total revenues compared with $2.2 million or 25.6% of total revenues for the three months ended September 30, 2003. For the nine months ended September 30, 2004 research and development expenses were $6.8 million or 25.2% of total revenues compared with $6.8 million or 34.8% of total revenues for the nine months ended September 30, 2003. Research and development expenses for the nine-month period ended September 30, 2004 include $322,000 relating to severance costs and expenses in connection with a reduction in force. No similar charges were incurred in the period ended September 30, 2003. While the decrease in research and development expenses for the third quarter of fiscal 2004 reflects reduced headcount and other expenses, we expect that the current levels of expenditure will be focused upon the development of new processes to further advance our proprietary PVD, CVD and etch technologies. This includes the development of novel process solutions for emerging applications and for advanced applications at technology nodes of 90nm and below, including our Flowfill product for 300mm advanced applications for shallow trench isolation.

We have also identified Broad ion beam deposition technology for MRAM applications as an opportunity for Trikon and we expect to develop this technology over the next eighteen months. This development project is expected to be supported by a UK government grant funding which provides for reimbursement of up to 50% of the total project costs of the estimated project cost of $5.9 million. Grant funding is dependent upon satisfying the initial and continuing criteria set out in the project approval, none of which had been received as of September 30, 2004. Funding is expected to commence in fiscal 2005 and would be received over the length of the project.

Selling, general and administrative expenses.

Selling, general and administrative expenses for the three months ended September 30, 2004 were $4.7 million, or 47.9% of total revenues, compared to $4.4 million, or 52.6% of total revenues in the three months ended September 30, 2003. For the nine months ended September 30, 2004 selling, general and administrative expenses were $14.9 million, or 55.6% of total revenues, compared to $14.6 million, or 75.0% of total revenues, in the nine months ended September 30, 2003.

The three-month period ended September 30, 2004 includes higher than usual legal and professional fees totalling $0.4 million for consultancy services including, expenses related to compliance costs with respect to section 404 of the Sarbanes Oxley Act, costs related to the shareholders meeting and other similar charges. Total non-recurring costs, net of a credit for property taxes, were $1.3 million in the nine-month period ended September 30, 2004, compared to $2.0 million in the corresponding period of the prior year.

Restructuring Costs

In the fourth quarter of fiscal 1997 the Company commenced a restructuring program related to the closure of its Mori etch operations located in Chatsworth, California, which included the transfer of the Mori technology to the Company’s Omega platform and the obsolescence and phase-out of the existing platform. An accrual was charged to the income statement in fiscal 1997 for this restructuring. During fiscal 1998 and 1999 the Company completed this reorganisation and negotiated settlements with many of its customers. The restructuring reserve was reduced accordingly. The Company has carried a residual accrual in the amount of $1.2 million since December 31, 1999 for other potential claims arising out of this restructuring. Following a review of the situation in the third quarter of 2004, the Company has concluded that the probability of further claims is remote and accordingly the reserve has been reversed to the income statement during this period.

Interest (expense) income net

Net interest expense was $92,000 for the three months ended September 30, 2004 compared with net interest expense of $165,000 for the three months ended September 30, 2003. During the nine months ended September 30, 2004, net interest income was $37,000 compared to net interest income of $45,000 in the nine months ended September 30, 2003. Lower cash balances are the primary reason for the lower interest income in the three and nine-month periods ended September 30, 2004 as compared to the corresponding period in the prior year. In addition interest expense associated with leasing contracts increased the interest expense in the three month period ended September 30, 2004.

Income taxes

For the three months ended September 30, 2004, we recorded a tax charge of $45,000 compared with a tax charge of $29,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, we recorded a tax charge of $165,000 compared with a tax charge of $187,000 for the nine months ended September 30, 2003. We expect to report a small tax charge for the fiscal year ending December 31, 2004, which will consist primarily of US state taxes including Delaware and a small amount of non US or UK taxes where we have cost plus arrangements in place. In estimating the tax rate for the three and nine months ended September 30, 2004, we have not provided any benefit for the deferred tax asset arising from operating losses generated that can only be offset against future profits.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had $19.0 million in cash and cash equivalents, compared to $31.6 million at December 31, 2003. Cash and cash equivalents excluding bank borrowings was $10.0 million at September 30, 2004 compared to $20.4 million at December 31, 2003. We used cash for operations of $9.1 million in the nine months ended September 30, 2004 compared to a use of cash by operations of $11.4 million in the corresponding period of the prior year. In the three month period ended September 30, 2004, the utilization of cash by operations was $2.7 million compared to $3.0 million in the corresponding period of the prior year.

As of December 31, 2003, we had a term loan from a British bank with a balance outstanding of 6.25 million British pounds (approximately $11.2 million at the exchange rate at such date). The term loan was repaid in full during the three months ended March 31, 2004.

In July 2003, we entered into a two-year revolving credit facility for 5 million British pounds ($9.1 million at the September 30, 2004 exchange rate) (‘2003 facility’). Interest on the 2003 facility is incurred at the London Interbank rate (LIBOR) plus 1.75% for borrowings in British pounds and at the Bank’s short-term offered rate plus 1% for foreign currency. At the end of September 2004 we had 5 million British pounds ($9.1 million at the September 30, 2004 exchange rate) drawn down under this facility.

The 2003 facility, as subsequently amended, includes financial covenants that require that we maintain a consolidated net worth of not less than $40 million, and that our interest expense on the loan does not exceed 70,000 British pounds in any one fiscal quarter. At September 30, 2004 our consolidated net worth was $41.7 million. The primary factors that affect our consolidated net worth are foreign currency translation and net losses. To the extent the US dollar strengthens against the British pound or we incur net losses, our consolidated net worth will continue to decline. If our consolidated net worth falls below $40 million then we would be in breach of this covenant and our bank could exercise its right to cause us to repay amounts outstanding under the 2003 facility and not permit such amounts to be redrawn. A breach of this covenant may occur at the end of the fourth quarter of fiscal 2004.

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

Management believes that the current cash balances, our forecasts for revenue in the next twelve months and the cost reduction efforts we have initiated together with further cost reduction should our revenues be lower than forecast, will be sufficient to fund our operations for at least the next twelve months. In any event, in order to strengthen our cash position, we may seek to raise additional debt or equity financing during the next twelve-month period. Additional financing may not be available, or may only be available on terms that are significantly unfavourable to the Company and its current investors.

RISK FACTORS

The semiconductor industry is highly cyclical and unpredictable, which affects our revenue, gross margin and results of operations.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is highly cyclical and historically has experienced periodic downturns, which often have had a detrimental effect on the semiconductor industry’s demand for semiconductor capital equipment, including etch and deposition systems manufactured by us. During periods of a prolonged industry slow-down, we would have to initiate a substantial cost containment program and complete a corporate-wide restructuring to preserve our cash. However, the need for continued investment in research and development, possible capital equipment requirements and extensive ongoing customer service and support requirements worldwide will continue to limit our ability to reduce expenses in response to any downturn.

We have experienced losses over the last few years and we may not be able to achieve profitability and may need to raise additional capital to support our operations.

We have experienced losses of $12.2 million during the nine months ended September 30, 2004 and $24.6 million and $19.6 million for the twelve month periods ended December 31, 2003 and 2002, respectively. We need to increase sales and/or reduce costs to return to profitability. There is no assurance that we can increase sales, further reduce expenses without harming our business or that unforeseen costs may be incurred and there can be no assurance that we will return to profitability.

As of September 30, 2004, we had cash and cash equivalents of approximately $19.0 million and short-term debt of approximately $9.3 million. The short term debt includes 5 million British pounds ($9.1 million at the September 30, 2004 exchange rate) outstanding under our credit facility that we may be required to repay if we breach the consolidated net worth covenant in the facility. A breach of this covenant may occur at the end of the fourth quarter of fiscal 2004. Unless we become cash flow positive on a quarterly basis, we may need to raise additional capital in the next twelve months. In addition, regardless of whether such financing is absolutely necessary, we may seek additional debt or equity financing in the next twelve months in order to strengthen our cash position. We may not be able to obtain additional financing on acceptable terms, or at all. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges that differ from, or are senior to, those of existing holders of our common stock, including warrants in addition to the securities purchased and protection against future dilutive issuances. If we are unable to achieve positive cash flows or raise additional capital, we may be forced to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing or other operational programs. Some of these measures would require third party consents or approvals and we can not provide assurances that such consents or approvals will be obtained.

We cannot assure our shareholders and investors that we will achieve profitability in fiscal 2004 and beyond, nor can we provide assurances that we will achieve the sales necessary to avoid further expense reductions in the future.

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

We may not be able to accurately forecast or respond to commercial and technical trends in the semiconductor industry or respond to specific product announcements by our competitors. Our competitors may be developing technologies and products that are more effective or that achieve more widespread acceptance. In addition, we may incur substantial costs to ensure the functionality and reliability of our current and future products. If our products are unreliable or do not meet our customers’ expectations, then reduced orders, higher manufacturing costs, delays in collecting accounts receivable or additional service and warranty expense could result. Our customers may also purchase equipment for initial evaluation but experience delays and technical and manufacturing difficulties in their introductions or transition to volume production, causing significant delays between the sale of an initial tool and limit the potential for follow on sales for production. Any of these events could negatively affect our ability to generate the return we expect to achieve on our investments in these new products.

We continue to develop our Flowfill and Orion as well as other products for advanced applications and we are dedicating resources to develop these products and to achieve commercial sales of these systems. However, device manufacturers have been slow to adopt the use of new materials and if we fail to continue to develop these solutions to achieve all the specifications required by device manufacturers and/or the device manufacturers fail to successfully integrate these technologies with their other processes, or our competitors develop competing solutions, then our ability to grow our revenues from these products would be negatively affected. For example, the adoption of our Orion for ultra low k deposition has been delayed as a result of integration issues at the potential customers. Until such integration issues are resolved our ability to obtain commercial sales of our Orion technology is limited and there can be no assurance that these integration issues will be resolved .

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

The percentage of worldwide semiconductor production that is based in the Asian region is growing, particularly within China. Our business has traditionally been strongest with the European semiconductor manufacturers and we have only a small installed base and limited brand recognition in Asia. It will be necessary for us to penetrate new customers in this region to grow our business. While we have appointed a new sales representative in this region and hired a small number of employees, there is no assurance that we will be able to penetrate these geographic markets which are subject to growth rates that are higher than worldwide growth rates. Failure to penetrate these markets may harm our competitive position and adversely affect our future business prospects.

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

Customers are also demanding shorter delivery times from the time of placing a purchase order. We therefore are required to negotiate with our suppliers shorter lead times for the materials required and we may need to purchase inventory and to commence building for a customer prior to receipt of a confirmed purchase order. It is not possible to fully mitigate this risk within the supply chain. In the event a purchase order is not received from a customer where we had commenced manufacturing, then higher inventory levels would be incurred and potential inventory write-off’s would also be incurred if an alternative customer is not identified to purchase that system.

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

Changes in accounting rules

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and various bodies formed to interpret and create accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, changes to FASB guidelines relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net result less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.

Our internal control over financial reporting may not be considered effective resulting in possible regulatory sanctions and a decline in our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report on our internal control over financial reporting. Such report will contain an assessment by our management of the effectiveness of our internal control over financial reporting (including the disclosure of any material weakness) and a statement that our auditors have attested to and reported on management’s evaluation of such internal controls.

We are currently in the process of upgrading controls and procedures to be fully compliant with the new, stringent requirements of Section 404 of the Sarbanes-Oxley Act.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we face a significant challenge to bring all of our operations up to the level of documentation, segregation of duty, enterprise resource planning, security process discipline, and support systems required under the COSO standard for internal control. Although we are currently working towards completion of this effort to meet our year-end deadline, we cannot be certain that all internal control processes will be deemed effective based on COSO standards.

Our internal control over financial reporting may not be considered effective if, among others: any material weaknesses in our internal control over financial reporting exist, we fail to evaluate key controls in a timely fashion or we fail to remediate assessed deficiencies.

Due to the number of controls to be examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls we cannot be certain that all of our controls will be considered effective by our management or, if considered effective by our management, that our auditors will agree with such assessment.

If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation, we could be subject to regulatory sanctions or lose investor confidence in the accuracy and completeness of our financial reports, either of which could have an adverse effect on our stock price.

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

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies in the fourth quarter of 2004 would have no material effect on revenues, which are primarily expressed in United States dollars but would increase operating costs and reduce cash flow by approximately $1.3 million. The same increase in the value of the British pound would increase the value of our net assets expressed in United States dollars by approximately $4 million. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could be significantly different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality, some currencies may weaken while others may strengthen.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, have concluded that our disclosure controls and procedures were effective as of September 30, 2004.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Trikon Technologies, Inc.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 10, 2004 Dr. Jihad Kiwan departed the Company as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004 we received letters from a United Kingdom law firm and from a French law firm respectively, on behalf of Dr. Kiwan, detailing certain monetary claims with respect to severance and other salary matters arising from his contract of employment due to Dr. Kiwan in connection with his employment with Trikon. On April 28, 2004 Dr. Kiwan filed a lawsuit in France and on June 10, 2004 filed similar proceedings in the United Kingdom. As of September 30, 2004 these claims are ongoing and are subject to document discovery procedures. No date has been set for formal proceedings to commence. We do not believe that the outcome of these claims will be material to the financial condition of Trikon.

In addition, from time to time we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 7, 2004 the Company held its annual meeting of stockholders, at which the stockholders voted with respect to the election of the members of the board of directors of the Company, the approval of the Trikon Technologies, Inc. 2004 Equity Incentive Plan, and the ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm.

Joseph Speigel, the owner of 1,000 shares also presented a stockholder proposal.

The following nominees for election to the Company’s Board of Directors, which nominees constituted the six members of the board of directors to be elected by the holders of Common Stock, received the following votes:

	For	Withhold
Christopher Dobson*	12,477,501	439,811

Nigel Wheeler*	12,471,818	445,494

John Macneil*	12,544,398	372,914

Robert R Anderson*	12,494,104	423,208

Richard M. Conn*	12,575,104	342,208

William W.R. Elder*	12,564,249	353,063

*	Directors elected having received the highest number of votes cast.

With respect to the proposal to approve the Trikon Technologies, Inc. 2004 Equity Incentive Plan 4,644,873 votes were cast in favor of the proposal, 1,037,393 votes were cast against the proposal and there were 206,541 abstentions and 7,029,245 broker non-votes.

With respect to the proposal to ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm, 12,747,823 votes were cast in favor of the proposal, 152,519 votes were cast against the proposal and there were 16,970 abstentions and 740 broker non-votes.

With respect to the stockholder proposal 1,111,253 were cast in favor of the shareholder proposal, 3,939,588 were cast against the proposal, and there were 837,966 abstentions and 7,029,245 broker non-votes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1	Certificate of Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date: November 8, 2004	/s/ John Macneil
John Macneil
Chief Executive Officer, President and Director

/s/ William J Chappell
William J Chappell
Senior Vice President and Chief Financial Officer