Form 10-K
period 2004-12-31
TRIKON TECHNOLOGIES INC
filed 2005-03-16
CIK 868326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the last business day of our most recently completed second quarter, there were 15,750,410 shares of common stock outstanding. The aggregate market value of our common stock held by non affiliates, based on the closing price of our common stock on June 30, 2004 as reported on the Nasdaq National Market was approximately $46,621,213. Common stock held by our officers and directors and by each person owning, to our knowledge, 5% or more of our common stock are excluded because such persons may be deemed affiliates of Trikon. This determination of affiliate status is not necessarily determinative for other purposes.

As of February 22, 2005, the registrant had outstanding 15,754,985 shares of Common Stock.

Documents Incorporated by Reference: None.

TRIKON TECHNOLOGIES, INC.

Annual Report On Form 10-K For The Year Ended December 31, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on the beliefs of our management as of the filing date of this Annual Report on Form 10-K. Examples of forward-looking statements include statements about new product development, our ability to penetrate new markets and the potential growth of these markets, our product strategies, availability to achieve or to raise additional capital or reduce expenditure.

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors discussed below in the section titled Risk Factors and in our prior Securities and Exchange Commission filings. These and other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward looking statements made in this document and elsewhere.

All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the filing date of this Annual Report on 10-K, and we assume no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

PART I

ITEM 1. BUSINESS

Overview

Trikon Technologies Inc. (‘Trikon’ or ‘the Company’) was founded in 1987 as Plasma & Materials Technologies, Inc (‘PMT’), a California corporation. In August 1995, we completed our initial public offering of common stock. In November 1996, we acquired Electrotech Limited and Electrotech Equipments Limited (jointly ‘Electrotech’), both United Kingdom companies that were significantly larger than PMT and the Company was renamed Trikon Technologies, Inc. In 2002, the Company reincorporated into Delaware as Trikon Technologies, Inc. Our principal executive offices are located at Ringland Way, Newport, South Wales NP18 2TA, United Kingdom, and our telephone number is 44 (0) 1633-414-000. Our head quarters and management team together with our principle operations are based in the United Kingdom.

We design, manufacture, market and sell advanced production equipment used to process semiconductor wafers for the manufacture of integrated circuits. These circuits and devices are key components in most advanced electronic products, such as telecommunications devices, consumer and industrial electronics and computers. Our equipment has typical selling prices between $0.8 million and $3.5 million depending on the configuration of the equipment.

Our products carry out processes to deposit and/or remove materials on the surface of a wafer. In particular, our products are used for three of the primary steps in the manufacture of integrated circuits; chemical vapor deposition (CVD), physical vapor deposition (PVD) and dry etch processes. We sell, install and service our systems to semiconductor manufacturers worldwide and our existing customers include a wide range of semiconductor companies, including large independent device makers. We use a direct sales model in all of our markets except in Asia, where we use a combination of direct sales and distributors.

Our goal is to be responsive to the continually changing needs of our customers and the specialist demands associated with niche applications. There are many applications that require specialized development of standard equipment and we focus on those applications that we believe have significant growth potential. We have identified applications that include solutions for the power semiconductor, systems in a package (SiP.)/MEMS, Bulk Acoustic Wave Filter (BAW) and other Aluminum Nitride deposition needs and compound semiconductor markets. We believe that our 200 mm wafer and below processes satisfy the demands for cost effective production worthy tooling for a large variety of applications, while our flowfill and ORION technology provides solutions for gap fill and low k dielectrics at the leading edge of semiconductor development on 300 mm wafer. Overall, our strategy is to identify applications in which we believe we have a technology advantage, and we are positioned to be agile and responsive to support our customer’s equipment needs.

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

Recent Developments

On March 14, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aviza Technology, Inc. (“Aviza”), a privately held global supplier of thermal process and atomic layer deposition systems. Under the terms of the Merger Agreement, Baseball Acquisition Corp. I, a wholly-owned subsidiary of New Athletics, Inc., a newly formed Delaware corporation (“New Athletics”), will merge with and into us (the “Trikon Merger”), and Baseball Acquisition Corp. II, a wholly-owned subsidiary of New Athletics, will merge with and into Aviza (the “Aviza Merger”). Upon consummation of the mergers, we and Aviza will each continue as wholly-owned subsidiaries of New Athletics.

In the Trikon Merger, each outstanding share of our common stock will be exchanged for 0.333 shares (the “Trikon Exchange Ratio”) of New Athletics common stock. In addition, each outstanding option and warrant to purchase shares of our common stock will be assumed by New Athletics and will thereafter represent the right to purchase a number of shares of New Athletics common stock based on the Trikon Exchange Ratio, and the exercise price per share will be adjusted accordingly.

In the Aviza Merger, (i) each outstanding share of Aviza common stock will be exchanged for a number of shares of New Athletics common stock equal to the Aviza Exchange Ratio, (ii) each outstanding share of Aviza Series A Preferred Stock will be exchanged for a number of shares of New Athletics common stock equal to the product of (x) the number of shares of Aviza common stock into which such share of Aviza Series A Preferred Stock would have been convertible immediately prior to the effective time of the Aviza Merger multiplied by (y) the Aviza Exchange Ratio, and (iii) each outstanding share of non-voting, redeemable Aviza Series B Preferred Stock will remain outstanding. In addition, each outstanding option to purchase shares of Aviza common stock will be assumed by New Athletics and will thereafter represent the right to purchase a number of shares of New Athletics common stock based on the Aviza Exchange Ratio, and the exercise price per share will be adjusted accordingly. Each outstanding warrant to purchase shares of Aviza Series A Preferred Stock that remains unexercised at the effective time of the Aviza Merger will be cancelled. The holders of such warrants have executed an irrevocable election to net exercise their warrants prior to the effective time of the Aviza Merger. The “Aviza Exchange Ratio” means the quotient obtained by dividing 8,325,000 by, as of immediately prior to the effective time of the Aviza Merger, the sum of all shares of Aviza common stock then (i) issued and outstanding, (ii) issuable upon the conversion of all shares of Aviza Series A Preferred Stock then issued and outstanding, (iii) issuable upon the exercise of all Aviza options then unexercised, unexpired and outstanding and (iv) issuable upon the conversion, exercise or exchange of any other securities then issued and outstanding.

Immediately after completion of the mergers, the New Athletics board of directors will consist of seven directors, including three current members of our board, three current members of the Aviza board, and one member who is not affiliated with us or Aviza.

Concurrently with entering into the Merger Agreement, Trikon and New Athletics entered into a Stockholder Agreement with VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P. (collectively, “VPVP”). Under the terms of the Stockholder Agreement, among other commitments, VPVP will guarantee certain obligations of New Athletics and Aviza under a credit facility with a third-party commercial bank. In consideration for the guarantee, New Athletics will issue VPVP warrants to purchase 333,333 shares of New Athletics common stock.

The consummation of the merger is subject to the approval of our stockholders and other customary closing conditions. The requisite approval of the stockholders of Aviza has already been obtained. New Athletics intends to account for the transaction as a “purchase” of Trikon by Aviza for financial reporting and accounting purposes, in accordance with U.S. generally accepted accounting principles. The merger is expected to close in the second or third quarter of 2005.

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

Our products are used in these processes to create the integrated circuit, which includes among many different processes; the following basic operations are used to create interconnect layers:

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

Chemical Vapor Deposition

Chemical vapor deposition is a process that can be used to deposit thin films of dielectric (insulating) and, to a lesser extent, conductive materials. During the CVD process, gases that contain atoms of the material to be deposited chemically react to form a thin film of solid material on the wafer. Typical uses for dielectric deposition by CVD include:

•	Shallow Trench Isolation (“STI”), to isolate one transistor from another;

•	the pre-metal dielectric (“PMD”), the insulating layer between the active components and the first interconnect metal layer;

•	the inter-metal dielectric (“IMD”), the insulating layer between the different metal layers; and

•	the final passivation layer that seals the completed device from atmospheric moisture.

Our CVD products are based on our single chamber PECVD Delta 201 product and our Planar fxP and Planar 300 cluster tool products. The Planar systems can be configured with up to six process module positions and in addition to the deposition of silicon dioxide, the most common insulating material deposited, we have our Flowfill, low k Flowfill and Orion processes.

Silicon dioxide, when deposited by conventional techniques, displays small voids inside the structure and does not provide for a high degree of planarization. Our patented Flowfill and low k Flowfill products are directed towards customers that require the deposition of a planarizing layer or the deposition into small gaps that reduces the need for chemical metal polishing (CMP) processing with a corresponding reduction in cost of ownership, or in some cases actually removes the CMP steps. Our Flowfill process is a patented CVD technology that was developed to form high quality silicon dioxide layers that possess the properties of both gap fill and a high degree of planarization. When a high degree of planarization is reached, the upper surface of the layer is relatively flat, irrespective of the topography of the surface covered. Flowfill can fill features less than 40 nm wide with a less than 8:1 height to width ratio and simultaneously achieve a very high degree of planarization for large gaps up to 20 microns.

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

Advanced logic device makers use copper damascene wiring for the interconnect with a low k IMD to enhance device performance. Our ORION technology is an ultra low k offering aimed at advanced copper damascene applications where a k value of 2.5 or below is required. ORION can be deposited at dielectric constants of both 2.5 and 2.2, values, which have been independently verified.

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

Our Sigma fxP™ systems are used to sputter uniform layers of pure metals or metal alloys and metal compounds such as oxides or nitrides. These products are cluster tools based on industry standard robotics platforms.

Sigma is designed to be one of the cleanest PVD systems on the market, which is a key technology requirement for sputtering the wafer with as high quality film as possible. Various process chambers are available for a large variety of specific functions. In particular, there are advanced PVD chambers for depositing high quality barrier and liner layers for advanced metalization structures. These consist of the “long throw” Hi-Fill and “ionized metal” Advanced Hi-Fill PVD chambers for improved barrier and liner deposition into high aspect ratio structures. Where step coverage over high aspect ratio features is critical, a metal organic CVD (MOCVD) module is available to provide low temperature, largely conformance titanium nitride films. Additional chambers consist of pre heat and sputter etch. We believe that the Sigma systems have the lowest cost of ownership compared to our main competitors, and cost of ownership is an important factor for integrated circuit manufacturers.

We have developed unique, and in many cases patented processes for many markets. For example, in the rapidly growing power device market, we support both front side interconnect and backside solder metal applications, minimizing operating costs by offering same-type equipment for the entire metal module. We also supply technology for the emerging Aluminum Nitride deposition market, which includes the Bulk Acoustic Wave (‘BAW’) market, a technology driven sector for next generation communication devices. BAW devices require very uniform deposition of piezoelectric films and we have developed significant intellectual property in this arena.

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

Our Omega plasma etch system is available on two platforms as the Omega fxP™ and a single chamber Omega 201. The Omega fxP™, offers up to six process modules combined with tools for wafer alignment and cool-down and two vacuum cassette stations. Multiple chambers provide high throughput for the high volume user or the option to ‘mix and match’ different plasma sources so that advanced sequential etching processes can be addressed. The Omega 201 features our plasma source technologies in a single chamber format that combines high performance etching with small footprint and low costs. These attributes make the tool particularly well suited to cost-sensitive manufacturing of silicon integrated circuits, compound device makers and other niche markets.

Both platforms support our three main plasma sources, our M0RI™ etch technology (M0RI), Plasma Enhanced Reactive Ion Etch (PERIE) and Inductively Coupled Plasma (ICP). Additional modules may also be added that provide secondary functions, such as post etch corrosion processes. M0RI offers the highest plasma density that provides process solutions for the most advanced polysilicon, oxide and low k etch requirements. The ICP is used extensively for high-density aluminium and polysilicon etching as well as for a broad range of front and back face processing on compound semiconductors. The PERIE offers medium plasma density for silicon and dielectric etching where the feature sizes are less challenging. We have also developed a variant of our M0RI etch process chamber specifically for very high aspect ratio silicon etching/micro machining. This Deep Silicon (DSi) chamber offers benefits to production users in Systems in a Package (SiP)/Wafer Level Packaging (WLP) and conventional MEMS applications. Deep Silicon etch techniques are used in a myriad of applications such as the manufacture of discrete components in SiP and accelerometers for car air bags. We also offer a Gas Phase Etch (GPE) module, which removes sacrificial layers to create microscopic moveable structures.

Marketing, Sales and Customer Support

We sell, install and service our systems to semiconductor manufacturers worldwide and our focus is upon building positive long-term relationships with our customers. We believe that we offer highly reliable products that give our customers a competitive edge through technology or cost advantage, comprehensive field support and a responsive parts replacement and service program. Our sales are divided among three geographic regions – Europe, North America and Asia. Set forth below in tabular format is the geographic distribution of our revenue for the past three fiscal years, expressed as a percentage of sales: -

	Europe	North America	Asia
2004	61%	29%	10%
2003	56%	39%	5%
2002	64%	33%	3%

In Europe, we market and sell our products primarily through our direct sales and service operations in the United Kingdom, the Netherlands, France and Germany. In North America, we also market and sell our products through our direct sales organization supported by regional service operations. In Asia we combine direct sales, agency and distributor arrangements. In Japan we use a local distributor. In Taiwan, China and the other South Eastern Asian markets we use the services of a regional agent supported in China and Taiwan by a direct sales presence.

Our total revenue includes amounts from certain individual customers that exceed 10% of our total revenue. For the year ended December 31, 2004 two customers exceeded 10% of revenues for the year. Infineon AG represented 16% of sales and a North American company represented 13%. For the year ended December 31, 2003, Sarnoff Corporation, Infineon AG and Philips accounted for 16%, 13% and 10% of our total revenue respectively. For the year ended December 31, 2002, Phillips was the only customer who exceeded 10% of our revenue, accounting for 11% of our revenue. Our largest customers may vary from year to year depending upon, among other things, a customer’s budget for capital expenditures, plans for new fabrication facilities and new product introductions.

Our sales are not usually seasonal in nature but are cyclical due to the buying patterns of major semiconductor manufacturers. These buying patterns are based on several factors including anticipated market demand for integrated circuits, the development of new technologies and general economic conditions.

We provide customers with evaluation systems of our new products as part of our sales efforts. The provision of evaluation systems is an important step in the lengthy sales cycle. The average duration of an evaluation period for systems can be extensive and can exceed one year. Consequently, as we expand our sales efforts, particularly in new markets, we believe that continued investment in demonstration and evaluation systems will be needed.

We believe that a comprehensive support program is an essential component for each customer. We have developed an experienced central customer support group in addition to regional based service and support staff at local centers who are in close contact with our customers and provide comprehensive support programs.

Research, Development and Engineering

We believe that our future success will depend upon our ability to continue to improve our systems and technologies and to develop new products that compete effectively on the basis of technical performance and total cost of ownership. These technologies and systems will also need to meet customer requirements and emerging industry standards. Accordingly, we devote a significant portion of our personnel and financial resources to research and development programs and seek to maintain close relationships with our customers in order to remain responsive to their product needs. As of December 31, 2004, we employed 49 professional and technical personnel in research, development and engineering including our head office support team and our expenditure for research and development during the fiscal years 2004, 2003 and 2002 were $8.6 million, $9.6 million and $10.7 million, respectively.

Our research and development group is responsible for identifying new technology applications and developing processes to develop solutions for our target markets and customers. Our current significant research and development programs include projects to address process development for the needs of power semiconductors, MEMS/SiP device customers, Aluminium Nitride deposition including BAW devises, compound semiconductors and the development of our flowfill and Orion technologies. Resources are also being focused on implementing product cost reduction programs that can favorably impact our gross margin and allow us to compete in the cost competitive environment that exists today.

Manufacturing, Raw Materials and Supplies

Our manufacturing operations consist of the manufacture, assembly and testing of components and modules and their integration into finished systems at our Newport, United Kingdom facility, where substantially all of our long-lived assets are maintained. We purchase a significant number of parts including mechanical and electrical components from a variety of suppliers. We seek to qualify multiple suppliers for our purchased components, although this is not possible for all components and purchased assemblies and therefore any failure by a supplier to perform could have a short-term adverse effect on our operating results. Most significantly our Sigma®fxP™, Planar™ fxP™ and Omega™ fxP™ systems (“cluster tools”) are designed around an automation module supplied by Brooks Automation. Due to the high cost of these modules we keep very few in inventory. If Brooks Automation fails to deliver the component on a timely basis, delivery of our cluster tools will be delayed and sales may be lost. If Brooks Automation is unable to deliver any such modules for a prolonged period of time, we will have to redesign our cluster tools so that we may utilize other wafer transport systems.

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

We also operate a CNC machinery center which produces chamber components and other parts and wafer transport assemblies. In order to ensure that the CNC facility remains competitive in both quality and price, and to help cover fixed costs, it also produces products for third parties. Revenue associated with this facility that is not related to the semiconductor equipment business was approximately $1.8 million; $0.9 million and $1.2 million during the years ended December 31, 2004, 2003 and 2002 respectively.

Competition

The global semiconductor equipment industry is highly competitive and subject to rapid technological change. Historically, new technologies have only gained acceptance when industry leaders have concurrently adopted such new technologies. Significant competitive factors include the size of the company, timing of new product offerings, system performance, cost of ownership, size of installed base, depth and breadth of product line and customer support.

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

We have granted non-exclusive, worldwide, paid-up licenses of our M0RI technology to Applied Materials and Lam Research. As a result, in the future our etch products may have to compete with products of Applied Materials or Lam Research based on our technologies. The license agreements do not preclude us from utilizing, or licensing to other third parties, the licensed technologies.

Backlog

As of December 31, 2004, our backlog was approximately $6.1 million, as compared to approximately $6.2 million at December 31, 2003. Our backlog consists of system purchase orders that provide for delivery within the following year and the unearned revenue of systems previously shipped. Backlog includes only systems for which a purchase order has been received and a delivery date assigned. Orders are typically subject to cancellation or delay by the customer with limited or no penalties. Because of possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily representative of actual sales for any succeeding periods, nor is backlog any assurance that we will realize profit from completing these orders.

Intellectual Property

We believe that our competitive position is significantly dependant upon skills in engineering, manufacturing, customer support and marketing in addition to our patent position. Protection of our technological assets by obtaining and enforcing patents is important and we file patent applications in the United Kingdom, United States and other countries as we believe to be appropriate. We currently hold 46 U.S. and 89 foreign patents with patents issued and pending in key markets around the world. The issued patents and any subsequent issued patent arising from our pending applications expire between 2009 and 2023.

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

Environmental Matters

We are subject to regulations relating to the use, storage, discharge and disposal of hazardous chemicals and gases used during customer demonstrations and in research and development activities. The United Kingdom has adopted a comprehensive environmental law known as the Environmental Act 1995, which, among other things, deals with the allocation of responsibility for the clean up of contaminated property and expands potential liability with respect to the remediation of such contamination. We lease a number of facilities in the United Kingdom, and failure to comply with present or future regulations could result in substantial liability, suspension or cessation of our operations, restrictions on our ability to expand at our present locations, or requirements for the acquisition of significant equipment or other significant expense. To date, compliance with environmental rules and regulations has not had a material effect on our operations. We believe that we are in material compliance with all applicable environmental rules and regulations and are in compliance with ISO14000 environmental standards.

Employees

As of December 31, 2004, we had 190 full-time employees and 24 temporary employees or contractors. None of our employees are covered by a collective bargaining agreement and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

Certain information concerning our principal properties at December 31, 2004 is set forth below:

Location	Type	Principal Use	Square Footage	Property Interest	Expiry Date
Newport, Wales United Kingdom	Office, Manufacturing & Laboratories	Headquarters, Manufacturing, Sales and Customer Support, Research & Engineering	103,000	Leased	March 2010

Cwmfelin-fach, Wales, United Kingdom	Office, Manufacturing and Warehouse	Manufacturing of Components	20,000	Leased	November 2009*

Bristol, England United Kingdom	Office, Manufacturing & Warehouse	Manufacturing of Components	9,000	Leased	March 2010

Orange County, California, USA	Office	North American Headquarters, Sales & Support	3,300	Leased	September 2009

*	Existing lease expired November 2004 and a new lease was signed subsequent to December 31, 2004.

We have a number of smaller properties and field offices located in the United States, the United Kingdom, Germany and France. We believe that our properties adequately serve our present needs.

ITEM 3. LEGAL PROCEEDINGS

On March 10, 2004 Dr. Jihad Kiwan departed the Company as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004 we received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004 Dr. Kiwan filed a lawsuit in France and on June 10, 2004 filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom. We are in the process of vigorously defending against the French claim. We do not believe that the outcome of these claims will be material to results of operations or the financial condition of Trikon.

In addition, from time to time we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Our Common Stock trades on the Nasdaq National Market under the symbol “TRKN”. The quarterly high and low sale prices for Common Stock as reported by the Nasdaq National Market for the periods indicated below are as follows:

	High	Low
2002
First Quarter	$15.90	$10.14
Second Quarter	$15.02	$7.10
Third Quarter	$9.13	$4.01
Fourth Quarter	$7.10	$3.25
2003
First Quarter	$5.69	$3.23
Second Quarter	$4.07	$2.80
Third Quarter	$7.04	$3.64
Fourth Quarter	$7.40	$5.19
2004
First Quarter	$7.30	$3.00
Second Quarter	$3.55	$1.89
Third Quarter	$3.05	$1.83
Fourth Quarter	$2.73	$1.67

As of February 22, 2005, there were 168 holders of record of our common stock. On February 22, 2005, the closing price of the Common Stock as reported on the Nasdaq National Market was $2.06 per share.

We have never declared or paid dividends on the Common Stock and we do not expect to pay dividends on our common stock in the foreseeable future.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in item 12 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The selected consolidated financial data set forth below as of December 31, 2004, and 2003 and for the years ended December 31, 2004, 2003, and 2002 have been derived from our audited financial statements included elsewhere in this annual report. The selected consolidated financial data set forth below as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 have been derived from our audited financial statements that are not included in this annual report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands of U.S. dollars, except per share information)
Operating Data:
Revenues:
Product sales	$36,684	$28,710	$32,765	$97,046	$106,662
License revenues	157	108	50	—	350

Total revenues	36,841	28,818	32,815	97,046	107,012

Costs and expenses:
Cost of goods sold	25,062	21,086	24,490	51,749	55,847
Research and development	8,607	9,629	10,700	9,650	8,395
Selling, general and administrative	19,932	20,032	18,717	22,642	23,527
Settlement of pension liabilities and related costs	—	3,542	818	—	—
Restructuring costs	(1,200)	—	—	—	—

Total costs and expenses	52,401	54,289	54,725	84,041	87,769

(Loss) income from operations	(15,560)	(25,471)	(21,910)	13,005	19,243
Other income		474	—	681	—
Foreign currency gains (losses)	1,934	573	(2)	1,150	910
Interest:
Interest expense.	(434)	(921)	(1,197)	(1,504)	(674)
Interest income.	494	948	1,309	1,350	325

(Loss) income before income tax (benefit) provision	(13,566)	(24,397)	(21,800)	14,682	19,804
Income tax provision (benefit)	216	236	(2,165)	3,432	824

Net (loss) income before extraordinary item and cumulative effect of change in accounting principle	(13,782)	(24,633)	(19,635)	11,250	18,980
Cumulative effect of change in accounting principle(1)	—	—	—	—	(1,833)

Net (loss) income	$(13,782)	$(24,633)	$(19,635)	$11,250	$17,147

Net (loss) income applicable to common shares	$(13,782)	$(24,633)	$(19,635)	$11,109	$16,121

(Loss) income per common share data :
Basic:
(Loss) income applicable to common shares before extraordinary item and cumulative effect of change of accounting principle	$(0.88)	$(1.77)	$(1.57)	$0.98	$1.82
Cumulative effect of change in accounting principle	—	—	—	—	(0.19)

Net (loss) income	$(0.88)	$(1.77)	$(1.57)	$0.98	$1.63

Diluted:
(Loss) income applicable to common shares before extraordinary item and cumulative effect of a change of accounting principle	$(0.88)	$(1.77)	$(1.57)	$0.88	$1.58
Cumulative effect of change in accounting principle		—	—	—	(0.16)

Net (loss) income	$(0.88)	$(1.77)	$(1.57)	$0.88	$1.42

Average common shares used in the calculation
– Basic	15,738	13,928	12,533	11,281	9,868
– Diluted	15,738	13,928	12,533	12,658	11,325

	December 31,
	2004	2003	2002	2001	2000
	(In thousands of U.S. dollars)
Balance Sheet Data:
Working capital	$27,189	$34,402	$55,044	$62,379	$33,346
Total assets	63,661	83,129	97,188	112,733	95,694
Long-term debt and capital lease obligations, less current portion	91	188	10,717	15,606	2,376
Stockholders’ equity(2),	$40,855	$53,370	$60,520	$65,453	$49,920

(1)	We changed our accounting policy with respect to revenue recognition in the year ended December 31, 2000. In accordance with Accounting Principles Board Opinion 20, we accounted for the change as a cumulative effect on the prior years resulting from the change to a different revenue recognition policy.
(2)	Stockholders’ equity for December 31, 2000 includes convertible preferred stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business is to design, manufacture, market and sell advanced production equipment used in the production of semiconductors and to provide related support services. We face a variety of challenges in responding to the dynamics of this industry, which is characterized by a high level of volatility caused by sudden changes in demand for semiconductors and manufacturing capacity. In addition, because of the large unit price associated with our systems, which typically vary between $0.8 million and $3.5 million, our backlog, shipments and revenues can be affected, positively or negatively, by a relatively small change in the number of orders.

In addition to the initial sale of equipment, we also provide on site support and spares parts. Sales of on-site support and spare parts were $11.7 million, $10.7 million and $9.0 million (including sales of our CNC subsidiary of $1.8 million, $0.9 million and $1.1 million) for the years ended December 31, 2004, 2003 and 2002, respectively. The sales of support and spares are less volatile than the sale of the equipment.

Recent Developments

On March 14, 2005, we entered into an Agreement and Plan of Merger with Aviza Technology, Inc., a privately held global supplier of thermal process and atomic layer deposition systems. Under the terms of the Merger Agreement, a wholly-owned subsidiary of New Athletics, Inc., a newly formed Delaware corporation, will merge with and into us, and a wholly-owned subsidiary of New Athletics will merge with and into Aviza. Upon consummation of the mergers, we and Aviza will each continue as wholly-owned subsidiaries of New Athletics.

New Athletics intends to account for the transaction as a “purchase” of Trikon by Aviza for financial reporting and accounting purposes, in accordance with U.S. generally accepted accounting principals. Product revenues for the three months and year ended December 31, 2004 include $900,000 attributable to sales of products to Aviza.

The consummation of the merger is subject to the approval of our stockholders and other customary closing conditions. The requisite approval of the stockholders of Aviza has already been obtained. The merger is expected to close in the second or third quarter of 2005.

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

Revenue Recognition

We derive our revenues from three sources—equipment sales, spare parts sales and the provision of services. In accordance with Staff Accounting Bulletin 104 issued by the staff of the Securities and Exchange Commission, we recognize revenue when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the sales price is fixed or determinable and collectivity is reasonably assured. For transactions that consist of multiple deliverables we allocate revenue to each of the deliverables based upon relative fair values and apply the revenue recognition criteria above to each element.

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

The amount of revenue related to system shipments and customer retentions deferred at December 31, 2004 was $1.9 million compared to $5.1 million at December 31, 2003. Generally, the provision of installation and commissioning services are not considered essential to the functionality of the equipment.

Equipment sold as demonstration or evaluation units are recognized as revenue on transfer of title and either final acceptance, or satisfactory completion of testing to demonstrate that the equipment meets all the customer defined specifications.

Revenue related to spare parts is recognized on shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. Revenue deferred on service contracts was $0.3 million at December 31, 2004 compared to $0.7 million at December 31, 2003.

During fiscal 2003 we entered into a contract to develop a piece of equipment for a customer and we determined that the revenue associated with this transaction should be accounted for in accordance with SOP 81-1—‘Accounting for the performance of Construction-Type and certain Production-Type contracts’. The developed equipment was shipped to the customer in fiscal 2003, however significant development work was required and therefore no revenue was recognized with respect to this project in fiscal 2003. This contract was completed in fiscal 2004 and the revenue was recognized accordingly.

Foreign Currency Translation

Most of our operations are located within the United Kingdom and most of our costs are incurred in British pounds. However our system sales are generally in US dollars and, to a lesser extent, in euros, and we report in US dollars. As a result, fluctuations in the exchange rate between the US dollar and the British pound could have a significant effect on our reported earnings and net asset position. We have determined that the functional currency for all UK operations is the British pound and as a result our actual expenses expressed in US dollars will fluctuate with changes in foreign currency exchange rates and result in currency gains and losses, which are charged to net income. Changes in the value of non-US net assets as a result of these movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the balance sheet. We also have significant intercompany loans between the United Kingdom operating subsidiary and the parent, which were determined as being repayable in the foreseeable future. This determination results in exchange gains and losses associated with these loans being accounted for in the statement of operations.

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

We also make provision for slow moving and obsolete inventory and evaluate their adequacy on a quarterly basis. For our work in process and finished goods inventory, which generally consist of specific systems or modules, we compare the inventory on hand to current sales and market forecasts and other information that indicates the ability to identify a purchaser for such equipment. We apply a formula approach to reserves against raw materials and spares inventory based upon 12 months historic usage, applying different criteria to components that are required for current products, non-current products and spares.

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

Installation and Warranty

Our contracts cover on-site installation services and provide for a warranty of the machine. Generally we accrue for the costs of installation at the time of revenue recognition. Our standard warranty period varies from 12 to 24 months, depending on a number of factors including the specific equipment purchased.

We account for the estimated warranty cost as a charge to cost of sales at the time we recognize revenue. The warranty reserve is based upon historic product performance and is based on a rolling 12-month average of the historical cost per machine per warranty month outstanding. We also recalculate the estimated warranty cost for all remaining systems still under warranty using the most recent historic average and the difference is included as a component of cost of sales. We do not maintain any general reserves for warranty obligations. Actual warranty costs in the future may vary from historic costs, which could result in adjustments to our warranty reserves in future periods that are more volatile than in recent years.

Comparison of the Years Ended December 31, 2004 and 2003

Product Revenue.

Product revenues for the year ended December 31, 2004 increased 28% to $36.7 million compared to $28.7 million for the year ended December 31, 2003. Shipments for the year ended December 31, 2004 were $33.7 million compared to $32.7 million shipped in the prior year.

Product revenues outside of the United States accounted for approximately 72% and 61% of total revenues for the years ended December 31, 2004 and 2003, respectively. We expect that sales outside of the United States will continue to represent a significant percentage of our product sales through 2005.

Our sales by product as a percentage of total revenue are as follows:

	Year Ended December 31,
	2004	2003
PVD	36%	22%
CVD	6%	21%
Etch	25%	20%
Spares and support	33%	37%

Total	100%	100%

Due to the large unit price associated with our systems, we anticipate that our product sales will continue to be made to a small number of customers in each quarter. The quantity, geographical location and type of product may fluctuate significantly from quarter to quarter and the individual customers to whom these products are sold can also change from quarter to quarter. Further, our customers are demanding greater flexibility and shorter delivery times, which increase the fluctuations that may occur each quarter. Due to the unit prices associated with our products the level of sales activity by type of product in any quarter can significantly impact the product and geographical mix, and are therefore not indicative of a trend.

License Revenues.

License revenues are associated with an exclusive license of power supply technology and a non-exclusive license of our M0RI technology to a systems integrator in Japan for a non-competing application. License revenues increased 45% to $157,000 for the year ended December 31, 2004 compared to $108,000 received during the year ended December 31 2003.

Gross Margin.

The gross margin for the year ended December 31, 2004 was 32.0% as compared to 26.8% for the year ended December 31, 2003. The improvement in gross margin is primarily attributable to improved efficiency within manufacturing and customer support with the combination of increased utilization and significantly reduced headcount following cost reductions in fiscal 2003 and 2004.

Research and Development Expenses.

Research and development expenses for the year ended December 31, 2004 were $8.6 million or 23.3% of total revenues compared with $9.6 million or 33.4% of total revenues for the prior year. The decrease in research and development expenses for fiscal 2004 compared to the prior year reflects reduced headcount and other expenses. We believe, however, that the current levels of expenditure are adequate and are focused upon the development of new processes to further advance our proprietary PVD, CVD and etch technologies This includes the development of novel process solutions for emerging applications and for advanced applications at technology nodes of 90nm and below.

We have also received an offer of a grant from the UK government to develop Broad ion beam deposition technology for MRAM applications and we expect to develop this technology over the next eighteen months in collaboration with other parties. This grant will reimburse 50% of our total project costs and expenditure to a maximum reimbursement of $3.1 million. None of these funds has been received as of December 31, 2004 and are contingent on all parties accepting the offer. Although we have been informed that one party may not wish to continue the program, we have been informed that it will be possible to substitute such party. The expenditure and funding are expected to commence in fiscal 2005 and would be expended/received over the eighteen month period of the project.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the year ended December 31, 2004 were $19.9 million, or 54.1% of total revenues, compared to $20.0 million, or 69.5% of total revenues, in the year ended December 31, 2003. The major portion of our costs are incurred in British pounds and therefore our expenses, when reported in U.S. dollars increased $2.1 million solely as a result of the unfavorable movement in exchange rate in fiscal 2004 or $2.1. However, on a like for like exchange rate basis, selling general and administration expenses were reduced by $2.2 million or 6% of total revenue for the year ended December 31, 2004.

The year ended December 31, 2004 includes non-recurring costs totaling $1.9 million for higher than usual legal fees, consultancy services including, expenses related to compliance costs with respect to section 404 of the Sarbanes Oxley Act, costs of a reduction in force and other higher than normal legal and professional charges, compared to similar non recurring costs of $0.9 million in the prior year.

Restructuring Costs

In the fourth quarter of fiscal 1997 the Company commenced a restructuring program related to the closure of its M0RI etch operations located in Chatsworth, California, which included the transfer of the M0RI technology to the Company’s Omega platform and the obsolescence and phase-out of the existing platform. An accrual was charged to the income statement in fiscal 1997 for this restructuring. During fiscal 1998 and 1999 the Company completed this reorganization and negotiated settlements with many of its customers. The restructuring reserve was reduced accordingly. The Company has carried a residual accrual in the amount of $1.2 million since December 31, 1999 for other potential claims arising out of this restructuring. Following a review of the situation in the third quarter of 2004, the Company has concluded that the probability of further claims is remote and accordingly the reserve has been reversed to the income statement during the year ended December 31, 2004.

Result from Operations.

We incurred a loss from operations of $15.6 million in the year ended December 31, 2004 compared to a loss of $25.5 million in the prior year. The combination of increased revenue, better gross margins and reduced operating expenses all contributed to the reduction in the loss from operations. The pension settlement charge of $3.5 million in the year ended December 31, 2003 and the release of the reserve for restructuring in fiscal 2004 of $1.2 million also had an effect on the comparison of the results of operations for fiscal 2004 when compared to fiscal 2003.

Other Income.

We earned $0.5 million during the year ended December 31, 2003 in connection with the sale of property we no longer required for our operations. No similar income was received in fiscal 2004.

Interest Income and Expense, Net.

Net interest income was $60,000 for the year ended December 31, 2004 compared with $27,000 for the year ended December 31, 2003. Net interest income increased in the year ended December 31, 2004 compared to the prior year, due to higher interest payable in fiscal 2003 from interest payable on taxes incurred in fiscal 2003, which did not reoccur in fiscal 2004. Excluding this item, net interest income declined due to lower cash balances.

Income Taxes.

For the year ended December 31, 2004 we recorded a tax charge of $0.2 million compared to a tax charge of $0.2 million for year ended December 31, 2003 resulting in an effective income tax rate of (1.6)% and (1.0)%, respectively. The current year tax charge primarily relates to US state franchise taxes and to income taxes in our non United Kingdom subsidiaries. The low effective tax rate arises primarily as a result of the generation of net operating losses for which we have not recognized any deferred tax assets, which can only be utilized against future profits. See Note 6 of the notes to the financial statements for a detailed reconciliation of the tax rate for 2004 and 2003.

As of December 31, 2004, we had US federal losses of $25.6 million, various state operating losses and United Kingdom net operating losses of approximately $64.4 million, which can be offset against future income. Our ability to use our US and United Kingdom net operating losses and credit carry forwards will depend upon the ability to generate future income within the US and United Kingdom to utilize these losses. Further, a portion of our US net operating losses are subject to annual limitations arising from a change of control as defined by Section 382 of the internal revenue code, as revised.

Comparison of the Years Ended December 31, 2003 and 2002

Product Sales.

Product sales for the year ended December 31, 2003 decreased 12% to $28.7 million compared to $32.8 million for the year ended December 31, 2002. Shipments for the year ended December 31, 2003 were $32.7 million compared to $28.9 million shipped in the prior year. The level of sales and shipments in the year reflected the effects of the global slowdown in the semiconductor industry.

Our sales by product as a percentage of revenue are as follows:

	Year Ended December 31,
	2003	2002
PVD	22%	34%
CVD	21%	17%
Etch	20%	22%
Spares and support	37%	27%

Total	100%	100%

Sales outside of the United States accounted for approximately 61% and 67% of total revenues for the years ended December 31, 2003 and 2002, respectively.

License Revenues.

License revenues are associated with an exclusive license of power supply technology and a non-exclusive license of our M0RI technology to a systems integrator in Japan for a non-competing application. License revenues increased 116% to $108,000 for the year ended December 31, 2003 compared to $50,000 received during the year ended December 31 2002.

Gross Margin on Product Sales.

The gross margin on product revenues for the year ended December 31, 2003 was 26.8% as compared to 25.4% for the year ended December 31, 2002. Cost of goods sold for the year ended December 31, 2003 included $290,000 relating to the costs of a reduction in workforce compared to $345,000 in the year ended December 31, 2002. Cost of goods sold for the year ended December 31, 2003 also included a non-cash charge of $2.1 million with respect to the write-down of inventory associated with the current downturn in the semiconductor business compared to $2.3 million in the prior year. Better utilization of manufacturing costs positively impacted the gross margin in fiscal 2003, but this was offset in part by an unfavorable product mix compared to 2002.

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

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the year ended December 31, 2003 were $20.0 million, or 69.5% of total revenues, compared to $18.7 million, or 57.0% of total revenues, in the year ended December 31, 2002. As the majority of our costs are incurred in British pounds, in local currency terms our expenses declined in fiscal 2003 compared to fiscal 2002. While selling general and administrative expenses when reported in US dollars for the year ended December 31, 2003 compared to the prior year increased 7%, the movement in the US dollar exchange rate to the British pound increased reported expenses by 9%. In addition, in fiscal 2003 we incurred non-recurring costs associated with employer social security taxes relating to the vesting of 1,149,281 shares, a contested 2003 annual shareholder meeting, accruals with respect to leasehold buildings no longer used by the Company and the succession of the Chief Executive Officer, which totaled $941,000.

Result from Operations.

We incurred a loss from operations of $25.5 million in the year ended December 31, 2003 compared to a loss of $21.9 million in the prior year. Lower revenue was the major component of the increase in the loss from operations. The pension settlement charge of $3.5 million in the year ended December 31, 2003 compared to $818,000 in the year ended December 31, 2002 had a significant effect upon the result of operations for fiscal 2003. See note 11, ‘Pensions and other Post Retirement Benefits’ in the notes to the consolidated financial statements.

Other Income.

We earned $474,000 during the year ended December 31, 2003 in connection with the sale of property we no longer required for our operations.

Interest Income and Expense, Net.

Net interest income was $27,000 for the year ended December 31, 2003 compared with $112,000 for the year ended December 31, 2002. Net interest income was reduced in the year ended December 31, 2003 compared to the prior year, in part due to lower cash balances, but also due to interest payable on taxes outstanding from the prior year, which was settled during the year.

Income Taxes.

For the year ended December 31, 2003 we recorded a tax charge of $0.2 million compared to a tax credit of $2.2 million for year ended December 31, 2002 resulting in an effective income tax rate of (1.0%) and 9.9%, respectively. The tax charge primarily relates to US state franchise taxes and to income taxes related to operations in our German subsidiary

We generated a significant portion of our consolidated pre-tax losses for the year ended December 31, 2003 and December 31, 2002 within the United Kingdom, which has a lower statutory rate of 30% compared to the US federal rate of 35%. In addition to the lower statutory rate, the generation of net operating losses results in fluctuations in the effective tax rate, as we have not recognized any deferred tax assets with respect to net operating losses, which can only be utilized against future profits. We incurred United Kingdom income taxes in fiscal 2001 and we were able to carry back some of the tax losses incurred in the United Kingdom during fiscal 2002 against these taxes and hence recognize a deferred tax benefit. See Note 6 to the notes to the financial statements for a detailed reconciliation of the tax rate for 2003 and 2002.

Liquidity and Capital Resources

At December 31, 2004, we had $21.2 million in cash and cash equivalents, compared to $31.6 million at December 31, 2003.

At December 31, 2003, we had a term loan from a British bank with a balance outstanding of 6.2 million British pounds (approximately $11.2 million at the December 31, 2003 exchange rate). The term loan was repaid in full during the first quarter of fiscal 2004.

In July 2003 we entered into a two-year revolving credit facility for 5.0 million British pounds (approximately $9.6 million at the December 31, 2004 exchange rate) (‘2003 facility’). Interest on the 2003 facility will be incurred at LIBOR plus 1.75% for borrowings in British pounds and at the bank’s short-term offered rate plus 1% for loans in any other currency. At December 31, 2004 we had drawn down the whole of this facility.

The 2003 facility, as subsequently amended, includes financial covenants that require that we maintain a consolidated net worth of not less than $40 million, and that our interest expense on the loan net of any interest receivable from the same British bank does not exceed 70,000 British pounds in any one fiscal quarter. At December 31, 2004 our consolidated net worth was $40.9 million. The primary factors that affect our consolidated net worth are foreign currency translation and net losses. To the extent the US dollar strengthens against the British pound or we incur net losses, our consolidated net worth will continue to decline. If our consolidated net worth falls below $40 million then we would be in breach of this covenant and our bank could exercise its right to cause us to repay amounts outstanding under the 2003 facility and not permit such amounts to be redrawn. We may breach this covenant at the end of the first quarter of 2005, and in any event unless the 2003 facility is renewed, it will expire pursuant to it’s terms at the end of the second quarter of 2005 and all amounts outstanding at that time will be required to be repaid.

Our cash and cash equivalent balances, net of amounts borrowed under the 2003 facility was $11.6 million at December 31, 2004 and represents our primary source of liquidity. Our cash used in operating activity has been $7.2 million, $10.8 million and $6.9 million in the years ended December 31, 2004, 2003 and 2002 respectively. As a result, if we do not continue to increase revenue, reduce operating costs and return to profitability we may use all, or a substantial part of our cash balance to fund our current obligations and our operations.

The amount of funding required by operations in fiscal 2005 will depend on numerous factors including, market conditions within the semi conductor industry, general economic conditions, our ability to increase our revenue, or reduce our expenditures or our ability to reduce our working capital requirements in areas such as inventory and accounts receivable. However, management believes, based upon our current forecast for revenues, operating expenses, cashflows and other financial metrics that the resources available at December 31, 2004 are sufficient to fund operations for at least the next twelve months. If anticipated revenues from fiscal 2005 do not meet our expectations we would continue to seek to scale back our operations to lower the use of cash. We also anticipate that we would seek to raise additional debt or equity funding during the next twelve months and to seek an extension or replacement to the current line of credit.

At December 31, 2004, our cash obligations and commitments relating to our debt obligations and lease payments were as follows ($’000):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Bank Loan	9,600	9,600	—	—	—
Capital lease obligations	424	330	94	—	—
Operating lease obligations	7,128	1,565	2,769	2,475	319

With the exception of the above operating leases we have no off balance sheet financing activities.

RISK FACTORS

We have experienced losses over the last few years and we may not be able to achieve profitability and may need to raise additional capital to support our operations.

We have experienced losses of $13.8 million, $24.6 million and $19.6 million during the years ended December 31, 2004, 2003 and 2002, respectively. We will need to increase sales and/or reduce costs to return to profitability. However we may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

As of December 31, 2004, we had cash and cash equivalents of approximately $21.2 million and short-term debt of approximately $9.9 million. The short-term debt includes 5 million British pounds ($9.6 million at the December 31, 2004 exchange rate) outstanding under our credit facility that we may be required to repay if we breach the consolidated net worth covenant in the facility. A breach of this covenant may occur at the end of the first quarter of fiscal 2005 and in any event, this facility expires on June 30, 2005. There can be no assurance that a replacement facility can be obtained. and we may need to raise additional capital in the next twelve months from the sale of equity. In addition, regardless of whether such financing is absolutely necessary, we may seek additional debt or equity financing in the next twelve months in order to strengthen our cash position. We may not be able to obtain additional financing on acceptable terms, or at all. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges that differ from, or are senior to, those of existing holders of our common stock, including warrants in addition to the securities purchased and protection against future dilutive transactions. If we are unable to achieve positive cash flows or raise additional capital, we may be forced to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing or other operational programs.

We may not achieve profitability in fiscal 2005 and may not achieve the sales necessary to avoid further expense reduction measures in the future. Such expense reduction measures could materially adversely affect our results of operations and prospects and may not be successful in preserving sufficient cash to continue operations.

The semiconductor industry is highly cyclical and unpredictable.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current anticipated market demand for integrated circuits. The semiconductor industry has historically been cyclical due to sudden changes in demand for semiconductors and manufacturing capacity using the latest technology. These changes in demand have affected the timing and amounts of customers’ capital equipment purchases and investments in technology, and continue to affect our orders, net sales, gross margin and results of operations.

During periods of decreasing demand for integrated circuit manufacturing equipment, we must be able to appropriately align our cost structure with prevailing market conditions and effectively motivate and retain key employees. Conversely, during periods of increasing demand, we must have sufficient manufacturing capacity and inventory to meet customer demand, and must be able to attract, retain and motivate a sufficient number of qualified individuals. If we are not able to timely adjust our cost structure with business conditions and/or to effectively manage our resources and production capacity during changes in demand, our business, financial condition or results of operations may be materially and adversely affected.

We are exposed to risks associated with a highly concentrated customer base.

Our orders and revenue are from a relatively small number of manufacturers of integrated circuits and we expect this to continue. In fiscal 2004 two customers exceeded 10% of revenue. This may lead customers to demand from us less favorable pricing and other terms. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders we may not be able to replace these orders with new orders. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of and terms of orders could have a material adverse effect on our business, financial condition and results of operations.

We will not be able to compete effectively if we fail to address the technology needs of our customers.

We operate in a highly competitive environment, and our future success is heavily dependent on effective development, commercialization and customer acceptance of new products compared to our competitors. In addition, our success is dependent upon our ability to timely and cost-effectively: (1) develop and market new products and technologies; (2) improve existing products and technologies; (3) expand into or develop equipment solutions for new markets for integrated circuit products; (4) achieve market acceptance and accurately forecast demand for our products and technologies; (5) achieve cost efficiencies across our product offerings; (6) qualify new or improved products for volume manufacturing with our customers; and (7) lower our customers’ cost of ownership. The development, introduction and support of new or improved products and technologies, including those which enable smaller feature sizes, new materials and the utilization of 300 mm wafers becomes increasingly expensive and unpredictable. For example, the adoption of our ORION for ultra low k deposition has been delayed as a result of integration issues at the potential customers. Until such integration issues are resolved our ability to obtain commercial sales of our ORION technology is limited and there can be no assurance that these integration issues will be resolved. We also need to continue to develop technology for such customer needs as power semiconductors, SiP/Mems, BAW, Flowfill, and other applications and there can be no assurance that such developments will be consistent with the needs of these customers.

We may not be able to accurately forecast or respond to the technological trends in the semiconductor industry or respond to specific product announcements by our competitors. Our competitors may be developing technologies and products that are more effective or that achieve more widespread acceptance. In addition, we may incur substantial costs to ensure the functionality and reliability of our current and future products. If our new developed products are unreliable or do not meet our customers’ expectations, then reduced orders, higher manufacturing costs, delays in collecting accounts receivable or additional service and warranty expense could result. Our customers may purchase equipment for their new products but experience delays and technical and manufacturing difficulties in their introductions or transition to volume production using our systems causing significant delays between the sale of an initial tool into our customers development facility and limit the potential for follow on sales for manufacturing. Any of these events could negatively affect our ability to generate the return we expect to achieve on our investments in these new products.

Integrated circuit manufacturers have been slow to adopt the use of new materials and if we fail to continue to develop these solutions to achieve all the specifications required by device manufacturers and/or the device manufacturers fail to successfully integrate these technologies with their other processes, or our competitors develop competing solutions, then our ability to grow our revenues from these products would be negatively affected.

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

The percentage of worldwide semiconductor production that is based in the Asian region is growing, particularly within China. Our business has traditionally been strongest with the European semiconductor manufacturers and we have only a small installed base and limited brand recognition in Asia. It will be necessary for us to penetrate new customers in this region to grow our business. While we have appointed sales representatives in this region and we were able to increase the percentage of sales in the Asian region in fiscal 2004 to 10% of total revenues, there is no assurance that we will be able to continue to penetrate these geographic markets, which are subject to growth rates that are higher than worldwide growth rates. Failure to penetrate these markets may harm our competitive position and adversely affect our future business prospects.

Our competitors have greater financial resources and greater name recognition than we do and therefore may compete more successfully.

We face competition or potential competition from many companies with greater resources than ours. If we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

Virtually all of our primary competitors are substantially larger companies and some of them have broader product lines than ours. They have well-established reputations in the markets in which we compete, greater experience with high volume manufacturing, broader name recognition, substantially larger customer bases, and substantially greater financial, technical, manufacturing and marketing resources than we do. We also face potential competition from new entrants, including established manufacturers in other segments of the semiconductor capital equipment market who may decide to diversify and develop and market products that compete with our current offerings.

Semiconductor manufacturers are loyal to their current semiconductor equipment supplier, which may make it difficult for us to obtain new customers.

Because semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor fabrication facility, these manufacturers will tend to choose semiconductor equipment manufacturers based on established relationships, product compatibility and proven system performance.

Once a semiconductor manufacturer selects a particular vendor’s capital equipment, the manufacturer generally relies for a significant period of time upon the equipment from this vendor of choice for the specific production line application. To do otherwise creates risk for the manufacturer because the manufacture of a semiconductor requires many process steps and a fabrication facility will contain many different types of machines that must work cohesively to produce products that meet the customers’ specifications. If any piece of equipment fails to perform as expected, the customer could incur significant costs related to defective products, production line downtime, or low production yields.

Since most new fabrication facilities are similar to existing ones, semiconductor manufacturers tend to continue using equipment that has a proven track record. Based on our experience with major customers such as Infineon, we have observed that once a particular piece of equipment is selected from a vendor, the customer is likely to continue purchasing that same piece of equipment from the vendor for similar applications in the future. Our customer list, though limited, has increased in fiscal 2004. Yet our broadening market share remains at risk due to choices made by customers that continue to be influenced by pre-existing installed bases by competing vendors. Consequently, our penetration of new customers and our ability to get additional orders may be limited.

A semiconductor manufacturer frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, we may face narrow windows of opportunity to be selected as the “vendor of choice” by potential new customers. It may be difficult for us to sell to a particular customer for a significant period of time once that customer selects a competitor’s product, and we may not be successful in obtaining broader acceptance of our systems and technology. If we are not able to achieve broader market acceptance of our systems and technology, we may be unable to grow our business and our operating results and financial condition will be harmed.

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

Customers are also demanding shorter delivery times from the time of placing a purchase order. We therefore are required to negotiate with our suppliers shorter lead times for the materials required and we may need to purchase inventory and to commence building for a customer prior to receipt of a confirmed purchase order. It is not possible to fully mitigate this risk within the supply chain. In the event a purchase order is not received from a customer where we had commenced manufacturing, then higher inventory levels would be incurred and potential inventory write-offs would also be incurred if an alternative customer is not identified to purchase that system.

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

In recent years, there has been significant litigation in the semiconductor equipment industry involving patents and other intellectual property rights. Infringement claims may be asserted against us in the future and, if such claims are made, we may not be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms. Any claim that our products infringe proprietary rights of others would force us to defend ourselves and possibly our customers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

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

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, manufacture and disposal of all materials present at, or our output from, our facilities, including the toxic or other hazardous chemical by-products of our manufacturing processes. Environmental claims against us, or our failure to comply with any present or future regulations, could result in significant costs to remediate, the assessment of damages or imposition of fines against us; the suspension of production of our products; or the cessation of our operations.

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

We may consider it necessary to invest in complementary products, companies or technologies, such investments involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize synergies expected to result from an acquisition; (4) failure to commercialize purchased technologies; (5) ineffectiveness of an acquired company’s internal controls; (6) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (7) unknown and/or undisclosed commitments or liabilities; (8) failure to integrate and retain key employees; and (9) ineffective integration of operations. Mergers and acquisitions are inherently subject to significant risks, and the ability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

Changes in accounting rules

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and various bodies formed to interpret and create accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, changes to FASB guidelines relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net result less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct out business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include our manufacturing, research and development and administrative cost base, which are predominately incurred in British pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. We constantly monitor currency exchange rates and match currency availability and requirements whenever possible. We may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As at December 31, 2004 and December 31, 2003 we did not have any open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies in the year ended December 31, 2005 would have no material effect on revenues, which are primarily expressed in United States dollars but would increase operating costs and reduce cash flow by approximately $4.5 million. The same increase in the value of the British pound would increase the value of the net assets expressed in United States dollars by approximately $3.8 million. We have also received orders for revenue that are denominated in euros, therefore an increase in the value of the euro in relation to the United States dollar would effect the reported value of revenue. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could well be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality, some currencies may weaken while others may strengthen.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index included at “Item 15. Exhibits and Financial Statements Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the securities exchange act of 1934. There are inherent limitations in any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance that they will prevent or detect misstatements with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may become inadequate over time.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, using those criteria, we believe that, as of December 31, 2004 our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page 31 herein.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management team, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, have concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Stockholders and the Board of Directors of Trikon Technologies Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Trikon Technologies Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trikon Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Trikon Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trikon Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trikon Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Trikon Technologies, Inc. and our report dated March 15, 2005 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Bristol, England

March 15, 2005

ITEM 9B. OTHER INFORMATION

On March 14, 2005, we entered into an Agreement and Plan of Merger with Aviza Technology, Inc. On the same date, we and Aviza also entered into an agreement for the joint development of control software for an existing Aviza process module (the “JDA”). Each party’s specific development obligations and the specific timetable for the development of this control software are to be established pursuant to collaborative process specified in the JDA. The total development fee payable by Aviza to us under the JDA is $1.2 million. The development fee includes $900,000 payable upon delivery and sale by us to Aviza of one standard, unmodified Trikon transport module. The JDA acknowledges that such delivery and sale and related payment was completed in December 2004 prior to executing the JDA.

The JDA also obligates Aviza to purchase, and Trikon to sell, eight additional Trikon transport modules incorporating the developed software, all on a cost-plus-a specified percentage basis, and all within two years after the completion of the development work (for delivery no later than two and a half years after the date of the JDA).

To enable Aviza to commercialize complete wafer-fabrication systems that include Aviza process modules, the JDA includes our grant of license rights to Aviza with respect to the process-module control software, certain manufacturing documentation and software source code for the existing Trikon transport module. The total license fee payable by Aviza to us under the JDA is $4 million, half of which was paid upon execution of the JDA, the other half of which is payable by Aviza on or before July 31, 2005. The JDA also specifies per-unit royalties that Aviza is to pay us for licensed products sold, subject to an overall cap of $2 million.

The parties’ obligations under the JDA are not conditioned on the merger proceeding, and all such obligations would survive termination of the Agreement and Plan of Merger for any reason.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the executive officers of the Company as of February 23,2005

	Age	Positions and Offices Currently Held with Trikon
John Macneil	47	President and Chief Executive Officer
William J Chappell	43	Senior Vice President, Chief Financial Officer and secretary
Andrew Noakes	37	Senior Vice President Europe and Asia sales
Scott Brown	48	Senior Vice President North America

Dr. John Macneil.    Dr. Macneil joined Trikon in 1996 and was appointed Vice President of Technology in June 1998. On March 10, 2004, Dr. Macneil was appointed Acting President and Chief Executive Officer, and a member of the Board of Directors. On July 26, 2004 Dr. Macneil was appointed President and Chief Executive Officer. Prior to joining Trikon, Dr. Macneil served in various technical positions at Motorola, and held senior technical positions in a number of research driven organizations both in the United Kingdom and in the United States. Dr Macneil earned his MBA from Cardiff University in 1996 and gained a PhD in Solid State Physics from Leicester University in 1983.

William J. Chappell.    Mr. William Chappell A.C.A. joined Trikon in January 2001 as Chief Financial Officer. Mr. Chappell served with Coopers & Lybrand in various positions between 1983 and 1993, most recently as a Senior Audit Manager in the San Jose, California office. From 1993 to 1995, he served as Director of Finance at Adac Laboratories. Before joining Trikon, Mr. Chappell served as the Chief Financial Officer of a Canadian public company and a private German company. Mr. Chappell has a chemistry degree from the University of Leeds, England.

Andrew Noakes.    Mr. Andrew Noakes joined Trikon in November 1996 on the acquisition of Electrotech and served in several senior sales and marketing positions and was appointed our Senior Vice President responsible for Sales in Europe and Asia in June 2003. From January 1998 to October 1999 he spent two years in the ion implant business development group at Applied Materials. Prior to November 1996, Mr Noakes held various sales and engineering positions at Electrotech. Mr. Noakes holds a BSc (hons) degree in Physics from the University of Sheffied and a masters degree from the University of Bristol.

Scott Brown.    Mr. Scott Brown joined Trikon in November 1996 on the acquisition of Electrotech and served as Vice President for North America. He was appointed Senior Vice President for North America in April 2004 following a short break away from the company. From 1994 to 1996 he served as Vice President North America for Electrotech. Prior to Electrotech he held various senior sales management positions with Eaton Semiconductor Equipment and Materials Research Corporation.

The following table sets forth the Directors of the Company as of February 23, 2005. Each of the director’s term of office expires at our next Annual General Meeting of Stockholders:

Name	Age	Positions and Offices Currently Held with Trikon
Christopher D. Dobson(1)	68	Director, Chairman of the Board
Nigel Wheeler	55	Director, Vice Chairman of the Board
John Macneil	47	Director, President and Chief Executive Officer
Robert R. Anderson(1)(2)(3)	67	Director
Richard M. Conn(2)(3)	60	Director
William Elder(1)(2)(3)(4)	66	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Governance Committee
(4)	Appointed to the Board in May, 2004 and appointed to the audit, compensation and nominating committees of the Board in May, 2004

Dr. Christopher D. Dobson.    Dr. Dobson joined the Board of Directors as Chairman in November 1996 upon the acquisition of Electrotech. From December 1997 to May 1998, Dr. Dobson was Chief Executive Officer. Dr. Dobson was appointed Chief Technical Officer in May 1998 and served in such capacity until his retirement on May 15, 2001. Dr. Dobson continues to serve as the Chairman of the Board of Directors, a non-executive position. Dr. Dobson was a co-founder of Electrotech and was its Chairman from 1971 to November 1996.

Nigel Wheeler.    Mr. Wheeler joined Trikon as a director and the President and Chief Operating Officer in November 1996 upon the acquisition of Electrotech. From October 1998 through March 2003, Mr. Wheeler served as Chief Executive Officer. From July 1993 to November 1996, Mr. Wheeler served as Electrotech’s Chief Executive Officer. On March 31, 2003, Mr. Wheeler became Vice Chairman of the Board of Directors.

Robert R. Anderson.    Mr. Anderson was elected to the Board of Directors in April 2000. Mr. Anderson is a private investor. From January 1994 to January 31, 2001, he was Chairman of Silicon Valley Research, Inc., a semiconductor design automation software company, and its Chief Executive Officer from December 1996 to August 1998, and from April 1994 to July 1995. He also served as Chairman and Chief Executive Officer of Yield Dynamics, Inc., a private semiconductor process control software company, from October 1998 to October 2000, and presently serves as a director. In 1975, Mr. Anderson co-founded KLA Instruments Corporation, the predecessor to KLA-Tencor (“KLA”), a supplier of semiconductor process control systems, from which he retired in 1994. He served as Vice-Chairman of KLA from November 1991 to March 1994, and as Chairman of KLA from May 1985 to November 1991. Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer of KLA. In addition to serving as a director of Trikon, Mr. Anderson currently serves as a director of MKS Instruments, Inc., and Aehr Test Systems, Inc. Furthermore, he serves as a director for two other private companies.

Richard M. Conn.    Mr. Conn was elected to the Board of Directors in January 1998. Mr. Conn formed Business Development Consulting in early 1997 and serves as a consultant in the semiconductor equipment industry. Prior to forming Business Development Consulting, Mr. Conn was a Vice President of Sales at KLA from 1984 until 1996. During his tenure at KLA, Mr. Conn was a member of the board of directors of KLA’s subsidiaries in the United Kingdom, France and Germany. Mr. Conn has held several other positions in the semiconductor industry at companies that include Eaton Semiconductor Equipment, Applied Materials UK and ITT Semiconductors.

Dr. William W.R. Elder.    Dr. Elder was elected to the Board of Directors to fill a vacancy in May 2004. The Corporate Governance and Nominating Committee identified Dr. Elder as an individual qualified to serve as a director and recommended him to the Board of Directors. Dr. Elder was a founder of Genus, Inc., a supplier of advanced manufacturing systems to the Semiconductor and Data Storage Industries and currently serves as its Chairman, President and Chief Executive Officer. From October 1996 to April 1998, Dr. Elder served as Chairman of the Board of Genus, Inc. From April 1990 to September 1996, Dr. Elder served as Chairman of the Board, President and Chief Executive Officer of Genus, Inc. From November 1981 to April 1990, Dr. Elder was President and a director of Genus, Inc. Dr. Elder is also a director of Aehr Test Systems, Inc., a semiconductor testing company.

Audit Committee Financial Expert

The Board of Directors has determined that Robert Anderson is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Code of Ethics

Trikon has adopted a code of business conduct and ethics for directors, officers (including Trikon’s principal executive officer, principal financial officer and controller) and employees, known as The Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on Trikon’s website at www.Trikon.com. Trikon intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the code of business conduct and ethics either by filing a Form 8-K or posting such information on our website at www.Trikon.com, provided such method of disclosure is then in compliance with the rules of the NASDAQ National Market and the rules of the Securities and Exchange Commission.

Compliance with SEC Reporting Requirements

Section 16(a) of the Exchange Act requires Trikon’s directors and executive officers and persons beneficially owning more than ten percent of a class of Trikon’s capital stock to file certain reports of beneficial ownership and changes in beneficial ownership (Forms 3, 4 and 5) with the SEC. Based solely on its review of copies of Forms 3, 4 and 5 available to it, or written representations that no Forms 5 were required, Trikon believes that all required Forms concerning 2004 beneficial ownership were filed on time by all directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth all compensation received for services rendered to Trikon in all capacities for the years ended December 31, 2004, 2003 and 2002, by (i) each person who served as Chief Executive Officer of Trikon during the year ended December 31, 2004 and (ii) each of the other executive officers of Trikon who were serving as executive officers at December 31, 2004 and whose total compensation exceeded $100,000 (collectively, the “Named Executive Officers”). Perquisites amounting in aggregate to the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer are not disclosed. For the purpose of calculating salaries and other compensation paid in British pounds to John Macneil, William Chappell and Andrew Noakes the average rate of exchange between the British pound and the US dollar of $1.83, $1.64 $1.504 for each British pound for the years ended December, 31, 2004, 2003 and 2002, respectively, has been used. For the purposes of calculating salaries and other compensations paid in euro to Jihad Kiwan, the average rate of exchange between the euro and the US dollar of $1.24 and $1.13 for the year ended December 31, 2004 and 2003 respectively has been used.

Summary Compensation Table

		Annual Compensation		Long Term Compensation		All Other Compensation ($)
	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR
John Macneil(1) Director, President and Chief Executive Officer	2004 2003 2002	242,486 119,845 109,869	36,600 18,450 22,557	— — —	150,000 15,000 15,000	50,164 22,720 20,093	(2)

Jihad Kiwan(3) Former President and Chief Executive Officer	2004 2003	63,045 304,539	— 36,160	— —	— 200,000	4,134 11,667	(4)

William J Chappell Senior Vice President, Chief Financial Officer	2004 2003 2002	211,267 185,258 141,593	— 57,072 29,023	— — —	50,000 15,000 15,000	43,375 36,841 33,792	(5)

Scott Brown(6) Senior Vice President Sales North America	2004	171,941	26,620	—	30,000	33,028	(7)

Andrew Noakes(8) Senior Vice President Sales Europe and Asia	2004 2003	137,250 95,869	19,566 40,737	— —	— 15,250	20,587 15,388	(9)

(1)	Dr. Macneil was appointed President and Chief Executive Officer on July 26, 2004. He was appointed acting President and Chief Executive Officer on March 10, 2004. Prior to this he served as Senior Vice President, Technology.
(2)	Of this amount $24,731 represents a car and fuel allowance and $24,676 represents pension contributions on behalf of this officer.
(3)	Dr. Kiwan was appointed President and Chief Executive Officer March 31, 2003. On March 10, 2004 Dr. Kiwan departed as Chief Executive Officer.
(4)	Of this amount $4,134 represents a housing allowance.
(5)	Of this amount $21,676 represents a car and fuel allowance and $17,626 represents pension contributions on behalf of this officer.
(6)	Mr. Brown was appointed Senior Vice President of North America on April 6, 2004.
(7)	Of this amount $12,675 represents a car and fuel allowance and $3,848 represents pension contributions on behalf of this officer
(8)	Mr. Noakes was appointed Senior Vice President Europe and Asia Sales on June 1, 2003.
(9)	Of this amount $14,682 represents a car and fuel allowance and $5,905 represents pension contributions on behalf of this officer

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the year ended December 31, 2004 to each of the Named Executive Officers.

	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($/sh)(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2) ($)
					5%	10%
John Macneil	150,000	62.5	2.05	September 7, 2014	192,000	490,500
William J. Chappell	50,000	20.8	2.05	September 7, 2014	64,000	163,500
Scott Brown	30,000	12.5	2.08	October 11, 2014	39,000	99,300
Andrew Noakes	—	—	—	—	—	—
Jihad Kiwan(3)	—	—	—	—	—	—

(1)	Represents the fair market value of the underlying shares of Common Stock at the time of grant.
(2)	Represents the value of the shares of Common Stock issuable upon the exercise of the option, assuming the stated rates of price appreciation for ten years, compounded annually, with the aggregate exercise price deducted from the final appreciated value. Such annual rates of appreciation are for illustrative purposes only, are based on requirements of the SEC and do not reflect Trikon’s estimate of future stock appreciation. No assurance can be given that such rates of appreciation, or any appreciation, will be achieved.
(3)	Dr. Kiwan was appointed President and Chief Executive Officer on March 31, 2003. On March 10, 2004 Dr. Kiwan departed as President and Chief Executive Officer.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the number of exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 2004.

Name	Shares Acquired on Exercise (#)	Value Realized(1) ($)	Number of Unexercised Options at Fiscal Year-End		Value of Unexercised In- the-Money Options at Fiscal Year End ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John Macneil	—	—	26,000	171,000	—	37,500
William J. Chappell	—	—	39,000	78,000	—	12,500
Scott Brown	—	—	—	30,000	—	6,600
Andrew Noakes	—	—	7,515	12,635	—	—
Jihad Kiwan(3)	—	—	—	—	—	—

(1)	The value realized equals the difference between the option exercise price and the fair market value of Trikon’s common stock on the date of exercise, multiplied by the number of shares for which the option was exercised
(2)	The value of unexercised in-the-money options equals the difference between the option exercise price and the closing price of Trikon’s common stock on December 31, 2004, multiplied by the number of shares underlying the options. The closing price of Trikon’s common stock on December 31, 2004, as reported on the Nasdaq National Market, was $2.30 per share.
(3)	Dr. Kiwan was appointed President and Chief Executive Officer on March 31, 2003. On March 10, 2004 Dr. Kiwan departed as President and Chief Executive Officer.

Employment Agreements

On March 10, 2004, the Company entered into an employment agreement with Dr. John Macneil, pursuant to which Dr. Macneil was appointed the Acting President and Chief Executive Officer and nominated to the Board of Directors. On July 26, 2004, Dr. Macneil was subsequently appointed as the President and Chief Executive Officer of the Company. Dr. Macneil’s employment agreement included, among other terms and conditions, a one-time bonus of 20,000 British pounds, eligibility in a bonus plan that may vary from year to year, and a one-year grant of 25,000 cash settled stock appreciation rights which subsequently lapsed without value. The employment agreement also provides for Dr. Macneil to receive six months notice of termination of employment (or a severance payment in lieu of such notice). Dr. Macneil is also entitled to additional payments of one half of his total earnings in the 12 months preceding a change in control if he resigns for good reason following such change of control transaction.

The Company has provided termination benefits to certain named executive officers as set forth below.

Pursuant to an offer letter dated October 12, 2000, Trikon agreed to provide Mr. Chappell with six months notice of termination (or severance payment in lieu of notice).

Pursuant to an offer letter dated June 3, 2003, Trikon agreed to provide Mr. Noakes with six months notice of termination (or severance payment in lieu of notice)

Pursuant to an offer letter dated April 6, 2004 Trikon agreed to provide Scott Brown with nine months severance on termination.

Directors’ Compensation

Employee members of the Board of Directors do not receive additional compensation for their services as directors. Non-employee directors (other than the Chairman of the Board of Directors) earn an annual retainer of $15,000 and receive $2,000 for attending a meeting of the Board of Directors in person, $750 for attending a meeting of the board of directors by telephone and $750 for attending a committee meeting unless Chairman of the Committee in which case $1,250 for each meeting attended.

The Chairman of the Board of Directors, if he is not an executive of the Company, receives an annual retainer of $30,000 and receives $4,000 for attending a meeting of the Board of Directors in person and $1,500 for attending meetings of the Board of Directors by telephone, and $750 for attending meetings of committees of the board of directors in person or by telephone.

Each of the members of the executive committee of the Board of Directors received monthly compensation for their services on the executive committee. The amount of compensation was set by the Compensation Committee of the Board of Directors and was principally based upon the number of hours service provided by the executive committee members. Following the formation of the committee in April 2004 each member of the committee received 7,500 British Pounds for their services during that month. This amount was reduced to 5,000 British Pounds per month for the period until December 31, 2004. The executive committee was retired on January 11, 2005.

Non-employee directors are also reimbursed reasonable expenses in connection with attendance at board and committee meetings.

In addition, each non-employee director participates in an equity compensation agreement under our 2004 equity incentive plan and prior to the approval of this plan the 1998 Director’s stock option plan. When first elected or appointed to the Board of Directors as a non-employee director (if such director previously was not an executive officer of Trikon), such director will receive, at the time of such initial election or appointment, a stock option to purchase 20,000 shares of common stock, and at each annual stockholders meeting thereafter will receive a stock option to purchase 8,000 (or, in the case of a non-executive Chairman of the Board of Directors, 12,000) shares of common stock.

The initial option grant on first election or appointment vests in a series of four (4) successive equal annual installments upon the director’s completion of each year of service on the board of directors over the four (4) year period measured from the date of grant, and the subsequent annual grants vest upon completion of one year of service, or the next annual meeting of stockholders, whichever is earlier.

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

Mr. Conn received consulting fees of $11,163 during the year ended December 31, 2004.

Mr. Wheeler was appointed Vice Chairman of the Board of Directors on March 31, 2003 and entered into a consulting agreement with the company on June 4, 2003. Under the terms of the consulting agreement with Trikon, Mr. Wheeler receives 60,000 British pounds per annum ($109,800 at the average exchange rate for fiscal 2004) for acting as Vice Chairman and providing consulting services to the Board of Directors. In addition to this annual compensation Mr. Wheeler is provided a company car and fuel together with other usual benefits paid to UK employees. The consulting arrangement is for a two year period commencing July 1, 2003 and can be terminated with three months notice by either party. Mr. Wheeler does not receive the non-employee board member payments described above but did receive an annual stock grant under the 2004 Equity Incentive Plan. Mr. Wheeler has deferred his cash compensation for services as the Vice Chairman while he was in receipt of compensation for services on the executive committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to shares of our Common Stock that may be issued upon the exercise of options, granted to employees, consultants or members of our Board of Directors under all of our existing equity compensation plans, including the 1991 Stock Option Plan and the 1998 Directors Stock Option Plan and the 2004 Equity Incentive Plan. No warrants or other rights have been issued to employees, consultants or members of our Board of Directors.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,532,407	7.84	1,024,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,532,407	7.84	1,024,000

Security Ownership of Certain Beneficial Owners and Management

To the extent known by Trikon, the following table sets forth certain information regarding beneficial ownership of Trikon common stock as of January 17, 2005 by: (i) each person (or group of affiliated persons) who is known by Trikon to own beneficially more than 5% of Trikon’s outstanding shares of common stock, (ii) each of Trikon’s directors, (iii) each of the named executive officers and (iv) Trikon’s directors and executive officers as a group. For purposes of calculating the percentage beneficially owned, 15,754,985 shares of Common Stock outstanding as of January 17, 2005 were used. Except where otherwise noted and subject to applicable community property laws, to Trikon’s knowledge the persons noted below have sole voting and investment power with respect to all shares of common stock held by them.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Common Stock
Specialist Situations Funds(1) 153 East 53rd Street New York, New York 10022	1,839,083		11.7%

Christopher D. Dobson	1,202,615	(2)	7.6%

John Macneil	38,750	(3)	*

Robert Anderson	45,000	(4)	*

Richard M. Conn	21,250	(5)	*

William Elder	0		*

A Nigel Wheeler	167,500	(6)	1.1%

William J. Chappell …	50,250	(7)	*

Scott Brown	0		*

Andrew Noakes	7,513	(8)	*

All directors and executive officers As a group (9 persons)	1,532,878		9.7%

*	Less than 1%
(1)	The number of common shares beneficially owned by Special Situations funds is based on information in a schedule 13G filed by Special Situations fund on February 11, 2005 and includes 350,000 shares of common stock issuable on currently exercisable warrants.
(2)	Includes 28,000 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 17, 2005.
(3)	Includes 29,750 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 17, 2005.
(4)	Includes 25,000 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 17, 2005.
(5)	Includes 21,250 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 17, 2005.
(6)	Includes 167,500 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 17, 2005.
(7)	Includes 50,250 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 17, 2005.

(8)	Includes 7,513 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 17, 2005.
(9)	Includes 329,263 shares of common stock issuable under stock options currently exercisable or exercisable within 60 days of January 17, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See information under the caption ‘Employment agreements’ under item 10 of this Annual Report or Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by Trikon for the audit and other services provided by Ernst & Young LLP for fiscal 2004 and 2003.

	2004	2003
	$’000	$’000
Audit	412	220
Audit related	18	16
Tax fees	—	5
All other fees	29	—

Total	$459	$241

The audit committee approves all services provided by Ernst & Young LLP prior to their incurrence, including fees related to the audit of our controls over financial reporting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K

(1) Financial Statements

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(3) List of Exhibits

2.1	Share Purchase Agreement, dated July 17, 1996 (the “Share Purchase Agreement”), among the Company, Electrotech and the shareholders of Electrotech. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.2	Amendment No. 1 to the Share Purchase Agreement dated September 9, 1996. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.3	Amendment No. 2 to the Share Purchase Agreement dated October 16, 1996. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.4	Amendment No. 3 to the Share Purchase Agreement dated November 13, 1996. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.5	Agreement and Plan of Merger, between Trikon Technologies, Inc., a Delaware corporation, and Trikon Technologies, Inc., a California corporation. (Previously filed as Exhibit C to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, and incorporated herein by reference.)

3.1	Certificate of Incorporation of Trikon Technologies, Inc., a Delaware corporation. (Previously filed as Exhibit D to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, and incorporated herein by reference.)

3.2	By-laws of Trikon Technologies, Inc., a Delaware corporation. (Previously filed as Exhibit 3.3 to the Registrant’s Quarterly report on form 10Q for the quarterly period ended June 30, 2003.)

4.1	Common Stock Purchase Warrant, dated May 23, 2001, granted by Trikon Technologies, Inc. to Spinner Global Technology Fund, Ltd. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2001, and incorporated by reference herein.)

4.2	Form of redeemable warrant to purchase shares of common stock dated October 22, 2003 issued in connection with the sale of common stock and warrants to Special Situations Fund III LP and certain of it’s affiliate funds (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 22, 2003 and incorporated by reference herein.)

10.1*	2004 Equity Incentive Plan of the Company, as amended to date. (Previously filed as an exhibit to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, and incorporated herein by reference.)

10.2*	Employment agreement dated as of March 10, 2004 between the Company and Dr. John Macneil (previously filed as an exhibit to the Company’s Report on Form 10-Q for the quarter ended March 31, 2004).

10.3	Registration Agreement dated as of November 15, 1996 between the Company and Christopher D. Dobson. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

10.4	International Technology License and Sales Agreement between the Company and Anelva Corporation, dated February 7, 1992. (Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, and incorporated herein by reference.)†

10.5	Lease dated July 5, 1985 concerning the Company’s facilities at Newport, Gwent, United Kingdom, as assigned to Electrotech Limited effective January 19, 1995. (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein.)

10.6	M0RI(TM) Source Technology License Agreement between the Company and Applied Materials. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.7	FORCEFILL(TM) Technology License Agreement between Trikon Equipment Limited and Applied Materials. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.8	FORCEFILL(TM) Technology License Agreement between Trikon Technologies Limited and Applied Materials. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.9	M0RI(TM) Source Technology License Agreement between the Company and Lam Research Corporation. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.10*	Letter Agreement, dated as of May 14, 1998, between Christopher D. Dobson and the Company. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.)

10.11	Form of Stock Purchase Agreement and Schedule of Investors dated April 17, 2002 (previously filed as an exhibit to current report on Form 8-K filed April 19, 2002)

10.12	Form of Stock Purchase Agreement dated October 22, 2003 (previously filed as an exhibit to current report on Form 8-K filed October 22, 2003 and incorporated herein by reference)

10.13*	Letter agreement with Nigel Wheeler dated June 4, 2003 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.)

10.14	Revolving Credit agreement dated July 17, 2003 between the Company and Lloyds TSB plc (previously filed as an exhibit to current report on Form 8-K filed July 22, 2003 and incorporated herein by reference)

10.15	Letter of amendment dated March 1, 2004 to term loan agreement dated July 17, 2003 between the Company and Lloyds TSB (previously filed as an exchibit to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004).

21¶	Subsidiaries of the Registrant

23.1¶	Consent of Ernst & Young LLP

24.1**	Power of Attorney

31.1¶	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2¶	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1¶	Certificate of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2¶	Certificate of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 14(a)3.
**	Set forth in the signature page hereto.
†	Certain portions of this exhibit have been omitted from the copy filed and are subject to an order granting confidential treatment with respect thereto.
¶	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2005

TRIKON TECHNOLOGIES, INC.

By:	/s/ JOHN MACNEIL
John Macneil Chief Executive Officer, President and Chief Operating Officer

By:	/s/ WILLIAM J. CHAPPELL
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

Signature	Title	Date
/s/ JOHN MACNEIL John Macneil	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2005

/s/ WILLIAM J. CHAPPELL William Chappell	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2005

/s/ CHRISTOPHER D. DOBSON Christopher D. Dobson	Chairman of the Board, Director	March 15, 2005

/s/ A. NIGEL WHEELER A. Nigel Wheeler	Vice Chairman, Director	March 15, 2005

/s/ ROBERT R. ANDERSON Robert R. Anderson	Director	March 15, 2005

/s/ RICHARD M. CONN Richard M. Conn	Director	March 15, 2005

/s/ WILLIAM ELDER William Elder	Director	March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Stockholders and the Board of Directors Trikon Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Trikon Technologies, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trikon Technologies, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Trikon Technologies Inc’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Bristol, England

March 15, 2005

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$21,202	$31,646
Accounts receivable, less allowances of $195 and $190 at December 31, 2004 and 2003, respectively	8,595	11,287
Inventories	16,543	15,257
Prepayments and other current assets	2,782	4,855

Total current assets	49,122	63,045
Property, plant and equipment, net	13,597	16,896
Demonstration systems, net	551	2,814
Other assets	391	374

Total assets	$63,661	$83,129

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowing	9,600	—
Accounts payable	5,709	5,785
Accrued expenses	1,719	1,399
Warranty and related expenses	1,171	1,285
Current portion of long-term debt and capital lease obligations	281	11,736
Deferred revenue	2,482	5,803
Other current liabilities	971	2,635

Total current liabilities	21,933	28,643
Long-term debt and capital lease obligations, less current portion	91	188
Other long term liabilities	782	928

Total liabilities	$22,806	$29,759

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred Stock
Authorized shares — 20,000,000 Series H Preferred Stock, $0.001 par value, $10 per share liquidation preference Issued and outstanding None at December 31, 2004 and 2003	$—	$—
Common Stock, no par value
Authorized shares — 50,000,000, $0.001 par value. Issued and outstanding — 15,754,985 at December 31, 2004 and 15,635,888 at December 31, 2003	261,416	261,217
Accumulated other comprehensive income	2,901	1,833
Accumulated deficit	(223,462)	(209,680)

Total stockholders’ equity	40,855	53,370

Total liabilities and stockholders’ equity	63,661	$83,129

See accompanying notes to the consolidated financial statements.

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Product sales	$36,684	$28,710	$32,765
License revenues	157	108	50

	$36,841	$28,818	$32,815

Costs and expenses:
Cost of goods sold	25,062	21,086	24,490
Research and development	8,607	9,629	10,700
Selling, general and administrative	19,932	20,032	18,717
Restructuring cost	(1,200)	—	—
Settlement of pension liabilities and related expenses	—	3,542	818

	52,401	54,289	54,725

Loss from operations	(15,560)	(25,471)	(21,910)
Interest expense	(434)	(921)	(1,197)
Interest income	494	948	1,309
Foreign currency gains (losses)	1,934	573	(2)
Other income	—	474	—

Loss before income tax charge (benefit)	(13,566)	(24,397)	(21,800)
Income tax charge (benefit)	216	236	(2,165)

Net loss	$(13,782)	$(24,633)	$(19,635)

(Loss) per share:
Basic and diluted	$(0.88)	$(1.77)	$(1.57)

Average common shares used in the calculation — Basic and diluted	15,738	13,928	12,533

See accompanying notes to the consolidated financial statements.

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Deferred Compensation	Total
	Shares	Amount
Balance January 1, 2002	12,855	$242,725	$(165,412)	$(9,774)	$(2,086)	$65,453

Issuance of stock, net of issuance costs	1,093	11,736	—	—	—	11,736
Exercises of employee stock options	78	75	—	—	—	75
Amortization of restricted stock	—	—	—	—	1,517	1,517
Currency translation adjustments	—	—	—	5,069	—	5,069
Deficit on defined benefit plan	—	—	—	(3,695)	—	(3,695)
Net loss	—	—	(19,635)	—	—	(19,635)

Comprehensive loss	—	—	—	—	—	(18,261)

Balance at December 31, 2002	14,026	$254,536	$(185,047)	$(8,400)	$(569)	$60,520

Issuance of stock, net of issuance costs	1,400	6,456	—	—	—	6,456
Exercises of employee stock options	210	225	—	—	—	225
Amortization of restricted stock	—	—	—	—	569	569
Currency translation adjustments	—	—	—	3,013	—	3,013
Deficit on defined benefit plan	—	—	—	7,220	—	7,220
Net loss	—	—	(24,633)	—	—	(24,633)

Comprehensive loss	—	—	—	—	—	(14,400)

Balance at December 31, 2003	15,636	$261,217	$(209,680)	$1,833	$—	$53,370

Exercises of employee stock options	119	199	—	—	—	199
Currency translation adjustments	—	—	—	1,068	—	1,068
Net loss	—	—	(13,782)	—	—	(13,782)

Comprehensive loss						(12,714)

Balance at December 31, 2004	15,755	$261,416	$(223,462)	$2,901	$—	$40,855

See accompanying notes to the consolidated financial statements.

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net loss	$(13,782)	$(24,633)	$(19,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant, equipment, leasehold improvements, and demonstration systems	5,641	5,368	5,279
Gain on sale of property plant and equipment	(22)	(505)	(6)
Amortization of deferred compensation	—	569	1,517
Provision for loss on accounts receivable	5	41	(96)
Changes in operating assets and liabilities:
Accounts receivable	2,687	(2,380)	10,923
Inventories (including demonstration systems)	977	5,084	1,431
Other current assets	2,073	(2,184)	413
Accounts payable and other liabilities	(1,436)	3,989	(1,247)
Income tax payable	(98)	(48)	(1,585)
Deferred revenue	(3,321)	3,906	(3,937)

Net cash used in operating activities	(7,276)	(10,793)	(6,943)

Investing Activities
Purchases of property, equipment and leasehold improvements	(2,067)	(1,481)	(2,098)
Proceeds from sale of property, equipment and leasehold improvements	1,111	1,682	107
Other assets and liabilities	(163)	(245)	(1,688)

Net cash used in investing activities	(1,119)	(44)	(3,679)

Financing Activities
Issuance of stock	199	6,681	11,811
Borrowings under bank credit lines	9,600	—	—
Repayments of borrowings under bank credit lines	(11,188)	(8,351)	(8,050)
Payments on capital lease obligations	(364)	(700)	(663)

Net cash (used in) provided by financing activities	(1,753)	(2,370)	3,098
Effect of exchange rate changes in cash	(296)	2,296	5,414

Net decrease in cash and cash equivalents	(10,444)	(10,911)	(2,110)
Cash and cash equivalents at beginning of year	31,646	42,557	44,667

Cash and cash equivalents at end of year	$21,202	$31,646	$42,557

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$434	$921	$1,157
Taxes (primarily foreign)	$369	$446	$1,133
Non-cash investing and financing activities:
Equipment acquired under capital lease	$184	$—	$182

See accompanying notes to the consolidated financial statement

Trikon Technologies Inc.

Notes to Consolidated Financial Statements

1.	COMPANY INFORMATION, SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET ANALYSIS

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

The Company incurred a net loss of $13.8 million, $24.6 million and $19.6 million for the years ended December 31, 2004, 2003 and 2002, respectively and may continue to incur additional losses through fiscal 2005. In addition, at December 31, 2004 the Company had an accumulated deficit of $223.5 million. The Company’s financial statements are prepared on the basis that it is a going concern, which contemplates continuity of operations and the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2004 the Company had cash and cash equivalents of $11.6 million net of its borrowing under lines of credit that expire in June 2005 and working capital of $27.2 million. The amount of funding required by the business in fiscal 2005 will depend on numerous factors including market conditions, the Company’s ability to grow revenue or reduce costs and the Company’s ability to manage the working capital, in particular accounts receivable and inventory levels. However, management believes, based upon their current forecast for revenues, operating expenses, cash flows and other financial metrics that the resources available at December 31, 2004 are sufficient to fund operations for at least the next twelve months. If anticipated revenues from fiscal 2005 do not meet management’s expectations the Company would continue to seek to scale back its operations to lower the use of cash. The Company would also anticipate that it would seek to raise additional debt or equity funding during the next twelve months and to seek an extension or replacement to the current line of credit.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities that may result from the inability of the Company to continue as a going concern.

Certain prior year amounts have been reclassified to conform to the current years presentation.

Revenue Recognition

The Company derives its revenues from three sources—equipment sales, spare parts sales and the provision of services and changed it’s revenue recognition policy in fiscal 2000 to adopt Staff Accounting Bulletin (“SAB”)101 issued by the staff of the Securities and Exchange Commission. In accordance with SAB 104, the Company recognizes revenue when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the sales price is fixed or determinable and collectivity is reasonably assured. For transactions that consist of multiple deliverables the Company allocates revenue to each of the deliverables based upon relative fair values and applies the revenue recognition criteria above to each element.

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

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

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

During fiscal 2003 we entered into a contract to develop a piece of equipment for a customer and we determined that the revenue associated with this transaction should be accounted for in accordance with SOP 81-1—‘Accounting for the performance of Construction-Type and Certain Production-type Contracts’. The developed equipment was shipped to the customer in fiscal 2003, however significant development work was required during fiscal 2004 and no revenue was recognized with respect to this project in fiscal 2003. The full value of the contract was deferred and the full value of the contract was recognized in fiscal 2004 following establishment of criteria to estimate the percentage of completion. The contract was completed in fiscal 2004.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following:

	December 31,
	2004	2003
	(In thousands)
Customer service spares	$2,723	$3,237
Components	7,648	5,646
Work-in-process	6,172	6,374

	$16,543	$15,257

Cash Equivalents

Cash equivalents represent short-term investments that are highly liquid, are of limited credit risk and have original maturities of three months or less when purchased.

Property, plant and equipment

Property, plant and equipment is stated at cost or fair market value for assets held at or prior to November 1996. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets (five years) or the lease term.

The components of property, plant and equipment are as follows:

	December 31,
	2004	2003
	(In thousands)
Machinery and equipment	$32,594	$26,358
Furniture and fixtures	4,264	4,707
Leasehold improvements	13,115	13,120

	49,973	44,185
Less accumulated depreciation and amortization	36,376	27,289

	$13,597	$16,896

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

Cost of equipment under capital leases included in property and equipment at December 31, 2004 and 2003 was $1,246,000 and $2,427,000, respectively, and accumulated amortization was $841,000 and $1,303,000, respectively. Amortization expense under these leases is included in depreciation expense.

During the year ended December 31, 2003 the Company disposed of an empty facility that had previously been its corporate and operational headquarters. The sales proceeds, net of expenses, amounted to $1,682,000. As at the date of sale the net book value of the building was $1,208,000 resulting in a profit on disposal of $474,000, which is recorded as other income on the face of the consolidated statement of operations.

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

Demonstration Systems

Demonstration or evaluation systems are completed systems located at certain strategic customer sites or at the Company’s facilities. The Company provides these demonstration systems at no charge for a specified evaluation period. The customer pays all operating costs incurred during the evaluation period. At the conclusion of the agreed upon evaluation period, provided that the equipment performs to required specifications, management expects that the customer, while not obligated to do so, will purchase the system. Demonstration systems are stated at the lower of cost or estimated net realizable value and are depreciated on a straight-line method over four years, if the product is not sold after one year. Demonstration systems, net of depreciation, amounted to $0.6 million and $2.8 million at December 31, 2004 and 2003, respectively.

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

The Company has estimated the fair value of the options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002, respectively: Risk-free interest rates of 2.8%, 2.66% and 2.46%; a zero dividend yield in all three years; volatility factors of the expected market price of the Company’s Common Stock of 79.6%, 76.3% and 91.5% and an expected life of the options of 3.7 years, 4.0 years and 3.8 years. These assumptions resulted in weighted-average fair values of $4.27, $4.36, and $6.35, per share for stock options granted in 2004, 2003, and 2002, respectively.

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

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

If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in fiscal 2004, 2003 and 2002 in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net result and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,
	2004	2003	2002
	(In thousands except per share data)
Net loss as reported	$(13,782)	$(24,633)	$(19,635)
Compensation expense included in determination of reported net income	—	569	1,517
Pro forma compensation expense calculated on the fair value method	(994)	(1,699)	(2,871)

Pro forma net loss	$(14,776)	$(25,763)	$(20,989)

Pro forma loss earnings per common share:
Basic and diluted:	$(0.94)	$(1.85)	$(1.67)

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

Prepaid and other current assets

The components of prepaid and other current assets are as follows:

	December 31,
	2004	2003
	(In thousands)
Prepayments	$766	$798
Deferred costs	1,129	3,301
Other	887	756

Total	$2,782	$4,855

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

Other current liabilities

The components of other current liabilities are as follows:

	December 31,
	2004	2003
	(In thousands)
Customer deposits	$26	$1,095
Payroll taxes	693	1,326
Income taxes	80	133
Other	172	81

Total	$971	$2,635

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

Changes in the Company’s product warranty liability during the year ended December 31, 2004 were as follows (in thousands):

Balance, January 1, 2004	$1,285
Provisions for warranty	1,034
Consumption of reserves	(1,259)
Translation adjustment	111

Balance, December 31, 2004	$1,171

Restructuring Costs

In the fourth quarter of fiscal 1997 the Company commenced a restructuring program related to the closure of its M0RI etch operations located in Chatsworth, California, which included the transfer of the M0RI technology to the Company’s Omega platform and the obsolescence and phase-out of the existing platform. An accrual was charged to the income statement in fiscal 1997 for this restructuring. During fiscal 1998 and 1999 the Company completed this reorganization and negotiated settlements with many of its customers. The restructuring reserve was reduced accordingly. The Company has carried a residual accrual in the amount of $1.2 million since December 31, 1999 for other potential claims arising out of this restructuring. Following a review of the situation in the third quarter of 2004, the Company has concluded that the probability of further claims is remote and accordingly the reserve has been reversed to the income statement during the year ended December 31, 2004.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The recognition and measurement guidance of EITF 03-1 will be effective for the Company’s fourth fiscal quarter of 2004. The adoption of EITF 03-1 has not had a material effect on the company’s financial condition or results of operations.

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair market value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not expected to have a material effect on the Company’s financial condition or results of operations.

3. SEGMENT, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company’s revenue by geographic area to unaffiliated customers was as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
North America	$10,600	$11,155	$10,728
Europe	22,662	16,278	21,112
Asia	3,579	1,385	975

Total	$36,841	$28,818	$32,815

Sales between geographic regions are accounted for at prices that provide a profit and are in accordance with the rules and regulations of the respective governing bodies. The geographic locations of the Company’s assets are as follows:

	December 31,
	2004	2003
Long lived assets:
North America	$10	$28
Europe	13,532	16,850
Asia	55	18

Total	$13,597	$16,896

All identifiable assets:
North America	$4,695	$8,776
Europe	58,782	73,925
Asia	184	428

Total	$63,661	$83,129

The Company’s main facility is based in the United Kingdom and most of the Company’s products are shipped directly from the United Kingdom to the end geographic region. During the years ended December 31, 2004, 2003 and 2002 export sales of the Company originating from the United States were $282,000, $256,000 and $2,380,000 respectively.

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

Total revenue includes amounts from certain individual customers that exceed 10% of total revenue. Revenue from two customers represented 16% and 13% each, of total revenue for the year ended December 31, 2004. Revenue from three customers represented 16%, 13% and 10% each of total revenue for the year ended December 31, 2003. Revenue from one customer represented 11% of total revenue for the year ended December 31, 2002.

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss, provisions for unfunded accumulated benefit obligations with respect to the Company’s defined benefit pension plan and currency translation losses as follows:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Net loss	$(13,782)	$(24,633)	$(19,635)
Pension plan obligations	—	7,220	(3,695)
Foreign currency translation adjustments	1,068	3,013	5,069

Comprehensive loss	$(12,714)	$(14,400)	$(18,261)

Accumulated other comprehensive income comprises:

	December 31,
	2004	2003	2002
	(In thousands)
Foreign Currency translation adjustments	$2,901	$1,833	$(1,180)
Pension plan obligations	—	—	(7,220)

Total	$2,901	$1,833	$8,400

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Year ended December 31
	2004	2003	2002
	(In thousands)
Numerator:
Net loss	$(13,782)	$(24,633)	$(19,635)

Denominator:
For basic earnings per share:
Weighted average shares outstanding	15,738	14,351	13,682
Restricted stock	—	(423)	(1,149)

	15,738	13,928	12,533

Basic and diluted earnings per share are calculated in accordance with SFAS128 ‘Earnings per Share’, which specifies the computation, presentation and disclosure requirements for earnings per share. The weighted-average number of shares used to calculate basic earnings per share for the year ended December 31, 2002 and for the year ended December 2003 on a pro rata basis, excludes 1,149,281 shares of restricted common stock issued to the Chairman of the Board of Directors, which vested on May 14, 2003.

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

6. INCOME TAXES

The income tax charge (credit) consists of the following:

	Year Ended December 31
	2004	2003	2002
	(In thousands)
Current:
Federal	$—	$—	$—
State	153	69	109
Foreign	63	167	(1,672)

	$216	$236	$(1,563)
Deferred (foreign)	—	—	(602)

Total	$216	$236	$(2,165)

A reconciliation of income taxes (credited) charged at the federal statutory rate (35% in all years) to actual income tax (credit) expense is as follows:

	Year Ended December 31
	2004	2003	2002
Income taxes at the statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%

Foreign taxes at lower rates than the federal statutory rate	5.4	5.1	4.4

	(29.6)	(29.9)	(30.6)
State taxes payable	1.1	0.3	0.5
Effect of stock compensation amortization	—	(4.4)	2.4
Research and development credit	—	—	(0.8)

Change in valuation reserve due to:
Foreign net operating losses generated in the period	31.4	30.4	24.7
Domestic net operating losses utilized in the period	(1.7)	5.4	1.7
Other	—	—	(1.0)
Other	0.4	(0.9)	(6.8)

	1.6%	0.9%	(9.9)%

The loss before income taxes of the Company’s non-US subsidiaries for the years ended December 31, 2004, 2003 and 2002 was approximately $15,227,000, $24,250,000 and $19,129,000 respectively.

As of December 31, 2004, the Company had federal net operating loss carry forwards of approximately $25.6 million (adjusted for the estimated effects of a change of ownership under s382 of the internal revenue code of 1986, as revised (“the Code”)) and California operating loss carry forwards of $20.7 million. The net operating loss carry forwards will expire at various dates beginning in years 2008 through 2024, if not utilized.

At December 31, 2004 the Company also had United Kingdom net operating loss carry forwards of approximately $64.4 million, which can be offset against future profits arising from the same business indefinitely.

Utilization of the net operating losses and credits that arose prior to the change of ownership, under the code, is subject to a substantial annual limitation. This is due to limitations provided by the code and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

Net undistributed earnings from foreign subsidiaries at December 31, 2004, on which no U.S. tax has been provided, amounted to approximately $65.3 million. The net undistributed earnings are intended to finance local operating requirements. Accordingly, an additional US tax provision has not been made on these earnings.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Domestic:
Allowances and accruals not deducted for current taxes	$50	$79
Net operating loss carry forwards	9,760	10,485
Foreign:
Allowances and accruals not deducted for current taxes	27	530
Net operating loss carry forwards	19,018	13,981

	28,855	25,075
Less valuation reserve	(28,719)	(24,582)

Deferred tax liabilities:-
Domestic	—	—
Foreign:
Depreciation	(136)	(367)
Other	—	(126)

Net deferred tax asset (liability)	$—	$—

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

7. BANK BORROWINGS AND LONG-TERM DEBT

Long-term debt includes the following:

	December 31,
	2004	2003
	(In thousands)
Bank debt	$9,600	$11,188
Capital lease obligations	372	736

Total	9,972	11,924
Less current portion	9,881	11,736

Long term portion	$91	$188

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

Bank Debt

During the year ended December 31, 2001, the Company entered into a three-year term loan facility of British pounds 15 million (approximately $26.9 million at the 2004 year-end exchange rates) from a British bank. The balance outstanding at December 31, 2003 was 6,250,000 British pounds (approximately $11.2 million) and was repaid by the Company on January 5, 2004.

In July 2003 the Company entered into a two-year revolving credit facility for 5 million British pounds (approximately $9.6 million at the December 31, 2004 exchange rate) (‘2003 facility’). Interest on the 2003 facility, is incurred at the London Interbank rate (LIBOR) plus 1.75% for borrowings in British pounds and foreign currency at the Banks short-term offered rate plus 1%. The Borrowings under the line of credit at December 31, 2004 incurred interest at 6.5%. Amounts outstanding under the 2003 facility on December 31, 2004 were 5.0 million British pounds (approximately $9.6 million at December 31, 2004 exchange rate).

The 2003 facility includes financial covenants that requires the Company to maintain a consolidated net worth of not less than $40 million, and that the interest expense on the loan net of interest income earned at the same bank cannot exceed 70,000 British pounds in any one fiscal quarter.

The Company also has a (credit) facility with the same bank of up to 1.5 million British pounds for use against standby letters of credit and guarantees (approximately $2.7 million at the year end exchange rate). No amount was outstanding under this facility at December 31, 2004 and 2003. The British bank has a general lien on all the assets of the Company as security for both the 2003 facility and amounts due under this 1.5 million British pound facility.

8. COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases certain equipment under capital leases. The Company also leases its offices, manufacturing facilities and certain equipment under non-cancelable operating lease agreements. Certain leases are subject to escalation clauses based on applicable inflation indexes.

Future minimum lease payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2004:

	Capital Leases	Operating Leases
	(In thousands)
2005	$330	$1,565
2006	94	1,448
2007	—	1,321
2008	—	1,269
2009	—	1,206

	$424	$6,809

Less amounts representing imputed interest	52

Present value of net minimum lease payments, including amounts classified as current	$372

Rental expense for operating leases was $1.9 million; $2.0 million and $1.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Trikon Technologies Inc.

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

On March 10, 2004 Dr. Jihad Kiwan departed the Company as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004 the Company received letters from a United Kingdom law firm and from a French law firm respectively, on behalf of Dr. Kiwan, detailing certain monetary claims for severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004 Dr. Kiwan filed a lawsuit in France and on June 10, 2004 filed similar proceedings in the United Kingdom. Dr. Kiwan has subsequently withdrawn the proceedings in the United Kingdom. The Company is in the process of vigorously defending against the French claim. The Company does not believe that the outcome of these claims will be material to the results of operations or the financial condition of Trikon.

9. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, accounts payable and capital lease obligations. The carrying amounts at December 31, 2004 of these financial instruments approximates their fair value,

The Company from time to time enters into foreign exchange contracts of a short-term nature (typically one month or less) that are generally matched to the estimated collection of accounts receivable. These contracts are generally for the sale of U.S. dollars into British pounds. No contracts were outstanding at December 31, 2004 or 2003. The Company has not entered into any other derivative financial instruments and does not hold or use financial instruments for speculative purposes.

The Company’s exposure to concentration of credit risk arises primarily from its accounts receivables. Accounts receivable consist primarily of amounts due from original equipment manufacturers, end use customers, and distributors within the Company’s industry. At December 31, 2004 four customers represented 26%, 18%, 11% and 10% of total accounts receivable. At December 31, 2003 three customers represented 18%, 16%, and 14% of the total accounts receivable. The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company does not require collateral. Credit losses have been within management’s expectations and an estimate of un-collectible accounts has been provided for in the financial statements.

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company has reserved shares of common stock for future issuance at December 31, 2004 as follows:

Shares reserved for stock option plans	1,532,407
Shares reserved for outstanding warrants	495,093

Total common stock reserved for future issuance	2,027,500

Preferred Stock

The Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions to be determined at the Board of Director’s discretion.

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock

In connection with the consummation of a capital reorganization in fiscal 1998, the Company issued 1,149,281 shares of restricted Common Stock to the Company’s Chairman of the Board, which was subject to certain vesting conditions. This stock vested on May 14, 2003. The restricted stock was valued at $7.6 million based upon average traded prices immediately after the grant. This amount has been accounted for as an addition to Common Stock and as deferred compensation within the Statement of Shareholders Equity. The deferred compensation was amortized on a straight-line basis over a five-year period until vesting in May 2003 which resulted in a charge against operations of $0.6 million and $1.5 million for the years ended December 31, 2003, and 2002, respectively.

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

In connection with the sale of 1,400,000 common shares to an institutional investor in October 2003, the Company issued to that investor warrants for the purchase of 350,000 shares of common stock (‘investor warrants’) with an exercise price of $6.25 per share. In addition further warrants for the purchase of 52,500 shares of common stock (“placement agent warrants”) were issued to the placement agent. The warrants expire October 22, 2007. The warrants may be redeemed at the option of the Company for $0.10 at any time after the first anniversary of the closing date provided that for any 20 trading days in a 30 day trading period the closing market price exceeds $11.25 for the investor warrants, and $11.70 for the placement agent warrants, and the average daily trading volume of the Company’s common stock exceeds 150,000 shares.

Stock Options

The Company has three stock option plans, the 2004 equity incentive plan, the 1991 stock option plan and the 1998 Directors plan.

In September 2004, the Company adopted the 2004 equity incentive plan, which was approved by shareholders at the Annual meeting of shareholders held on September 7, 2004. The number of shares initially reserved for issuance under this plan is 1,300,000. The 2004 equity incentive plan provides for the issuance of options to purchase shares of the Company’s Common Stock and for the awards of restricted stock. The plan also provides for the Board to link the award to performance goals. The plan permits awards to officers, directors, employees and consultants who provide significant services to the Company.

The plan also provides for an automatic award to Directors. Options become exercisable at times and on terms as established at the time of grant by the Company. The Company also determines the time at which the option will expire, however the expiration may not be later than ten years after the grant date.

The 1991 stock option plan expired December 31, 2003 and no new grants are permitted under this plan. Outstanding options under this plan as at December 31, 2004 were 1,150,407 and expire between June 2008 and December 2013.

New grants under the 1998 Directors plan were terminated by the Company following the approval of the 2004 equity incentive plan in September 2004. Outstanding options under this plan at December 31, 2004 were 106,000 and expire between June 2008 and May 2014.

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

A summary of the changes in the status of options is as follows:

	Options Outstanding	Price Range Per Share	Weighted Average Price Per Share
Outstanding at January 1, 2002	998,644	0.31 - 25.25	$7.78
Granted	412,808	5.09 - 14.34	$13.18
Cancelled	(71,323)	1.25 - 14.81	$12.39
Exercised	(77,586)	0.47 - 1.41	$0.97

Outstanding at December 31, 2002	1,262,543	0.31 - 25.25	$9.70
Granted	893,257	3.03 - 6.35	$3.84
Cancelled	(104,164)	1.33 - 14.81	$11.31
Exercised	(206,878)	0.31 - 1.41	$1.09

Outstanding at December 31, 2003	1,844,758	0.47 - 25.25	$7.77
Granted	296,000	2.05 - 2.11	$2.07
Cancelled	(489,948)	1.33 - 25.25	$5.50
Exercised	(118,403)	0.47 - 5.04	$1.59

Outstanding at December 31, 2004	1,532,407	0.47 - 25.25	$7.84

At December 31, 2004, 2003 and 2002, 752,264, 667,938 and 656,429 shares were exercisable at weighted-average prices of $10.59, $9.76 and $7.12, respectively. There were 1,024,000 options available for grant under the 2004 equity incentive plan as at December 31, 2004.

Information regarding stock options outstanding as of December 31, 2004 is as follows:

Price Range	Options Outstanding			Options Exercisable
Shares	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
From $0.47 to $4.99	681,831	$2.57	8.60	183,618	$2.42
$5.00 to $9.99	185,400	$5.94	7.89	66,606	$6.78
$10.00 to $14.99	613,176	$12.82	6.21	450,040	$12.82
$15.00 and above	52,000	$24.96	5.56	52,000	$24.96

11. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

General

The Company operates multiple pension arrangements for its employees in the various geographic locations in which it operates. With the exception of the United Kingdom defined benefit pension plan that was settled during fiscal 2003, all these plans are defined contribution schemes operated in accordance with local rules

United Kingdom Defined Benefit Pension Plan

The Company operated a pension plan known as “The Electrotech Retirement Benefits Scheme” (“the Plan”), which undertook to provide retirement benefits to participating employees based upon their final pensionable salary. The assets of the Plan are administered by the Trustees and do not belong to the Company.

In March 2001, the Company decided to curtail the Plan effective April 6, 2001. As a result, participants did not earn additional defined benefits for service after April 6, 2001. In July 2002 the Company entered into a definitive agreement with the trustees of the Plan to settle its obligations.

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

During 2003 benefits for all members of the Plan were either transferred to individual insurance policies or members chose to transfer their benefits out of the Plan. At December 31, 2003 the Plan had no members. The transfer payments were treated as settlements in accordance with SFAS No. 88 as the Company had eliminated the significant risks related to the long-term pension benefit obligation during the year. The settlement charge to earnings of $3.1 million was incurred in the year ended December 31, 2003.

The trustees are in the process of completing the final administration elements of the windup and they are continuing to investigate a number of contingent liabilities, which will not expire until 2016. As part of the agreement to windup the plan the Company has placed 100,000 British pounds ($192,000) in an escrow account for the benefit of the trustees in the event a claim is made on the trustees.

The net periodic benefit cost and related obligation determined in accordance with SFAS 87, 88 and 132 were calculated and a discount rate of 5.6% for fiscal 2003 and 2002. The long term rate of return on plan assets used was 6.80% and 7.50% for the years ended December 31, 2003 and 2002 respectively.

The actuarial calculations in respect of the Plan assume a rate of increase of pensions in payment accrued after April 6, 2000 of 2.30%. Fixed pension increase rates apply for pension in respect of service before that date.

The components of net benefit expense (excluding settlement expense which is included on the face of the income statement) are detailed in the table below.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Interest cost on benefit obligation	$—	$508	$849
Expected return on plan assets	—	(433)	(849)
Net amortization and deferral:
- recognized and losses	—	114	78

Net periodic benefit expense	$—	$189	$78

	December 31,
	2004	2003	2002
Change in benefit obligation
Benefit obligation at start of year	$—	$15,620	$13,753
Translation difference	—	461	1,571
Interest cost	—	508	849
Actuarial losses	—	—	718
Impact of settlement	—	(16,589)	(1,211)
Benefits paid	—	—	(60)

Benefit obligation at end of year	$—	$—	$15,620

	December 31,
	2004	2003	2002
	(In thousands)
Change in plan assets
Fair value of plan assets at start of year	$—	$10,308	$10,331
Translation difference	—	341	1,119
Actual return (loss) on plan assets	—	302	(1,553)
Contributions by employer	—	1,401	1,925
Settlement	—	(12,352)	(1,454)
Benefits (paid)	—	—	(60)

Fair value of plan assets at end of year	$—	$—	$10,308

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

Defined Contribution pension arrangements

In November 1993, the Company established a 401(k) plan covering substantially all of its U.S. employees. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation. Company contributions are voluntary and at the discretion of the Board of Directors. There were no contributions made by the Company for the years ended December 31, 2004, 2003, and 2002.

In the United Kingdom, the Company operates a defined contribution pension plan, which allows for employees to contribute part of their compensation to the plan. The Company also makes contributions to this scheme on behalf of the employees and total Company contributions for the years ended December 31, 2004, 2003 and 2002 amounted to $565,000, $569,000 and $689,000, respectively.

There are no other post retirement benefits provided to employees.

12. SUBSEQUENT EVENT:

On March 14, 2005, we entered into an Agreement and Plan of Merger with Aviza Technology, Inc., a privately held global supplier of thermal process and atomic layer deposition systems. Under the terms of the Merger Agreement, a wholly-owned subsidiary of New Athletics, Inc., a newly formed Delaware corporation, will merge with and into us, and a wholly-owned subsidiary of New Athletics, will merge with and into Aviza. Upon consummation of the mergers, we and Aviza will each continue as wholly-owned subsidiaries of New Athletics.

The consummation of the merger is subject to the approval of the Company’s stockholders and other customary closing conditions. The requisite approval of the stockholders of Aviza has already been obtained. The merger is expected to close in the second or third quarter of 2005.

In addition, on March 14, 2005, the Company entered into an agreement for the joint development of control software for an existing Aviza process module (the “JDA”). The total development fee payable by Aviza to the Company under the JDA is $1.2 million. The development fee includes $900,000 payable upon delivery and sale by the Company to Aviza of one standard, unmodified Trikon transport module. The JDA acknowledges that such delivery and sale and related payment was completed in December 2004 prior to executing the JDA.

The JDA also obligates Aviza to purchase, and Trikon to sell, eight additional Trikon transport modules incorporating the developed software, all on a cost-plus-a specified percentage basis, and all within two years after the completion of the development work (for delivery no later than two and a half years after the date of the JDA).

The JDA includes a grant of license rights to Aviza with respect to the process-module control software to be developed under the JDA, and also with respect to certain manufacturing documentation and software source code for the existing Trikon transport module. The total license fee payable by Aviza to the Company under the JDA is $4 million, half of which was paid upon execution of the JDA, the other half of which is payable by Aviza on or before July 31, 2005. The JDA also specifies per-unit royalties that Aviza is to pay the Company for licensed products sold, subject to an overall cap of $2 million.

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

13. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter				Fiscal Year
	First	Second	Third	Fourth
	In thousands, except per share amounts
2004
Revenues	$6,781	$10,172	$9,875	$10,013	$36,841
Gross margin	$1,438	$2,623	$4,004	$3,714	$11,779
Net loss	$(5,874)	$(4,721)	$(1,582)	$(1,605)	$(13,782)
Loss per basic and diluted share	$(0.37)	$(0.30)	$(0.10)	$(0.10)	$(0.88)

2003
Revenues	$5,104	$6,016	$8,413	$9,285	$28,818
Gross margin	$764	$1,212	$2,543	$3,213	$7,732
Net loss	$(7,264)	$(8,137)	$(5,190)	$(4,042)	$(24,633)
Loss per basic and diluted share	$(0.56)	$(0.60)	$(0.37)	$(0.26)	$(1.77)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2004, 2003 and 2002

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Amount Charged to Reserve Net of Reinstatement	Balance at End of Period
Year ended December 31, 2004 Allowance for doubtful receivables	$190,000	$5,000	$—	$—	$195,000

Year ended December 31, 2003 Allowance for doubtful receivables	$149,000	$41,000	$—	$—	$190,000

Year ended December 31, 2002 Allowance for doubtful receivables	$53,000	$96,000	$—	$—	$149,000