Form 10-K/A
period 2004-12-31
TRIKON TECHNOLOGIES INC
filed 2005-05-27
CIK 868326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

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

Documents Incorporated by Reference: None.

TRIKON TECHNOLOGIES, INC.

Annual Report On Form 10-K/A For The Year Ended December 31, 2004

EXPLANATORY NOTE

Trikon Technologies, Inc. (“Trikon” or the “Company”) is filing this amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2004 (this “Amendment”) to reflect the restatement of its Consolidated Financial Statements for the years ended December 31, 2000 through 2004 and the interim periods ended March 31, June 30, and September 30, for the years 2003 and 2004 to reflect adjustments determined to be necessary as a result of an internal investigation of the treatment of certain allocations of expenses between account categories and between periods.

The Annual Report on Form 10-K for the year ended December 31, 2004 was initially filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005 (the “Originally Filed 10-K”). This Form 10-K/A is being filed to reflect restatements of the following financial statements:

•	Consolidated balance sheets as at March 31, 2004, June 30, 2004, September 30, 2003 and 2004 and December 31, 2003 and 2004;

•	Consolidated statements of operations for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 and for the quarters ended March 31, June 30 and September 30, for the years 2003 and 2004;

•	Consolidated statements of cash flows for the years ended December 31, 2003 and 2004;

•	and to make certain conforming changes.

The restatement is limited to three areas:

First, in our balance sheets, we previously accounted for invoiced amounts on contracts by recording the full amount in accounts receivable and the portion of the contract price that is withheld until final acceptance as deferred revenue. For example, if payment terms are 90 percent on shipment and 10 percent on acceptance, we invoiced and recognized the full amount in accounts receivable and recognized 10 percent of the invoiced amount as deferred revenue. The interpretive guidance in Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104) indicates that when the timing of payment of a portion of the sales price is coincident with the performance of the remaining activity, the remaining activity is considered substantive rather than inconsequential or perfunctory. Interpretative guidance of SAB 104 states that deferred revenue should not be reported for the portion of the contract price that is withheld. In the restated balance sheets as at September 30, 2003 and later, the portion of the contract price withheld is offset against accounts receivable, thereby reducing total liabilities and total assets by the same amount.

Second, we previously deferred recognition of costs in the same proportion as we deferred recognition of revenues on contracts with a portion of the contract price that is withheld until final acceptance. The restated statements of operations for periods ending on or after September 30, 2003 and balance sheets as at September 30, 2003 and later recognize the majority of the product’s costs (i.e. excluding installation costs) on shipment. This affected the timing of recognition of these costs, which in some cases moved costs from one quarter to another and therefore changed cost of goods sold (“COGS”) and net loss in that quarter and net assets at the quarter end.

Third, in our statements of operations, we historically allocated substantially all of our facilities costs to selling, general and administrative cost (“SG&A”). We have determined that a portion of those costs should be re-allocated to COGS and research and development (“R&D”). As a result, in a given period, SG&A was reduced and COGS and R&D together were increased by the same amount. The reallocation of overhead relates to one facility with services shared by administrative, manufacturing and research and development functions. All of our restated statements of operations reflect this reclassification.

For a more detailed description of the restatements, see “Restatements” in notes 13 and 14 to the accompanying consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Restatement of 2000 through 2004 Financial Results.”

We have not amended and do not intend to amend our other previously filed annual reports on Form 10-K or our quarterly reports on Form 10-Q for the periods affected by the restatements or adjustments. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. All the information in this Form 10-K/A is as of December 31, 2004 and does not reflect any subsequent information or events other than the restatement.

This Form 10-K/A only amends and restates Items 1, 6, 7, 8, 9A and 15 of the Originally Filed 10-K in each case, solely as a result of, and to reflect, the corrections discussed above and, except for such items and Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2, no other information in the Originally Filed 10-K is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Originally Filed 10-K or to modify or update those disclosures affected by subsequent events. In addition, pursuant to rules of the SEC, Item 15 of Part IV of the Originally Filed 10-K has been amended to contain the consent of the Company’s independent registered public accounting firm and currently-dated certificates from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 based on the beliefs of our management as of the filing date of this Annual Report on Form 10-K/A. Examples of forward-looking statements include statements about new product development, our ability to penetrate new markets and the potential growth of these markets, our product strategies, availability to achieve or to raise additional capital or reduce expenditure.

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

All forward-looking statements included in this Annual Report on Form 10-K/A are based on information available to us as of the filing date of this Annual Report on 10-K/A, and we assume no obligation to update any such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements.

PART I

ITEM 1. BUSINESS

Overview

Trikon was founded in 1987 as Plasma & Materials Technologies, Inc (‘PMT’), a California corporation. In August 1995, we completed our initial public offering of common stock. In November 1996, we acquired Electrotech Limited and Electrotech Equipments Limited (jointly ‘Electrotech’), both United Kingdom companies that were significantly larger than PMT and the Company was renamed Trikon Technologies, Inc. In 2002, the Company reincorporated into Delaware as Trikon Technologies, Inc. Our principal executive offices are located at Ringland Way, Newport, South Wales NP18 2TA, United Kingdom, and our telephone number is 44 (0) 1633-414-000. Our head quarters and management team together with our principle operations are based in the United Kingdom.

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

The consummation of the merger transaction is subject to the approval of our stockholders and other customary closing conditions. The requisite approval of the stockholders of Aviza has already been obtained. New Athletics intends to account for the transaction as a “purchase” of Trikon by Aviza for financial reporting and accounting purposes, in accordance with U.S. generally accepted accounting principles. The merger is expected to close in the second or third quarter of 2005.

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

Research, Development and Engineering

We believe that our future success will depend upon our ability to continue to improve our systems and technologies and to develop new products that compete effectively on the basis of technical performance and total cost of ownership. These technologies and systems will also need to meet customer requirements and emerging industry standards. Accordingly, we devote a significant portion of our personnel and financial resources to research and development programs and seek to maintain close relationships with our customers in order to remain responsive to their product needs. As of December 31, 2004, we employed 49 professional and technical personnel in research, development and engineering including our head office support team and our expenditure for research and development during the fiscal years 2004, 2003 and 2002 were $10.1 million, $11.1 million and $12.2 million, respectively.

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

PART II

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The selected consolidated financial data set forth below as of December 31, 2004, and 2003 and for the years ended December 31, 2004, 2003, and 2002 have been derived from our audited financial statements included elsewhere in this annual report. The selected consolidated financial data set forth below as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 have been derived from our audited financial statements that are not included in this annual report. This financial data reflect certain accounting restatements that are more fully described in note 13 of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K/A.

	Year Ended December 31,
	2004 (As restated)	2003 (As restated)	2002 (As restated)	2001 (As restated)	2000 (As restated)
	(In thousands of U.S. dollars, except per share information)
Operating Data:
Revenues:
Product sales	$36,684	$28,710	$32,765	$97,046	$106,662
License revenues	157	108	50	—	350

Total revenues	36,841	28,818	32,815	97,046	107,012

Costs and expenses:
Cost of goods sold	27,258	23,666	26,838	53,979	57,924
Research and development	10,148	11,101	12,171	10,933	9,545
Selling, general and administrative	16,091	16,382	14,898	19,129	20,300
Settlement of pension liabilities and related costs	—	3,542	818	—	—
Restructuring costs	(1,200)	—	—	—	—

Total costs and expenses	52,297	54,691	54,725	84,041	87,769

(Loss) income from operations	(15,456)	(25,873)	(21,910)	13,005	19,243
Other income		474	—	681	—
Foreign currency gains (losses)	1,934	573	(2)	1,150	910
Interest:
Interest expense.	(434)	(921)	(1,197)	(1,504)	(674)
Interest income.	494	948	1,309	1,350	325

(Loss) income before income tax (benefit) provision	(13,462)	(24,799)	(21,800)	14,682	19,804
Income tax provision (benefit)	216	236	(2,165)	3,432	824

Net (loss) income before extraordinary item and cumulative effect of change in accounting principle	(13,678)	(25,035)	(19,635)	11,250	18,980
Cumulative effect of change in accounting principle(1)	—	—	—	—	(1,833)

Net (loss) income	$(13,678)	$(25,035)	$(19,635)	$11,250	$17,147

Net (loss) income applicable to common shares	$(13,678)	$(25,035)	$(19,635)	$11,109	$16,121

(Loss) income per common share data :
Basic:
(Loss) income applicable to common shares before extraordinary item and cumulative effect of change of accounting principle	$(0.87)	$(1.80)	$(1.57)	$0.98	$1.82
Cumulative effect of change in accounting principle	—	—	—	—	(0.19)

Net (loss) income	$(0.87)	$(1.80)	$(1.57)	$0.98	$1.63

Diluted:
(Loss) income applicable to common shares before extraordinary item and cumulative effect of a change of accounting principle	$(0.87)	$(1.80)	$(1.57)	$0.88	$1.58
Cumulative effect of change in accounting principle		—	—	—	(0.16)

Net (loss) income	$(0.87)	$(1.80)	$(1.57)	$0.88	$1.42

Average common shares used in the calculation
– Basic	15,738	13,928	12,533	11,281	9,868
– Diluted	15,738	13,928	12,533	12,658	11,325

	December 31,
	2004 (As restated)	2003 (As restated)	2002	2001	2000
	(In thousands of U.S. dollars)
Balance Sheet Data:
Working capital	$26,876	$33,990	$55,044	$62,379	$33,346
Total assets	61,141	77,372	97,188	112,733	95,694
Long-term debt and capital lease obligations, less current portion	91	188	10,717	15,606	2,376
Stockholders’ equity(2)	40,542	52,958	60,520	65,453	49,920

(1)	We changed our accounting policy with respect to revenue recognition in the year ended December 31, 2000. In accordance with Accounting Principles Board Opinion 20, we accounted for the change as a cumulative effect on the prior years resulting from the change to a different revenue recognition policy.
(2)	Stockholders’ equity for December 31, 2000 includes convertible preferred stock.

The tables below show the specific adjustments that were made to our previously reported financial data as a result of the restatements. These changes are reflected in the above presented financial data. A more thorough discussion of the changes in accounting policies that underlie these adjustments is presented in note 13 to the Consolidated Financial Statements in Item 15 to this Form 10-K/A.

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated
	(In thousands of U.S. dollars, except for per share amounts)
Consolidated Statements of Operations Data
Cost and expenses
Cost of goods sold	$25,062	$2,196	$27,258	$21,086	$2,580	$23,666
Research and development	8,607	1,541	10,148	9,629	1,472	11,101
Selling, general and administrative	19,932	(3,841)	16,091	20,032	(3,650)	16,382
Net loss	(13,782)	104	(13,678)	(24,633)	(402)	(25,035)
Basic loss per share	$(0.88)	$0.01	$(0.87)	$(1.77)	$(0.03)	$(1.80)
Diluted loss per share	$(0.88)	$0.01	$(0.87)	$(1.77)	$(0.03)	$(1.80)
Consolidated Balance Sheet Data (at year end)
Assets
Current assets
Accounts receivable, net	$8,595	$(1,941)	$6,654	$11,287	$(5,075)	$6,212
Prepayments and other current assets	2,782	(579)	2,203	4,855	(682)	4,173
Total assets	63,661	(2,520)	61,141	83,129	(5,757)	77,372
Liabilities and Stockholders’ Equity
Current liabilities
Deferred revenue	$2,482	$(1,941)	$541	$5,803	$(5,075)	$728
Accrued expenses	1,719	(266)	1,453	1,399	(270)	1,129
Stockholders’ equity
Accumulated other comprehensive income	2,901	(15)	2,886	1,833	(10)	1,823
Accumulated deficit	(223,462)	(298)	(223,760)	(209,680)	(402)	(210,082)
Total liabilities and stockholders’ equity	63,661	(2,520)	61,141	83,129	(5,757)	77,372

	Year Ended December 31, 2002			Year Ended December 31, 2001			Year Ended December 31, 2000
	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated
	(In thousands of U.S. dollars, except for per share data)
Consolidated Statements of Operations Data
Cost and expenses
Cost of goods sold	$24,490	$2,348	$26,838	$51,749	$2,230	$53,979	$55,847	$2,077	$57,924
Research and development	10,700	1,471	12,171	9,650	1,283	10,933	8,395	1,150	9,545
Selling, general and administrative	18,717	(3,819)	14,898	22,642	(3,513)	19,129	23,527	(3,227)	20,300
Net (loss) income	(19,635)	0	(19,635)	11,109	0	11,109	16,121	0	16,121

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement

On May 6, 2005, we concluded that we needed to restate our previously reported financial statements for fiscal years 2000 through 2004. We identified three changes to our accounting policies:

First, in our balance sheet, we previously accounted for invoiced amounts on contracts by recording the full amount in accounts receivable and the portion of the contract price that is withheld until final acceptance as deferred revenue. For example, if payment terms are 90 percent on shipment and 10 percent on acceptance, we invoiced and recognized the full amount in accounts receivable and recognized 10 percent of the invoiced amount as deferred revenue. The interpretive guidance in Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104) indicates that when the timing of payment of a portion of the sales price is coincident with the performance of the remaining activity, the remaining activity is considered substantive rather than inconsequential or perfunctory. Interpretative guidance of SAB 104 states that deferred revenue should not be recognized for the portion of the contract price that is withheld. In the restated balance sheets as at September 30, 2003 and later, the portion of the contract price withheld is offset against accounts receivable, thereby reducing total liabilities and total assets by the same amount.

Second, we previously deferred recognition of costs in the same proportion as we deferred recognition of revenues on contracts with a portion of the contract price that is withheld until final acceptance. The restated statements of operations for periods ending on or after September 30, 2003 and balance sheets as at September 30, 2003 and later will recognize the majority of the product’s costs (i.e. excluding installation costs) on shipment. This affected the timing of recognition of these costs, which in some cases moved costs from one quarter to another and therefore changed Cost of Goods Sold (COGS) and net loss in that quarter and net assets at the quarter end.

Third, in our statement of operations, we historically allocated substantially all of our facilities costs to Selling, General and Administrative Cost (SG&A). We have determined that a portion of those costs should be re-allocated to COGS and Research and Development (R&D). As a result, in a given period, SG&A was reduced and COGS and R&D together were increased by the same amount. The reallocation of overhead relates to one facility with services shared by administrative, manufacturing and research and development functions. All of our restated statements of operations reflect this reclassification.

As a result of the foregoing, in the consolidated statement of operations our net loss was overstated by $104,000 in fiscal 2004, and understated by $402,000 in fiscal 2003, and in the consolidated balance sheets the total assets were overstated by $2.5 million in fiscal 2004 and by $5.8 million in fiscal 2003 and total liabilities overstated by $2.2 million in fiscal 2004 and by $5.3 million in fiscal 2003.

The impact of these adjustments at December 31, 2004 is to decrease accumulated other comprehensive income by $15,000 and to increase accumulated deficit by $298,000. The impact of these adjustments at December 31, 2003 is to decrease accumulated other comprehensive income by $10,000 and to increase accumulated deficit by $402,000. As SAB 104 was not effective for periods prior to September 30, 2003, there is no impact on the balance sheets for prior periods.

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

The amount of revenue related to system shipments and customer retentions not recognized at December 31, 2004 was $1.9 million compared to $5.1 million at December 31, 2003.

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

We account for the estimated warranty cost as a charge to cost of sales on delivery. The warranty reserve is based upon historic product performance and is based on a rolling 12-month average of the historical cost per machine per warranty month outstanding. We also recalculate the estimated warranty cost for all remaining systems still under warranty using the most recent historic average and the difference is included as a component of cost of sales. We do not maintain any general reserves for warranty obligations. Actual warranty costs in the future may vary from historic costs, which could result in adjustments to our warranty reserves in future periods that are more volatile than in recent years.

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

Gross Margin.

Our gross profit from period to period is affected by the treatment of certain product sales in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” or SAB 104, which superseded the earlier related guidance in SAB No. 101, “Revenue Recognition in Financial Statements,” or SAB 101. For these sales, we recognize all of a product’s cost upon shipment, except installation, even though a portion of a product’s revenue may not be recognized until final payment is due, typically upon customer acceptance.

The gross margin for the year ended December 31, 2004 was 26.0% as compared to 17.9% for the year ended December 31, 2003. The improvement in gross margin is primarily attributable to improved efficiency within manufacturing and customer support with the combination of increased utilization and significantly reduced headcount following cost reductions in fiscal 2003 and 2004.

Research and Development Expenses.

Research and development expenses for the year ended December 31, 2004 were $10.1 million or 27.5% of total revenues compared with $11.1 million or 38.5% of total revenues for the prior year. The decrease in research and development expenses for fiscal 2004 compared to the prior year reflects reduced headcount and other expenses. We believe, however, that the current levels of expenditure are adequate and are focused upon the development of new processes to further advance our proprietary PVD, CVD and etch technologies This includes the development of novel process solutions for emerging applications and for advanced applications at technology nodes of 90nm and below.

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

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the year ended December 31, 2004 were $16.1 million, or 43.7% of total revenues, compared to $16.4 million, or 56.8% of total revenues, in the year ended December 31, 2003.

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

Result from Operations.

We incurred a loss from operations of $15.5 million in the year ended December 31, 2004 compared to a loss of $25.9 million in the prior year. The combination of increased revenue, better gross margins and reduced operating expenses all contributed to the reduction in the loss from operations. The pension settlement charge of $3.5 million in the year ended December 31, 2003 and the release of the reserve for restructuring in fiscal 2004 of $1.2 million also had an effect on the comparison of the results of operations for fiscal 2004 when compared to fiscal 2003.

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

Gross Margin on Product Sales.

The gross margin on product revenues for the year ended December 31, 2003 was 17.9% as compared to 18.2% for the year ended December 31, 2002. Cost of goods sold for the year ended December 31, 2003 included $290,000 relating to the costs of a reduction in workforce compared to $345,000 in the year ended December 31, 2002. Cost of goods sold for the year ended December 31, 2003 also included a non-cash charge of $2.1 million with respect to the write-down of inventory associated with the current downturn in the semiconductor business compared to $2.3 million in the prior year.

Research and Development Expenses.

Research and development expenses for the year ended December 31, 2003 were $11.1 million or 38.5% of total revenues compared with $12.2 million or 37.1% of total revenues for the prior year. The major focus of our research and development efforts continued to be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies as well as adding enhancements to our existing products.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the year ended December 31, 2003 were $16.4 million, or 56.8% of total revenues, compared to $14.9 million, or 45.4% of total revenues, in the year ended December 31, 2002. As the majority of our costs are incurred in British pounds, in local currency terms our expenses declined in fiscal 2003 compared to fiscal 2002. In addition, in fiscal 2003 we incurred non-recurring costs associated with employer social security taxes relating to the vesting of 1,149,281 shares, a contested 2003 annual shareholder meeting, accruals with respect to leasehold buildings no longer used by the Company and the succession of the Chief Executive Officer, which totaled $941,000.

Result from Operations.

We incurred a loss from operations of $25.9 million in the year ended December 31, 2003 compared to a loss of $21.9 million in the prior year. Lower revenue was the major component of the increase in the loss from operations. The pension settlement charge of $3.5 million in the year ended December 31, 2003 compared to $818,000 in the year ended December 31, 2002 had a significant effect upon the result of operations for fiscal 2003. See note 11, ‘Pensions and other Post Retirement Benefits’ in the notes to the consolidated financial statements.

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

The 2003 facility, as subsequently amended, includes financial covenants that require that we maintain a consolidated net worth of not less than $40 million, and that our interest expense on the loan net of any interest receivable from the same British bank does not exceed 70,000 British pounds in any one fiscal quarter. At December 31, 2004 our consolidated net worth was $40.5 million. The primary factors that affect our consolidated net worth are foreign currency translation and net losses. To the extent the US dollar strengthens against the British pound or we incur net losses, our consolidated net worth will continue to decline. If our consolidated net worth falls below $40 million then we would be in breach of this covenant and our bank could exercise its right to cause us to repay amounts outstanding under the 2003 facility and not permit such amounts to be redrawn. We may breach this covenant at the end of the first quarter of 2005, and in any event unless the 2003 facility is renewed, it will expire pursuant to it’s terms at the end of the second quarter of 2005 and all amounts outstanding at that time will be required to be repaid.

Our cash and cash equivalent balances, net of amounts borrowed under the 2003 facility was $11.6 million at December 31, 2004 and represents our primary source of liquidity. Our cash used in operating activity has been $7.2 million, $10.8 million and $6.9 million in the years ended December 31, 2004, 2003 and 2002, respectively. As a result, if we do not continue to increase revenue, reduce operating costs and return to profitability we may use all, or a substantial part of our cash balance to fund our current obligations and our operations.

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

We have experienced losses of $13.7 million, $25.0 million and $19.6 million during the years ended December 31, 2004, 2003 and 2002, respectively. We will need to increase sales and/or reduce costs to return to profitability. However we may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following tables present our audited and unaudited consolidated balance sheets at December 31, September 30, June 30, and March 31, for the years 2003 and 2004 and the unaudited quarterly consolidated results of operations for the eight quarters in the period ended December 31, 2004. You should read the following tables in conjunction with the consolidated financial statements and the related notes, listed in the index appearing under Item 15 of this Form 10-K/A. We have prepared this data on a basis consistent with our audited consolidated financial statements, and this data reflect certain accounting restatements that are the subject of this Amendment and that are more fully described in notes 13 and 14 of the Notes to the Consolidated Financial Statements in Item 15 of this Form 10-K/A. These tables include all adjustments considered necessary for a fair statement of our financial position and operating results for the dates and periods presented.

Trikon Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	2004				2003
	December 31 (As restated)	September 30 (As restated)	June 30 (As restated)	March 31 (As restated)	December 31 (As restated)	September 30 (As restated)	June 30	March 31
		(unaudited)	(unaudited)	(unaudited)		(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,202	$19,009	$22,253	$29,024	$31,646	$25,125	$30,329	$37,729
Accounts receivable, less allowances of $195 and $190 at December 31, 2004 and 2003, respectively (a)	6,654	8,797	7,146	2,787	6,212	8,626	8,921	5,507
Inventories	16,543	15,465	15,657	16,037	15,257	17,552	19,904	18,509
Prepayments and other current assets (a)	2,203	2,277	1,888	3,047	4,173	2,087	2,101	2,619

Total current assets (a)	46,602	45,548	46,944	50,895	57,288	53,390	61,255	64,364
Property, plant and equipment, net	13,597	14,091	15,127	16,794	16,896	17,279	18,009	18,172
Demonstration systems, net	551	1,270	2,501	2,618	2,814	2,503	1,638	2,912
Other assets	391	377	382	393	374	187	188	185

Total assets (a)	$61,141	$61,286	$64,954	$70,700	$77,372	$73,359	$81,090	$85,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$9,600	$9,050	$9,050	$9,200	$—	$—	$—	$—
Accounts payable	5,709	5,663	6,318	4,971	5,785	5,724	5,848	5,038
Accrued expenses (a)	1,453	1,574	1,758	1,716	1,129	—	—	—
Warranty and related expenses	1,171	1,032	1,055	1,035	1,285	—	—	—
Current portion of long-term debt and capital lease obligations	281	220	334	456	11,736	13,069	15,053	16,389
Deferred revenue (a)	541	542	630	1,611	728	632	1,609	981
Other current liabilities	971	1,290	2,192	2,820	2,635	4,258	3,867	3,950

Total current liabilities (a)	19,726	19,371	21,337	21,809	23,298	23,683	26,377	26,358
Long-term debt and capital lease obligations, less current portion	91	16	71	128	188	211	363	495
Pension obligations	—	—	—	—	—	330	743	4,771
Other long term liabilities	782	783	835	902	928	908	950	955

Total liabilities (a)	$20,599	$20,170	$22,243	$22,839	$24,414	$25,132	$28,433	$32,579

	2004				2003
	December 31 (As restated)	September 30 (As restated)	June 30 (As restated)	March 31 (As restated)	December 31 (As restated)	September 30 (As restated)	June 30	March 31
		(unaudited)	(unaudited)	(unaudited)		(unaudited)	(unaudited)	(unaudited)

Stockholders’ equity:
Common stock	261,416	261,413	261,411	261,389	261,217	254,636	254,551	254,540
Accumulated other comprehensive income (loss) (a)	2,886	2,095	2,039	2,341	1,823	(245)	(1,446)	(8,986)
Deferred compensation	—	—	—	—	—	—	—	(190)
Accumulated deficit (a)	(223,760)	(222,392)	(220,739)	(215,869)	(210,082)	(206,164)	(200,448)	(192,310)

Total stockholders’ equity (a)	40,542	41,116	42,711	47,861	52,958	48,227	52,657	53,054

Total liabilities and stockholders’ equity (a)	$61,141	$61,286	$64,954	$70,700	$77,372	$73,359	$81,090	$85,633

(a)	These amounts have been restated. See notes 13 and 14 of the Notes to the Consolidated Financial Statements for further information.

Trikon Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended 2004				Three Months Ended 2003
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Product revenues	$9,982	$9,858	$10,106	$6,738	$9,275	$8,364	$5,967	$5,104
License revenues	31	17	66	43	10	49	49	—

	10,013	9,875	10,172	6,781	9,285	8,413	6,016	5,104

Costs and expenses:
Cost of goods sold (a)	6,641	6,528	8,303	5,786	6,578	6,916	5,310	4,862
Research and development (a)	2,227	2,314	2,710	2,897	3,257	2,508	2,665	2,671
Selling, general and administrative (a)	4,053	3,756	3,773	4,509	4,327	3,558	4,572	3,925
Restructuring cost	—	(1,200)	—	—	—	—	—	—
Settlement of pension liabilities and related expenses	—	—	—	—	(80)	899	2,017	706

	12,921	11,398	14,786	13,192	14,082	13,881	14,564	12,164

Loss from operations (a)	(2,908)	(1,523)	(4,614)	(6,411)	(4,797)	(5,468)	(8,548)	(7,060)
Foreign currency gains (losses)	1.568	7	(264)	623	473	(55)	433	(278)
Interest (expense) income, net	23	(92)	63	66	(18)	(165)	112	98
Other Income	—	—	—	—	474	—	—	—

Loss before income tax charge (a)	(1,317)	(1,608)	(4,815)	(5,722)	(3,868)	(5,688)	(8,003)	(7,240)
Income tax charge	51	45	55	65	49	29	134	24

Net loss (a)	$(1,368)	$(1,653)	$(4,870)	$(5,787)	$(3,917)	$(5,717)	$(8,137)	$(7,264)

Loss per share data:
Basic (a)	$(0.09)	$(0.10)	$(0.31)	$(0.37)	$(0.26)	$(0.41)	$(0.60)	$(0.56)

Diluted (a)	$(0.09)	$(0.10)	$(0.31)	$(0.37)	$(0.26)	$(0.41)	$(0.60)	$(0.56)

Weighted average common shares used in the calculation:
Basic	15,754	15,752	15,745	15,702	15,258	14,078	13,494	12,880

Diluted	15,754	15,752	15,745	15,702	15,258	14,078	13,494	12,880

(a)	These amounts have been restated. See notes 13 and 14 to the Consolidated Financial Statements for further information.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, to allow timely decisions regarding required disclosure.

In connection with the preparation of our Originally Filed 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on information and advice available at the time, we initially determined that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In May 2005, we re-evaluated controls over the selection, application and monitoring of our accounting policies with respect to (i) the classification of accounts receivable and deferred revenues on contracts with a portion of the contract price that is withheld until final acceptance, (ii) the timing of recognition of costs on those contracts and (iii) the allocation of facilities cost, and deemed they were not effective. Accordingly, we decided to restate certain of our previously issued financial statements to reflect the corrections (see notes 13 and 14 to our consolidated financial statements).

Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” Based on that evaluation, Trikon’s management has revisited its initial evaluation and has now concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

On March 15, 2005, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 in connection with preparation of the Originally Filed 10-K and concluded that our internal control over financial reporting was effective, a conclusion that Ernst & Young LLP opined was, as of December 31, 2004 fairly stated in all material respects based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Ernst & Young LLP also opined on March 15, 2005 that we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on the COSO criteria. However, as noted above, on May 6, 2005, we determined to restate certain of our previously issued financial statements to reflect the correction of misstatements arising from certain of our historical accounting policies. Details of the restatements are incorporated by reference to notes 13 and 14 to our consolidated financial statements. As a result of our review of our accounting policies, management reassessed our internal control over financial reporting using the COSO criteria.

Management has concluded that controls over the selection, application and monitoring of accounting policies with respect to (i) the classification of accounts receivable and deferred revenues on contracts with a portion of the contract price that is withheld until final acceptance, (ii) the timing of recognition of costs on those contracts and (iii) the allocation of facilities cost were ineffective and represented a material weakness in our internal control over financial reporting. Accordingly, management has concluded that, as of December 31, 2004, our internal control over financial reporting was not effective. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances (including the restatement of previously issued financial statements to reflect the correction of a misstatement) that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as strong indicators that a material weakness exists.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements included in this Annual Report on Form 10-K/A and has issued a revised attestation report on management’s assessment of our internal control over financial reporting as stated in their report which appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to year end we determined that certain of our accounting policies were not in line with current interpretations of generally accepted accounting principles, or GAAP, and that, as such, a restatement was necessary. During the process of restating our financial statements, we conducted a review of our controls over the application and monitoring of appropriate accounting policies to ensure that they conform to GAAP. In order to remediate our internal controls over financial reporting, subsequent to the year ended December 31, 2004, we sought additional advice and implemented additional review procedures over the selection, application and monitoring of appropriate accounting policies to ensure overall compliance with GAAP. In order to reinforce our existing control procedures and to ensure that our policies continue to conform to GAAP and SEC pronouncements, among other things, we have subscribed to certain relevant informational databases designed expressly for the purpose of monitoring changes in GAAP and reinforced our existing procedures to discuss these changes with our audit committee, independent registered public accounting firm and other advisors as deemed necessary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Stockholders and the Board of Directors of Trikon Technologies Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised), that Trikon Technologies Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness described in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trikon Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 15, 2005 we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified misstatements in its annual and quarterly financial statements. Such matters were considered to be the result of a material weakness as further discussed in the following paragraph. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment. The Company’s internal control pertaining to the selection, application and monitoring of accounting policies, in particular the accounting for (i) the classification of accounts receivable and deferred revenues on contracts with a portion of the contract price that is withheld until final acceptance, (ii) the timing of recognition of costs on those contracts and (iii) the allocation of facilities costs, was ineffective. In the Company’s Forms 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004 and Form 10-K for the fiscal year ended December 31, 2004, the Company deferred revenue and costs relating to the portion of its contracts that is withheld until final acceptance, and allocated substantially all its facilities costs to selling, general and administrative cost. This resulted in the misstatement of gross margin and net income for the three-month period ended March 31, 2004, the three- and six-month periods ended June 30, 2004, the three- and nine-month periods ended September 30, 2004 and the year ended December 31, 2004 and a misclassification within current assets and current liabilities at March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004. As a result of this material weakness in control management concluded the Company’s previously issued financial statements should be restated. The restatement is discussed in detail in notes 13 and 14 of the Notes to the Consolidated Financial Statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 financial statements (as restated), and this report does not affect our report dated May 27, 2005 on those financial statements.

In our opinion, management’s revised assessment that Trikon Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Trikon Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trikon Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 (as restated) and our report dated May 27, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Bristol, England

May 27, 2005

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K/A

(1) Financial Statements

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(3) List of Exhibits

2.1	Share Purchase Agreement, dated July 17, 1996 (the “Share Purchase Agreement”), among the Company, Electrotech and the shareholders of Electrotech. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.2	Amendment No. 1 to the Share Purchase Agreement dated September 9, 1996. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.3	Amendment No. 2 to the Share Purchase Agreement dated October 16, 1996. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.4	Amendment No. 3 to the Share Purchase Agreement dated November 13, 1996. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

2.5	Agreement and Plan of Merger, between Trikon Technologies, Inc., a Delaware corporation, and Trikon Technologies, Inc., a California corporation. (Previously filed as Exhibit C to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, and incorporated herein by reference.)

3.1	Certificate of Incorporation of Trikon Technologies, Inc., a Delaware corporation. (Previously filed as Exhibit D to the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, and incorporated herein by reference.)

3.2	By-laws of Trikon Technologies, Inc., a Delaware corporation. (Previously filed as Exhibit 3.3 to the Registrant’s Quarterly report on form 10Q for the quarterly period ended June 30, 2003.)

4.1	Common Stock Purchase Warrant, dated May 23, 2001, granted by Trikon Technologies, Inc. to Spinner Global Technology Fund, Ltd. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2001, and incorporated by reference herein.)

4.2	Form of redeemable warrant to purchase shares of common stock dated October 22, 2003 issued in connection with the sale of common stock and warrants to Special Situations Fund III LP and certain of it’s affiliate funds (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 22, 2003 and incorporated by reference herein.)

10.1*	2004 Equity Incentive Plan of the Company, as amended to date. (Previously filed as an exhibit to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, and incorporated herein by reference.)

10.2*	Employment agreement dated as of March 10, 2004 between the Company and Dr. John Macneil (previously filed as an exhibit to the Company’s Report on Form 10-Q for the quarter ended March 31, 2004).

10.3	Registration Agreement dated as of November 15, 1996 between the Company and Christopher D. Dobson. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on November 27, 1996, and incorporated by reference herein.)

10.4	International Technology License and Sales Agreement between the Company and Anelva Corporation, dated February 7, 1992. (Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1, and incorporated herein by reference.)†

10.5	Lease dated July 5, 1985 concerning the Company’s facilities at Newport, Gwent, United Kingdom, as assigned to Electrotech Limited effective January 19, 1995. (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated by reference herein.)

10.6	M0RI(TM) Source Technology License Agreement between the Company and Applied Materials. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.7	FORCEFILL(TM) Technology License Agreement between Trikon Equipment Limited and Applied Materials. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.8	FORCEFILL(TM) Technology License Agreement between Trikon Technologies Limited and Applied Materials. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.9	M0RI(TM) Source Technology License Agreement between the Company and Lam Research Corporation. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.)†

10.10*	Letter Agreement, dated as of May 14, 1998, between Christopher D. Dobson and the Company. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.)

10.11	Form of Stock Purchase Agreement and Schedule of Investors dated April 17, 2002 (previously filed as an exhibit to current report on Form 8-K filed April 19, 2002)

10.12	Form of Stock Purchase Agreement dated October 22, 2003 (previously filed as an exhibit to current report on Form 8-K filed October 22, 2003 and incorporated herein by reference)

10.13*	Letter agreement with Nigel Wheeler dated June 4, 2003 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.)

10.14	Revolving Credit agreement dated July 17, 2003 between the Company and Lloyds TSB plc (previously filed as an exhibit to current report on Form 8-K filed July 22, 2003 and incorporated herein by reference)

10.15	Letter of amendment dated March 1, 2004 to term loan agreement dated July 17, 2003 between the Company and Lloyds TSB (previously filed as an exhibit to the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004).

21	Subsidiaries of the Registrant (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 16, 2005)

23.1¶	Consent of Ernst & Young LLP

24.1	Power of Attorney (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 16, 2005)

31.1¶	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2¶	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1¶	Certificate of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2¶	Certificate of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 14(a)3.
†	Certain portions of this exhibit have been omitted from the copy filed and are subject to an order granting confidential treatment with respect thereto.
¶	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 27, 2005

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

As discussed in note 13, the accompanying consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Trikon Technologies Inc’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

Ernst & Young LLP

Bristol, England

May 27, 2005

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	December 31,
	2004 (As restated)	2003 (As restated)
Assets
Current assets:
Cash and cash equivalents	$21,202	$31,646
Accounts receivable, less allowances of $195 and $190 at December 31, 2004 and 2003, respectively	6,654	6,212
Inventories	16,543	15,257
Prepayments and other current assets	2,203	4,173

Total current assets	46,602	57,288
Property, plant and equipment, net	13,597	16,896
Demonstration systems, net	551	2,814
Other assets	391	374

Total assets	$61,141	$77,372

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowing	9,600	—
Accounts payable	5,709	5,785
Accrued expenses	1,453	1,129
Deferred Revenue	541	728
Warranty and related expenses	1,171	1,285
Current portion of long-term debt and capital lease obligations	281	11,736
Other current liabilities	971	2,635

Total current liabilities	19,726	23,298
Long-term debt and capital lease obligations, less current portion	91	188
Other long term liabilities	782	928

Total liabilities	$20,599	$24,414

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred Stock
Authorized shares — 20,000,000 Series H Preferred Stock, $0.001 par value, $10 per share liquidation preference Issued and outstanding None at December 31, 2004 and 2003	$—	$—
Common Stock, no par value
Authorized shares — 50,000,000, $0.001 par value. Issued and outstanding — 15,754,985 at December 31, 2004 and 15,635,888 at December 31, 2003	261,416	261,217
Accumulated other comprehensive income	2,886	1,823
Accumulated deficit	(223,760)	(210,082)

Total stockholders’ equity	40,542	52,958

Total liabilities and stockholders’ equity	$61,141	$77,372

See accompanying notes to the consolidated financial statements.

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	Year Ended December 31,
	2004 (As restated)	2003 (As restated)	2002 (As restated)
Revenues:
Product sales	$36,684	$28,710	$32,765
License revenues	157	108	50

	$36,841	$28,818	$32,815

Costs and expenses:
Cost of goods sold	27,258	23,666	26,838
Research and development	10,148	11,101	12,171
Selling, general and administrative	16,091	16,382	14,898
Restructuring cost	(1,200)	—	—
Settlement of pension liabilities and related expenses	—	3,542	818

	52,297	54,691	54,725

Loss from operations	(15,456)	(25,873)	(21,910)
Interest expense	(434)	(921)	(1,197)
Interest income	494	948	1,309
Foreign currency gains (losses)	1,934	573	(2)
Other income	—	474	—

Loss before income tax charge (benefit)	(13,462)	(24,799)	(21,800)
Income tax charge (benefit)	216	236	(2,165)

Net loss	$(13,678)	$(25,035)	$(19,635)

Loss per share:
Basic and diluted	$(0.87)	$(1.80)	$(1.57)

Average common shares used in the calculation — basic and diluted	15,738	13,928	12,533

See accompanying notes to the consolidated financial statements.

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Deferred Compensation	Total
	Shares	Amount
Balance January 1, 2002	12,855	$242,725	$(165,412)	$(9,774)	$(2,086)	$65,453

Issuance of stock, net of issuance costs	1,093	11,736	—	—	—	11,736
Exercises of employee stock options	78	75	—	—	—	75
Amortization of restricted stock	—	—	—	—	1,517	1,517
Currency translation adjustments	—	—	—	5,069	—	5,069
Deficit on defined benefit plan	—	—	—	(3,695)	—	(3,695)
Net loss	—	—	(19,635)	—	—	(19,635)

Comprehensive loss	—	—	—	—	—	(18,261)

Balance at December 31, 2002	14,026	$254,536	$(185,047)	$(8,400)	$(569)	$60,520

Issuance of stock, net of issuance costs	1,400	6,456	—	—	—	6,456
Exercises of employee stock options	210	225	—	—	—	225
Amortization of restricted stock	—	—	—	—	569	569
Currency translation adjustments(a)	—	—	—	3,003	—	3,003
Deficit on defined benefit plan	—	—	—	7,220	—	7,220
Net loss(a)	—	—	(25,035)	—	—	(25,035)

Comprehensive loss(a)	—	—	—	—	—	(14,812)

Balance at December 31, 2003(a)	15,636	$261,217	$(210,082)	$1,823	$—	$52,958

Exercises of employee stock options	119	199	—	—	—	199
Currency translation adjustments(a)	—	—	—	1,063	—	1,063
Net loss(a)	—	—	(13,678)	—	—	(13,678)

Comprehensive loss(a)						(12,615)

Balance at December 31, 2004(a)	15,755	$261,416	$(223,760)	$2,886	$—	$40,542

(a)	As restated

See accompanying notes to the consolidated financial statements.

TRIKON TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004 (As restated)	2003 (As restated)	2002
Operating activities
Net loss	$(13,678)	$(25,035)	$(19,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant, equipment, leasehold improvements, and demonstration systems	5,641	5,368	5,279
Gain on sale of property plant and equipment	(22)	(505)	(6)
Amortization of deferred compensation	—	569	1,517
Provision for loss on accounts receivable	5	41	(96)
Changes in operating assets and liabilities:
Accounts receivable	(447)	2,695	10,923
Inventories (including demonstration systems)	977	5,084	1,431
Other current assets	1,970	(1,502)	413
Accounts payable and other liabilities	(1,432)	2,991	(1,247)
Income tax payable	(98)	(48)	(1,585)
Deferred revenue	(187)	(441)	(3,937)

Net cash used in operating activities	(7,271)	(10,783)	(6,943)

Investing Activities
Purchases of property, equipment and leasehold improvements	(2,067)	(1,481)	(2,098)
Proceeds from sale of property, equipment and leasehold improvements	1,111	1,682	107
Other assets and liabilities	(163)	(245)	(1,688)

Net cash used in investing activities	(1,119)	(44)	(3,679)

Financing Activities
Issuance of stock	199	6,681	11,811
Borrowings under bank credit lines	9,600	—	—
Repayments of borrowings under bank credit lines	(11,188)	(8,351)	(8,050)
Payments on capital lease obligations	(364)	(700)	(663)

Net cash (used in) provided by financing activities	(1,753)	(2,370)	3,098
Effect of exchange rate changes in cash	(301)	2,286	5,414

Net decrease in cash and cash equivalents	(10,444)	(10,911)	(2,110)
Cash and cash equivalents at beginning of year	31,646	42,557	44,667

Cash and cash equivalents at end of year	$21,202	$31,646	$42,557

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$434	$921	$1,157
Taxes (primarily foreign)	$369	$446	$1,133
Non-cash investing and financing activities:
Equipment acquired under capital lease	$184	$—	$182

See accompanying notes to the consolidated financial statement

Trikon Technologies Inc.

Notes to Consolidated Financial Statements

1.	COMPANY INFORMATION, SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET ANALYSIS

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

The Company incurred a net loss of $13.7 million, $25.0 million and $19.6 million for the years ended December 31, 2004, 2003 and 2002, respectively and may continue to incur additional losses through fiscal 2005. In addition, at December 31, 2004 the Company had an accumulated deficit of $223.8 million. The Company’s financial statements are prepared on the basis that it is a going concern, which contemplates continuity of operations and the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2004 the Company had cash and cash equivalents of $11.6 million net of its borrowing under lines of credit that expire in June 2005 and working capital of $26.9 million. The amount of funding required by the business in fiscal 2005 will depend on numerous factors including market conditions, the Company’s ability to grow revenue or reduce costs and the Company’s ability to manage the working capital, in particular accounts receivable and inventory levels. However, management believes, based upon their current forecast for revenues, operating expenses, cash flows and other financial metrics that the resources available at December 31, 2004 are sufficient to fund operations for at least the next twelve months. If anticipated revenues from fiscal 2005 do not meet management’s expectations the Company would continue to seek to scale back its operations to lower the use of cash. The Company would also anticipate that it would seek to raise additional debt or equity funding during the next twelve months and to seek an extension or replacement to the current line of credit.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities that may result from the inability of the Company to continue as a going concern.

Certain prior year amounts have been reclassified to conform to the current years presentation.

Revenue Recognition

The Company derives its revenues from three sources—equipment sales, spare parts sales and the provision of services and changed its revenue recognition policy in fiscal 2000 to adopt Staff Accounting Bulletin (“SAB”)101 issued by the staff of the Securities and Exchange Commission. SAB 104 has superceded the earlier guidance given in SAB 101, and in accordance with SAB 104, the Company recognizes revenue when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the sales price is fixed or determinable and collectivity is reasonably assured. For transactions that consist of multiple deliverables the Company allocates revenue to each of the deliverables based upon relative fair values and applies the revenue recognition criteria above to each element.

Revenues related to equipment sales are generally recognized upon shipment and transfer of title when the equipment has been pre-tested in the factory under conditions similar to which the customer intends to operate the equipment and meets all of the customers defined specifications. For new customers, or new products, revenue is recognized only on final acceptance unless the customer attends and approves the pre-testing procedures and the customer and the Company are satisfied that the performance of the equipment, once installed and operated, will

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

continue to meet the customer-defined specifications. Equipment sold as demonstration or evaluation units are recognized as revenue on transfer of title and either final acceptance, or satisfactory completion of testing to demonstrate that the equipment meets all the customer defined specifications. Equipment sales generally include the provision of installation and commissioning services, which are not essential to the functionality of the equipment but have contractual payment terms linked to the final acceptance. The Company reduces the amount of revenue recorded by the portion of revenue contractually linked to final acceptance, or the fair value of the installation services, if greater, until after acceptance of the machine. Revenue related to spare parts is recognized on shipment and revenue related to service contracts is recognized ratably over the duration of the contracts.

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

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

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

If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in fiscal 2004, 2003 and 2002 in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net result and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,
	2004 (As restated)	2003 (As restated)	2002
	(In thousands, except per share data)
Net loss as reported	$(13,678)	$(25,035)	$(19,635)
Compensation expense included in determination of reported net income	—	569	1,517
Pro forma compensation expense calculated on the fair value method	(994)	(1,699)	(2,871)

Pro forma net loss	$(14,672)	$(26,165)	$(20,989)

Pro forma loss earnings per common share:
Basic and diluted:	$(0.93)	$(1.88)	$(1.67)

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

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

Prepayments and other current assets

The components of prepaid and other current assets are as follows:

	December 31,
	2004 (As restated)	2003 (As restated)
	(In thousands)
Prepayments	$766	$798
Other(a)	1,437	3,375

Total(a)	$2,203	$4,173

(a)	As restated

Other current liabilities

The components of other current liabilities are as follows:

	December 31,
	2004	2003
	(In thousands)
Customer deposits	$26	$1,095
Payroll taxes	693	1,326
Income taxes	80	133
Other	172	81

Total	$971	$2,635

Warranty expense

Generally the Company’s products are sold with a standard warranty the period of which varies from 12 to 24 months, depending on a number of factors including the specific equipment purchased. The Company accounts for the estimated warranty cost as a charge to cost of sales at the time of delivery. The warranty cost is based upon historic product performance and is based on a rolling 12-month average historic cost per machine per warranty month outstanding.

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

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

Sales between geographic regions are accounted for at prices that provide a profit and are in accordance with the rules and regulations of the respective governing bodies. The geographic locations of the Company’s assets are as follows:

	December 31,
	2004	2003
	(In thousands)
Long lived assets:
North America	$10	$28
Europe	13,532	16,850
Asia	55	18

Total	$13,597	$16,896

All identifiable assets:
North America	$4,695	$8,776
Europe(a)	56,262	68,168
Asia	184	428

Total(a)	$61,141	$77,372

(a)	As restated

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

4. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss, provisions for unfunded accumulated benefit obligations with respect to the Company’s defined benefit pension plan and currency translation losses as follows:

	Year ended December 31,
	2004 (As restated)	2003 (As restated)	2002
	(In thousands)
Net loss	$(13,678)	$(25,035)	$(19,635)
Pension plan obligations	—	7,220	(3,695)
Foreign currency translation adjustments	1,063	3,003	5,069

Comprehensive loss	$(12,615)	$(14,812)	$(18,261)

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

Accumulated other comprehensive income comprises:

	December 31,
	2004 (As restated)	2003 (As restated)	2002
	(In thousands)
Foreign currency translation adjustments	$2,886	$1,823	$(1,180)
Pension plan obligations	—	—	(7,220)

Total	$2,886	$1,823	$8,400

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Year ended December 31
	2004 (As restated)	2003 (As restated)	2002
	(In thousands)
Numerator:
Net loss	$(13,678)	$(25,035)	$(19,635)

Denominator:
For basic earnings per share:
Weighted average shares outstanding	15,738	14,351	13,682
Restricted stock	—	(423)	(1,149)

	15,738	13,928	12,533

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

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The loss before income taxes of the Company’s non-US subsidiaries for the years ended December 31, 2004, 2003 and 2002 was approximately $15.1 million, $24.7 million and $19.1 million, respectively.

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

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company’s exposure to concentration of credit risk arises primarily from its accounts receivables. Accounts receivable consist primarily of amounts due from original equipment manufacturers, end use customers, and distributors within the Company’s industry. At December 31, 2004 four customers represented 19%, 19%, 14% and 11% of total accounts receivable. At December 31, 2003 three customers represented 32%, 16%, and 12% of the total accounts receivable. The Company performs credit evaluations and analysis of amounts due from its customers; however, the Company does not require collateral. Credit losses have been within management’s expectations and an estimate of un-collectible accounts has been provided for in the financial statements.

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company has reserved shares of common stock for future issuance at December 31, 2004 as follows:

Shares reserved for stock option plans	1,532,407
Shares reserved for outstanding warrants	495,093

Total common stock reserved for future issuance	2,027,500

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

11. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

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

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

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

There are no other post-retirement benefits provided to employees.

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

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

13. RESTATEMENT

The Company has restated its consolidated financial statements for the years ended December 31, 2000 through 2004 and the interim periods ended March 31, June 30 and September 30, for the years 2003 and 2004, to reflect adjustments determined to be necessary following a review of the treatment of certain allocations of expenses between account categories and between periods.

The Company believed that its accounting treatment was permitted under generally accepted accounting principles. Following a review, the Company has restated its financial statements.

The restatement is limited to three areas:

First, in the balance sheets, the Company previously accounted for invoiced amounts on contracts by recording the full amount in accounts receivable and the portion of the contract price that is withheld until final acceptance as deferred revenue. For example, if payment terms are 90 percent on shipment and 10 percent on acceptance, the Company invoiced and recognized the full amount in accounts receivable and recognized 10 percent of the invoiced amount as deferred revenue. The interpretive guidance in Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104) indicates that when the timing of payment of a portion of

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

the sales price is coincident with the performance of the remaining activity, the remaining activity is considered substantive rather than inconsequential or perfunctory. Interpretative guidance of SAB 104 states that deferred revenue should not be reported for the portion of the contract price that is withheld. In the restated balance sheets as at September 30, 2003 and later, the portion of the contract price withheld is offset against accounts receivable, thereby reducing total liabilities and total assets by the same amount.

Second, the Company previously deferred recognition of costs in the same proportion as it deferred recognition of revenues on contracts with a portion of the contract price that is withheld until final acceptance. The restated statements of operations for periods ending on or after September 30, 2003 and balance sheets as at September 30, 2003 and later recognize the majority of the product’s costs (i.e. excluding installation costs) on shipment. This affected the timing of recognition of these costs, which in some cases moved costs from one quarter to another and therefore changed cost of goods sold (“COGS”) and net loss in that quarter and net assets at the quarter end.

Third, in the statements of operations, the Company historically allocated substantially all of its facilities costs to selling, general and administrative cost (“SG&A”). The Company has determined that a portion of those costs should be re-allocated to COGS and research and development (“R&D”). As a result, in a given period, SG&A was reduced and COGS and R&D together were increased by the same amount. The reallocation of overhead relates to one facility with services shared by administrative, manufacturing and research and development functions. All of the restated statements of operations reflect this reclassification.

The cumulative effect of the restatement relating to fiscal years 2000 through 2004 is an increase to the accumulated deficit of $298,000. The restatement does not have any impact on the Company’s previously reported cash flows or revenues.

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of the impact of the restatement on the Company’s consolidated balance sheets and statements of operations at December 31, 2002 through 2004:

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated
	(In thousands of U.S. dollars, except for per share amounts)
Consolidated Statements of Operations Data
Cost and expenses
Cost of goods sold	$25,062	$2,196	$27,258	$21,086	$2,580	$23,666	$24,490	$2,348	$26,838
Research and development	8,607	1,541	10,148	9,629	1,472	11,101	10,700	1,471	12,171
Selling, general and administrative	19,932	(3,841)	16,091	20,032	(3,650)	16,382	18,717	(3,819)	14,898
Net loss	(13,782)	104	(13,678)	(24,633)	(402)	(25,035)	(19,635)	0	(19,635)
Basic loss per share	$(0.88)	$0.01	$(0.87)	$(1.77)	$(0.03)	$(1.80)
Diluted loss per share	$(0.88)	$0.01	$(0.87)	$(1.77)	$(0.03)	$(1.80)
Consolidated Balance Sheet Data (at year end)
Assets
Current assets
Accounts receivable, net	$8,595	$(1,941)	$6,654	$11,287	$(5,075)	$6,212
Prepayments and other current assets	2,782	(579)	2,203	4,855	(682)	4,173
Total assets	63,661	(2,520)	61,141	83,129	(5,757)	77,372
Liabilities and stockholders’ equity
Current liabilities
Deferred revenue	$2,482	$(1,941)	$541	$5,803	$(5,075)	$728
Accrued expenses	1,719	(266)	1,453	1,399	(270)	1,129

Stockholders’ equity
Accumulated other comprehensive income	2,901	(15)	2,886	1,833	(10)	1,823
Accumulated deficit	(223,462)	(298)	(223,760)	(209,680)	(402)	(210,082)
Total liabilities and stockholders’ equity	63,661	(2,520)	61,141	83,129	(5,757)	77,372

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

14. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter
	First (As restated)	Second (As restated)	Third (As restated)	Fourth (As restated)
	(In thousands of U.S. dollars, except per share amounts)
2004
Revenues	$6,781	$10,172	$9,875	$10,013
Gross margin	995	1,869	3,347	3,372
Net loss	(5,787)	(4,870)	(1,653)	(1,368)
Loss per basic and diluted share	(0.37)	(0.31)	(0.10)	(0.09)

2003
Revenues	$5,104	$6,016	$8,413	$9,285
Gross margin	242	706	1,497	2,707
Net loss	(7,264)	(8,137)	(5,717)	(3,917)
Loss per basic and diluted share	(0.56)	(0.60)	(0.41)	(0.26)

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

The tables below provide a detailed reconciliation of the changes that were made to the financial statements as a result of the restatements discussed in note 13 of the Notes to Consolidated Financial Statements:

	Quarter Ended March 31, 2004			Quarter Ended June 30, 2004			Quarter Ended September 30, 2004			Quarter Ended December 31, 2004
	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated
	(In thousands of U.S. dollars, except per share amounts)
Cost and Expenses
Cost of goods sold	$5,343	$443	$5,786	$7,549	$754	$8,303	$5,871	$657	$6,528	$6,299	$342	$6,641
Research and development	2,541	356	2,897	2,304	406	2,710	1,921	393	2,314	1,841	386	2,227
Selling, general and administrative	5,395	(886)	4,509	4,784	(1,011)	3,773	4,735	(979)	3,756	5,018	(965)	4,053
Net loss	(5,874)	87	(5,787)	(4,721)	(149)	(4,870)	(1,582)	(71)	(1,653)	(1,605)	237	(1,368)
Basic loss per share	$(0.37)	$—	$(0.37)	$(0.30)	$(0.01)	$(0.31)	$(0.10)	$—	$(0.10)	(0.10)	0.01	(0.09)
Diluted loss per share	$(0.37)	$—	$(0.37)	$(0.30)	$(0.01)	$(0.31)	$(0.10)	$—	$(0.10)	(0.10)	0.01	(0.09)
Consolidated Balance Sheet Data (at quarter end)
Assets
Current assets
Accounts receivable, net	$3,804	$(1,017)	$2,787	$8,756	$(1,610)	$7,146	$10,547	$(1,750)	$8,797	$8,595	$(1,941)	$6,654
Prepayments and other current assets	3,503	(456)	3,047	2,568	(680)	1,888	3,034	(757)	2,277	2,782	(579)	2,203
Total assets	72,173	(1,473)	70,700	67,244	(2,290)	64,954	63,793	(2,507)	61,286	63,661	(2,520)	61,141
Liabilities and Stockholders’ Equity
Current liabilities
Deferred revenue	$2,628	$(1,017)	$1,611	$2,240	$(1,610)	$630	$2,292	$(1,750)	$5,42	$2,482	$(1,941)	$541
Accrued expenses	1,847	(131)	1,716	1,963	(205)	1,758	1,786	(212)	1,574	1,719	(266)	1,453
Stockholders’ equity
Accumulated other comprehensive income	2,351	(10)	2,341	2,050	(11)	2,039	2,105	(10)	2,095	2,901	(15)	2,886
Accumulated deficit	(215,554)	(315)	(215,869)	(220,275)	(464)	(220,739)	(221,857)	(535)	(222,392)	(223,462)	362	(223,760)
Total liabilities and stockholders’ equity	72,173	(1,473)	70,700	67,244	(2,290)	64,954	63,793	(2,507)	61,286	63,661	(1,860)	61,141

Trikon Technologies Inc.

Notes to Consolidated Financial Statements—(Continued)

	Quarter Ended March 31, 2003			Quarter Ended June 30, 2003			Quarter Ended September 30, 2003			Quarter Ended December 31, 2003
	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated
	(In thousands of U.S. dollars, except per share amounts)
Consolidated Statements of Operations Data
Cost and expenses
Cost of goods sold	$4,340	$522	$4,862	$4,804	$506	$5,310	$5,870	$1,046	$6,916	$6,072	$506	$6,578
Research and development	2,318	353	2,671	2,323	342	2,665	2,157	351	2,508	2,831	426	3,527
Selling, general and administrative	4,800	(875)	3,925	5,420	(848)	4.572	4,428	(870)	3,558	5,384	(1,057)	4,327
Net loss	(7,264)	0	(7,264)	(8,137)	0	(8,137)	(5,190)	(527)	(5,717)	(4,042)	125	(3,917)
Basic loss per share							$(0.37)	$(0.04)	$(0.41)	(0.26)		(0.26)
Diluted loss per share							$(0.37)	$(0.04)	$(0.41)	(0.26)		(0.26)
Consolidated Balance Sheet Data (at quarter end)
Assets
Current assets
Accounts receivable, net							$10,301	$(1,675)	$8,626	$11,287	$(5,075)	$6,212
Prepayments and other current assets							2,843	(756)	2,087	4.855	(682)	4,173
Total assets							75,790	(2,431)	73,359	83,129	(5,757)	77,372
Liabilities and Stockholders’ Equity
Current liabilities
Deferred revenue							$2,307	$(1,675)	$632	$5,803	$(5,075)	$728
Accrued expenses							5,943	(219)	5,724	1,399	(270)	1,129
Stockholders’ equity
Accumulated other comprehensive income							(235)	(10)	(245)	1,833	(10)	1,823
Accumulated deficit							(205,637)	(527)	(206,164)	(209,680)	125	(210,082)
Total liabilities and stockholders’ equity							75,790	(2,431)	73,359	83,129	(5,230)	77,372

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2004, 2003 and 2002

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Amount Charged to Reserve Net of Reinstatement	Balance at End of Period
Year ended December 31, 2004 Allowance for doubtful receivables	$190,000	$5,000	$—	$—	$195,000

Year ended December 31, 2003 Allowance for doubtful receivables	$149,000	$41,000	$—	$—	$190,000

Year ended December 31, 2002 Allowance for doubtful receivables	$53,000	$96,000	$—	$—	$149,000