Form 10-Q
period 2005-03-31
TRIKON TECHNOLOGIES INC
filed 2005-06-01
CIK 868326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 3, 2005, the total number of outstanding shares of the Registrant’s common stock was 15,754,985.

Trikon Technologies, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

	March 31 2005	December 31, 2004
	(Unaudited)	(Note A)
Assets
Current assets :
Cash and cash equivalents	$18,489	$21,202
Accounts receivable, net	6,008	6,654
Inventories, net	18,544	16,543
Prepaid and other current assets	1,258	2,203

Total current assets	44,299	46,602

Property, equipment and leasehold improvements, net	11,446	13,597
Demonstration systems, net	4,009	551
Other assets	366	391

Total assets	$60,120	$61,141

Liabilities and shareholders’ equity
Current liabilities:
Short term borrowing	$9,450	$9,600
Accounts payable	7,713	5,709
Accrued expenses	1,315	1,453
Deferred revenue	646	541
Warranty and related expenses	1,038	1,171
Current portion of long term debt	220	281
Other current liabilities	974	971

Total current liabilities	21,356	19,726
Long-term debt less current portion	81	91
Other noncurrent liabilities .	734	782

	$22,171	$20,599

Shareholders’ equity:
Preferred Stock:
Authorized shares — 20,000,000 Issued and outstanding — None at March 31, 2005 and at December 31, 2004	—	—
Common Stock, $0.001 par value:
Authorized shares — 50,000,000 Issued and outstanding — 15,754,985 at March 31, 2005 and at December 31, 2004	261,416	261,416
Accumulated other comprehensive income	2,667	2,886
Accumulated deficit	(226,134)	(223,760)

Total shareholders’ equity	37,949	40,542

Total liabilities and shareholders’ equity	$60,120	$61,141

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands of U.S. dollars, except share and per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
		(As restated)
Revenues:
Product revenues	$5,796	$6,738
License revenues	2,015	43

	7,811	6,781

Costs and expenses:
Cost of goods sold	3,922	5,786
Research and development	2,277	2,897
Selling, general and administrative	3,696	4,509

	9,895	13,192

Loss from operations	(2,084)	(6,411)
Foreign currency (losses) gains	(260)	623
Interest income, net	26	66

Loss before income tax charge	(2,318)	(5,722)
Income tax charge	56	65

Net loss	$(2,374)	$(5,787)

Loss per share data:
Basic	$(0.15)	$(0.37)
Diluted	$(0.15)	$(0.37)
Weighted average common shares used in the calculation:
Basic	15,755	15,702
Diluted	15,755	15,702

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
		(As restated)
Operating Activities
Net loss	$(2,374)	$(5,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property plant and equipment	1,231	1,392
Gain on disposal of property plant and equipment	—	(10)
Provision for gain on accounts receivable	(57)	9
Changes in operating assets and liabilities:
Accounts receivable	703	3,416
Inventories (including demonstration systems)	(5,459)	(584)
Other current assets	945	1,218
Accounts payable and other liabilities	1,796	566
Income tax payable	45	(67)

Net cash provided by (used in) operating activities	(3,170)	153
Investing Activities
Purchases of property, equipment and leasehold improvements	(64)	(1,085)
Proceeds from sale of property, plant and equipment	745	329
Other assets and liabilities	(23)	(45)

Net cash used in investing activities	658	(801)
Financing Activities
Issuance of common stock	—	172
Borrowings under short term loan	(150)	9,200
Repayments under bank credit lines	—	(11,188)
Payments on capital lease obligations	(71)	(152)

Net cash used in financing activities	(221)	(1,968)

Effect of exchange rate changes in cash	20	(6)

Net decrease in cash and cash equivalents	(2,713)	(2,622)
Cash and cash equivalents at beginning of period	21,202	31,646

Cash and cash equivalents at end of period	$18,489	$29,024

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

In May 2005, the Company decided to restate certain of its previously issued financial statements to reflect: (i) the classification of accounts receivable and deferred revenues on contracts with a portion of the contract price that is withheld until final acceptance: (ii) the timing of recognition of costs on those contracts: and (iii) the allocation of facilities cost. (See notes 13 and 14 to the consolidated financial statements on Form 10-K/A for the fiscal year ended December 31, 2004).

The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date included in the Company’s Form 10-K/A for the year ended December 31, 2004, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended by the Company’s amended report on Form 10-K/A for the year ended December 31, 2004.

On March 14, 2005, the Company entered into an agreement with Aviza Technology, Inc. for the joint development of control software for an existing Aviza process module (the “JDA”). The total development fee payable by Aviza to the Company under the JDA is $1.2 million. The development fee includes $900,000 payable upon delivery and sale by the Company to Aviza of one standard, unmodified Trikon transport module. The JDA acknowledges that such delivery and sale and related payment was completed in December 2004 prior to executing the JDA. The JDA includes a grant of license rights to Aviza with respect to the process module control software to be developed under the JDA. The total license fee payable by Aviza to the Company under the JDA is $ 4 million, half of which was paid on March 14, 2005, the other half of which is payable by Aviza on or before July 31, 2005.

NOTE B RECENT ACCOUNTING PRONOUNCEMENTS

As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the Company currently accounts for share-based payments to employees using Accounting Principles Board (“APB”) Opinion 25’s “Accounting for Stock Issued to Employees” intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair market value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note H to the consolidated financial statements. SFAS 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not expected to have a material effect on the Company’s financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, SFAS 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

NOTE C INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. The components of inventory consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Customer service spares	$2,554	$2,723
Finished goods	2,474	—
Work in progress	4,405	6,172
Components	9,111	7,648

Total	$18,544	$16,543

NOTE D LIABILITIES

The components of other current liabilities are as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Customer deposits	$25	$26
Payroll taxes	708	693
Income taxes	82	80
Other	159	172

Total	$974	$971

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

Changes in the Company’s product warranty liability during the three months ended March 31, 2005 were as follows (in thousands):

Balance, January 1, 2005	$1,171
Provisions for warranty	170
Consumption of reserves	(286)
Translation adjustment	(17)

Balance, March 31, 2005	$1,038

NOTE E COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended
	March 31, 2005	March 31, 2004
		(As restated)
	(In thousands)
Net loss	$(2,374)	$(5,787)
Foreign currency translation adjustments	(219)	518

Total	$(2,593)	$(5,269)

NOTE F EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2005	March 31, 2004
		(As restated)
	(In thousands)
Numerator:
Net loss	$(2,374)	$(5,787)

Denominator:
Weighted average shares outstanding	15,755	15,702

Basic and diluted earnings per share are calculated in accordance with SFAS 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share.

The effect of the Company’s potential issuance of common shares from the Company’s stock option program is excluded from the diluted shares calculation in accordance with SFAS 128, as they are anti-dilutive when a loss is incurred.

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

No share-based payment expense was recognized under APB 25 for the three months ended March 31, 2005 or 2004. If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in the three month periods ending March 31, 2005 and 2004 in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net result and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31, 2005	March 31, 2004
		(As restated)
	(In thousands)
Net loss as reported:	$(2,374)	$(5,787)
Pro forma compensation expense calculated on the fair value method:	(168)	(272)

Pro forma net loss:	$(2,542)	$(6,059)

Pro forma loss per common share:
Basic	$(0.16)	$(0.39)
Diluted	$(0.16)	$(0.39)

On February 9, 2005, the board of directors resolved to amend the outstanding option agreements held by Christopher Dobson, Nigel Wheeler and John Macneil to provide for full acceleration of options with a per share exercise price below $6.00 upon the completion of the proposed merger transaction with Aviza Technology, Inc.

Under FASB Interpretation No. 44, if an award is modified to accelerate vesting, a new measurement date results because the modification may allow the employee to vest in a option or award that would have otherwise been forfeited pursuant to the award’s original terms. While measurement of compensation is made at the date of the modification, the recognition of compensation expense, if any, depends on whether the employee ultimately retains an option or award that would otherwise have been forfeited under the option or award’s original vesting terms. Compensation is measured based on the award’s intrinsic value at the date of modification in excess of the award’s original intrinsic value.

At the date of modification the Company’s share price was below the exercise price of the options and therefore no compensation expense results from the acceleration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. Factors that could cause actual results to differ materially include, without limitation, the length and severity of the continuing downturn in the semiconductor industry, the long sales cycle and implementation periods for Trikon’s systems, the acceptance of Trikon’s technologies and products, Trikon’s ability to respond to technological change, Trikon’s dependence on a limited number of customers and other factors such as those set forth below under the heading “Risk Factors” and the other risks and uncertainties described from time to time in our public announcements and SEC filings, including, without limitation, our Quarterly and Annual Reports on Form 10-Q, 10-K and 10-K/A, respectively.

OVERVIEW

Our business is to design, manufacture, market and sell advanced production equipment and spares and related support services that are used to process semiconductor wafers for the manufacture of integrated circuits. Due to the large unit prices associated with our systems (which typically vary between $0.8 million and $3.5 million), our backlog, shipments and revenues can be affected, positively or negatively, by a relatively small swing in orders.

Our products carry out processes to deposit and add/or remove materials on the surface of a wafer. In particular our products are used for chemical vapor deposition (CVD), physical vapor deposition (PVD) and plasma etch processes. We sell, install and service our systems to semiconductor manufacturers worldwide and our existing customers include a wide range of semiconductor companies, including large independent device makers. We use a direct sales model in all of our markets except in Asia, where we use a combination of direct sales and distributors.

From time to time we have licensed or sold technologies where we believe that this represented a more profitable way to exploit our development expenditure.

Recent Developments

On March 14, 2005, we entered into an Agreement and Plan of Merger with Aviza Technology, Inc., a privately held global supplier of thermal process and atomic layer deposition systems. Under the terms of the Merger Agreement, a wholly-owned subsidiary of New Athletics, Inc., a newly formed Delaware corporation, will merge with and into us, and a wholly-owned subsidiary of New Athletics, will merge with and into Aviza. Upon consummation of the mergers, we and Aviza will each continue as wholly-owned subsidiaries of New Athletics. The consummation of the merger is subject to the approval of our stockholders and other customary closing conditions. The requisite approval of the stockholders of Aviza has already been obtained. The merger is expected to close in the third quarter of 2005.

In addition, on March 14, 2005, we entered into an agreement for the joint development of control software for an existing Aviza process module (the “JDA”). The total development fee payable by Aviza to us under the JDA is $1.2 million. The development fee includes $900,000 payable upon delivery and sale by us to Aviza of one standard, unmodified Trikon transport module. The JDA acknowledges that such delivery and sale and related payment was completed in December 2004 prior to executing the JDA. The JDA also obligates Aviza to purchase, and us to sell, eight additional Trikon transport modules incorporating the developed software, all on a cost-plus-a specified percentage basis, and all within two years after the completion of the development work (for delivery no later than two and a half years after the date of the JDA).

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

In May 2005, we decided to restate certain of our previously issued financial statements to reflect; (i) the classification of accounts receivable and deferred revenues on contracts with a portion of the contract price that is withheld until final acceptance; (ii) the timing of recognition of costs on those contracts; and (iii) the allocation of facilities cost. (See notes 13 and 14 to the consolidated financial statements on Form 10-K/A for the fiscal year ended December 31, 2004).

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

Revenue Recognition

We derive our revenues from three sources – equipment sales, spare parts sales and the provision of services and license revenue. In accordance with Staff Accounting Bulletin 104 issued by the staff of the Securities and Exchange Commission we recognize revenue when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the sales price is fixed or determinable and collectivity is reasonably assured. For transactions that consist of multiple deliverables we allocate revenue to each of the deliverables based upon relative fair values and apply the revenue recognition criteria above to each element. Generally, we recognize revenue on shipment, as the equipment is pre-tested in the factory prior to shipment and our terms of business are FOB factory. For new customers, or new products, revenue is recognized on shipment only if the customer attends and approves the pre-shipment testing procedures and we, and the customer, are satisfied that the performance of the equipment, once installed and operated, will meet the customer-defined specifications. Generally, even with new customers we recognize revenue on shipment because the customer attends and approves the pre-shipment testing. The amount of revenue recorded is reduced by the amount of any customer retention (typically between 10% and 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved.

The amount of revenue related to system shipments and customer retentions not recognized at March 31, 2005 was $4.2 million compared to $1.9 million at December 31, 2004.

Equipment shipped as demonstration or evaluation units are recognized as revenue on transfer of title and either final acceptance or satisfactory completion of testing which demonstrates that the equipment meets all of the customer defined specifications. Equipment on evaluation at March 31, 2005 totaled $4.0 million as compared to $0.6 million at December 31, 2004.

Revenue related to spare parts is recognized on shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts.

Where a technology has been sold, revenue has been recognized on receipt of royalty payments. Where a technology has been licensed and delivered, to the extent that royalty is irrevocable it is recognized as revenue.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value, using standard costs that approximate to actual cost. We maintain a perpetual inventory system and continuously record the quantity on hand and standard cost of each product including purchased components, sub assemblies and finished goods. We maintain the integrity of the perpetual inventory through a cycle stock count program.

Our standard costs are re-assessed at least annually and generally reflect the most recent purchase cost and currently achievable assembly and test labor and overhead rates. We estimate our labor and overhead rates based upon average utilization rates and treat as a period cost abnormal absorption variances, which arise due to low or high production volumes.

We also make provision for slow-moving and obsolete inventory and evaluate their adequacy on a quarterly basis. For our work in process and finished goods inventory, which generally consist of specific systems or modules, we compare the inventory on hand to current sales and market forecasts and other information that indicates the ability to identify a purchaser for such equipment. We apply a formula approach to reserves against raw materials and spares inventory based upon 12-months historic usage, applying different criteria to components that are required for current products, non-current products and spares.

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

We account for the estimated warranty cost as a charge to cost of sales at the time of shipment. The warranty reserve is based upon historic product performance and is based on a rolling 12-month average of the historic cost per machine per warranty month outstanding. We also recalculate the estimated warranty cost for all remaining systems still under warranty using the most recent historic average and the difference is included as a component of cost of sales. We do not maintain any general reserves for warranty obligations. Actual warranty costs in the future may vary from historic costs, which could result in adjustments to our warranty reserves in future periods that are more volatile than in recent years.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended
	March 31, 2005	March 31, 2004
		(As restated)
Product revenues	74.2%	99.4%
License revenue	25.8%	0.6%

Total revenue	100.0%	100.0%
Cost of goods sold	50.2%	85.3%

Gross margin	49.8%	14.7%

Operating expenses:
Research and development	29.2%	42.7%
Selling, general and administrative	47.3%	66.5%

Total operating expenses	76.5%	109.2%

Loss from operations	(26.7)%	(94.5)%
Foreign currency (losses) gains	(3.3)%	9.2%
Interest income, net	0.3%	1.0%

Loss before income tax charge	(29.7)%	(84.3)%
Income tax charge	(0.7)%	(1.0)%

Net loss	(30.4)%	(85.3)%

Product Revenues

Product revenues for the three months ended March 31, 2005 decreased 14% to $5.8 million compared to $6.7 million for the three months ended March 31, 2004. Shipments for the three months ended March 31, 2005 were $12.1 million compared to $4.3 million in the first quarter of the prior year.

Revenue from outside of the United States accounted for approximately 89% and 85% of total product revenue in the three-month periods ended March 31, 2005 and March 31, 2004, respectively. We expect that sales outside of the United States will continue to represent a significant percentage of our product sales through 2005.

Our sales by product are as follows:

	Three Months Ended
	March 31 2005	March 31 2004
PVD	35%	35%
CVD	1%	8%
Etch	27%	15%
Spares and service	37%	42%

Total	100%	100%

Due to the large unit price associated with our systems we anticipate that our product sales will continue to be represented by a small number of unit sales in any quarter. The quantity, product, customer and geographical mix shipped in any particular quarter can fluctuate significantly and are therefore not indicative of a trend. Further, our customers are demanding greater flexibility and shorter delivery times, which increase the fluctuations that may occur in each quarter.

License revenues

License revenues relate to an exclusive license of power supply technology and a non-exclusive license fee of $2 million, in connection with a joint development agreement entered into with Aviza Technology Inc. on March 14, 2005. License revenues for the three-month period ended March 31, 2005 were 26% of total revenue.

Gross Margin

The gross margin on product sales for the three-month period ended March 31, 2005 was 32% as compared to 14% for the three-month period ended March 31, 2004. The improved gross margin is attributable to improved efficiency within manufacturing, increased utilization and lower costs as a result of our cost reduction programs completed during fiscal 2004. As a result of the license fee the overall gross margin for the three-month period ended March 31, 2005 was 50%.

Research and development expenses

Research and development expenses for the three months ended March 31, 2005 were $2.3 million or 29% of total revenues compared with $2.9 million or 43% of total revenues for the three months ended March 31, 2004. The decrease in research and development expenses in the first quarter of 2005 reflects reduced headcount and other expenses. However, we continue to invest significant resources into technology development. The major focus of our research and development efforts will be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies, especially the development of novel process solutions for the Flowfill and Orion product lines at technology modes of 90nm and below. The decrease as a percentage of total revenue is due to the increase in license revenue without associated research and development expense.

We have received an offer of a grant from the UK government to develop Broad Ion Beam Deposition technology in collaboration with other parties for Magnetic Random Access Memory applications. The grant will reimburse 50% of the total project costs to a maximum of $3.1 million. The project is contingent upon all parties accepting the offer and as at March 31, 2005 no costs had been incurred and none of the funding had been received. Although we have been informed that one party in the original consortium is unable to continue the program, we have been informed that it will be possible to substitute such party. We have identified an alternative and presently await a formal letter of support from them. The expenditure and funding are expected to commence in fiscal 2005 and would be expended/received over the 18-month period of the project.

We have also accepted an offer of a grant from the Welsh Development Agency to develop a process to fabricate microfluidic substrates for the production of a single stage emulsion for R&D use by pharmaceutical and biotechnology companies. This grant will reimburse 50% of the total project costs to a maximum of $300,000. The project start date was March 8, 2005, and the project is expected to complete by May 2006. There were no costs or receipts associated with this project during the quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2005 were $3.7 million, or 47% of total revenues, compared to $4.5 million, or 66% of total revenues in the three months ended March 31, 2004. Selling, general and administrative expenses for the first quarter of 2005 include legal, accounting and due diligence costs of $0.6 million expended in respect of the planned merger with Aviza Technology Inc. Selling, general and administrative expenses for the first quarter 2004 include one-time items of employee redundancy, other reorganization costs and a property tax credit totaling $0.5 million.

Results of operations

We incurred a loss from operations of $2.1 million in the three months ended March 31, 2005 compared with a loss from operations of $6.4 million in the three months ended March 31, 2004. The combination of higher gross margins reduced operating costs and license revenue receipts have contributed to a significant reduction in the loss from operations as compared to the first quarter 2004.

Interest income (expense) net

Net interest income was $26,000 for the three months ended March 31, 2005 compared to $66,000 for the three months ended March 2004. Lower cash balances and reduced interest expense on lower borrowings, which are offset against interest income, caused the reduction in interest income.

Income taxes

For the three months ended March 31, 2005, we recorded a tax charge of $56,000 compared with a tax charge of $65,000 for the three months ended March 31, 2004. We expect to report a small tax charge for the fiscal year ending December 31, 2005 which will consist solely of foreign and minimum state taxes (primarily Delaware) for which no carry forward net operating losses are available. In estimating the tax rate for the three months ended March 31, 2005, we have not provided any benefit for the deferred tax asset arising from operating losses generated that can only be offset against future profits.

NEW ACCOUNTING PRONOUNCEMENTS

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair market value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note H to our consolidated financial statements. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not expected to have a material effect on our financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expenses, handling costs and wasted material (spoilage). Among other provisions, SFAS 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that adoption of SFAS No. 151 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had $18.5 million in cash and cash equivalents, compared to $21.2 million at December 31, 2004. Cash and cash equivalents excluding bank borrowings were $9.0 million at March 31, 2005 compared to $11.6 million at December 31, 2004.

In July 2003, we entered into a two-year revolving credit facility for 5 million British pounds ($9.5 million at the March 31, 2005 exchange rate) (the “2003 facility”). Interest on the 2003 facility will be incurred at the London Interbank rate (LIBOR) plus 1.75% for borrowings in British pounds and at the Bank’s short-term offered rate plus 1% for foreign currency. At the end of the first quarter of 2005 we had drawn down all of this facility.

The 2003 facility, as subsequently amended, includes financial covenants that require we maintain a consolidated net worth of not less than $40 million, and that our interest expense on the loan net of any interest receivable from the same British bank does not exceed 70,000 British pounds in any one fiscal quarter. At March 31, 2005, our consolidated net worth was $37.9 million, which put us in breach of the minimum shareholders’ equity covenant in the credit facility. The bank has the ability, if it chooses, to require us to repay the $9.5 million, which we have drawn down on the facility. In any event, the facility expires and all amounts become due and payable on June 30, 2005. We are currently undertaking discussions with the bank to obtain a waiver against the net worth covenant and an extension of the facility. There can be no assurance that the bank will grant a waiver or extension.

Our cash and cash equivalents balances, net of amounts borrowed under the 2003 facility, was $9.0 million at March 31, 2005 and represents our primary source of liquidity. Our cash used in operating activities was $3.2 million in the quarter ended March 31, 2005. As a result, if we do not continue to increase revenue, reduce operating costs and return to profitability we may use all, or a substantial part of our cash balance to fund our current obligations and our operations.

The amount of funding required by operations in the next twelve months will depend on numerous factors including market conditions within the semiconductor industry, general economic conditions, our ability to increase our revenue or reduce our expenditures and our ability to reduce our working capital requirements in areas such as inventory and accounts receivable. However, management believes, based upon our current forecast for revenues operating expenses, cash flows and other financial metrics that the resources available at March 31, 2005 are sufficient to fund operations for at least the next twelve months.

If anticipated revenues do not meet our expectations we would continue to seek to scale back our operations to lower the use of cash. We also anticipate that we would seek to raise additional debt or equity funding during the next twelve months and, as noted above, we are seeking an extension or replacement to the current line of credit.

RISK FACTORS

There are numerous risks associated with the pending merger with Aviza Technology, Inc.

On March 14, 2005, we announced that we had entered into a definitive agreement to combine with Aviza Technology, Inc. to form a new company. The transaction is subject to a number of risks including risks related to the following:

•	unanticipated expenses related to the merger transaction;

•	the potential disruption of our ongoing business and distraction of our management;

•	potential loss of key employees and employee productivity;

•	adverse effects on existing business relationships with customers and customer prospects;

•	potential revenue decline as a result of customer and potential customer uncertainty;

•	the impairment of relationships with employees, customers, distributors, strategic partners and suppliers as a result of integration of management and other key personnel; and

•	the failure to realize the expected benefits of combining with Aviza Technology, Inc.

In addition, if the merger is not consummated for any reason, we may be subject to a number of risks, including:

•	the market price of our common stock could decline following an announcement that the merger has been abandoned to the extent that the current market price reflects a market assumption that the merger will be completed;

•	the effect of incurring substantial costs related to the merger, such as legal, accounting and financial advisor fees, which will be required to be paid even if the merger is not consummated;

•	our ability to retain key employees may be adversely affected;

•	our relationships with customers may be adversely affected; and

•	depending upon the reason for termination of the merger, the possible requirement that we pay a substantial termination fee to Aviza Technology, Inc.

In connection with the proposed merger, New Athletics, Inc will file a proxy statement/prospectus with the Securities and Exchange Commission. The proxy statement/prospectus will contain important information about the proposed merger, risks relating to the merger, and related matters, we urge all of our stockholders to read the proxy statement/prospectus carefully when it becomes available.

We have experienced losses over the last few years and we may not be able to achieve profitability and may need to raise additional capital to support our operations.

We have experienced losses of $2.4 million, during the three months ended March 31, 2005 and $13.7 million and $25.0 million for the years ended December 31, 2004 and 2003, respectively. We will need to increase sales and/or reduce costs to return to profitability. However, we may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

As of March 31, 2005, we had cash and cash equivalents of approximately $18.5 million and short-term debt of $9.5 million. The short-term debt comprises 5 million British pounds ($9.5 million at the March 31, 2005 exchange rate) outstanding under our credit facility that we may be required to repay if we breach the consolidated net worth covenant in the facility. A breach of this covenant has occurred as at March 31, 2005, and the bank has the option to require repayment of all amounts drawn down on the facility if it chooses. Discussions with the bank are ongoing on this issue. There can be no assurance that a replacement facility can be obtained or that the bank will not demand immediate repayment. We may need to raise additional capital in the next twelve months from the sale of equity. In addition, regardless of whether such financing is absolutely necessary, we may seek additional debt or equity financing in the next twelve months in order to strengthen our cash position. We may not be able to obtain additional financing on acceptable terms, or at all. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges that differ from, or are senior to, those of existing holders of our common stock, including warrants in addition to the securities purchased and protection against future dilutive transactions. If we are unable to achieve positive cash flows or raise additional capital, we may be forced to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing or other operational programs.

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

Our orders and revenue are from a relatively small number of customers, which we expect to continue. In the first quarter of 2005, three customers exceeded 10% of product revenues. This may lead customers to demand from us less favorable pricing and other terms. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders, we may not be able to replace these orders with new orders in the corresponding period, and our results of operations will suffer. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of and terms of orders could have a material adverse effect on our business, financial condition and results of operations.

We will not be able to compete effectively if we fail to address the technology needs of our customers.

We operate in a highly competitive environment, and our future success is heavily dependent on effective development, commercialization and customer acceptance of new products compared to our competitors. In addition, our success is dependent upon our ability to timely and cost-effectively:

•	develop and market new products and technologies;

•	improve existing products and technologies;

•	expand into or develop equipment solutions for new markets for integrated circuit products;

•	achieve market acceptance and accurately forecast demand for our products and technologies;

•	achieve cost efficiencies across our product offerings;

•	qualify new or improved products for volume manufacturing with our customers; and

•	lower our customers’ cost of ownership.

The development, introduction and support of new or improved products and technologies, including those which enable smaller feature sizes, new materials and the utilization of 300mm wafers becomes increasingly expensive and unpredictable. For example, the adoption of our ORION® technology for ultra low k deposition has been delayed as a result of integration issues at the potential customers. Until such integration issues are resolved, our ability to obtain commercial sales of our ORION® technology is limited and there can be no assurance that these integration issues will be resolved. We also need to continue to develop technology for such customer needs as power semiconductors, SiP/Mems, BAW, Flowfill, and other applications and there can be no assurance that such developments will be consistent with the needs of these customers.

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

The percentage of worldwide semiconductor production that is based in the Asian region is growing, particularly within China. Our business has traditionally been strongest with the European semiconductor manufacturers and we have only a small installed base and limited brand recognition in Asia. It will be necessary for us to penetrate the region by attracting new customers and expanding relationships in Asia to grow our business. While we have appointed a new sales representative in this region and hired a small number of employees, there is no assurance that we will be able to penetrate these geographic markets, which are subject to growth rates that are higher than worldwide growth rates. Failure to penetrate these markets may harm our competitive position and adversely affect our future business prospects

Our competitors have greater financial resources and greater name recognition than we do and therefore may compete more successfully.

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

Once a semiconductor manufacturer selects a particular vendor’s capital equipment, the manufacturer generally relies for a significant period of time upon equipment from this vendor of choice for the specific production line application. To do otherwise creates risk for the manufacturer because the manufacture of a semiconductor requires many process steps and a fabrication facility will contain many different types of machines that must work cohesively to produce products that meet the customers’ specifications. If any piece of equipment fails to perform as expected, the customer could incur significant costs related to defective products, production line downtime, or low production yields.

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

Customers are also demanding shorter delivery times from the time of placing a purchase order. We therefore are required to negotiate with our suppliers shorter lead times for the materials required and we may need to purchase inventory and to commence building for a customer prior to receipt of a confirmed purchase order. It is not possible to fully mitigate this risk within the supply chain. In the event a purchase order is not received from a customer where we had commenced manufacturing, then higher inventory levels would be incurred and potential inventory write-offs would also be incurred if an alternative customer is not identified to purchase that system

We depend upon sole suppliers for certain key components.

We depend on a number of sole suppliers for key components used in the manufacture of our products. If we are unable to obtain timely delivery of sufficient quantities of these components, we would be unable to manufacture our products to meet customer demand, unless we are able to locate replacement components. Most significantly, our cluster tools are designed around an automation module supplied by Brooks Automation. Due to the high cost of these module’s we keep very few in inventory. If Brooks Automation fails to deliver the component on a timely basis, delivery of our cluster tools will be delayed and sales may be lost. If Brooks Automation is unable to deliver any such modules for a prolonged period of time, we will have to redesign our cluster tools so that we may utilize other wafer transport systems. There can be no assurance that we will be able to do so, or that customers will adopt the redesigned systems.

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

In recent years, there has been significant litigation in the United States in the semiconductor equipment industry involving patents and other intellectual property rights. Infringement claims may be asserted against us in the future and, if such claims are made, we may not be able to defend against such claims successfully or, if necessary, obtain licenses on reasonable terms. Any claim that our products infringe proprietary rights of others would force us to defend ourselves and possibly our customers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

•	lose or forfeit our proprietary rights;

•	stop manufacturing or selling our products that incorporate the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

•	pay damages, including treble damages and attorney’s fees in some circumstances; or

•	re-design those products that use the challenged intellectual property.

•	If we are forced to take any of the foregoing actions, our business could be severely harmed.

Our operations are subject to health and safety and environmental laws that may expose us to liabilities for noncompliance.

We are subject to a variety of governmental regulations relating to the use, storage, discharge, handling, manufacture and disposal of all materials present at, or our output from, our facilities, including the toxic or other hazardous chemical by-products of our manufacturing processes. Environmental claims against us, or our failure to comply with any present or future regulations could result in, significant costs to remediate, the assessment of damages or imposition of fines against up; the suspension of production of our products; or the cessation of our operations.

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

Changes in accounting rules may adversely affect our financial results.

We prepare our financial statements in conformity with Generally Accepted Accounting Principles (GAAP) of the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and the Financial Accounting Standards Board (FASB) A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, changes to FASB guidelines relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net result less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct out business.

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

Our earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include our manufacturing and administrative cost base, which is predominately in British pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. We constantly monitor currency exchange rates and match currency availability and requirements whenever possible. We may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As of March 31, 2005 and December 31, 2004 we did not have any open forward currency transactions.

Based upon budgeted income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies in the first quarter of 2005 would have no material effect on revenues, which are primarily expressed in United States dollars but would increase operating costs and reduce cash flow by approximately $0.9 million. The same increase in the value of the British pound would increase the value of our net assets expressed in United States dollars by approximately $3.7 million. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could be significantly different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality, some currencies may weaken while others may strengthen.

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

An evaluation was performed under the supervision and with the participation of our management team, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, initially concluded that our disclosure controls and procedures were effective as of March 31, 2005.

In May 2005, we re-evaluated controls over the selection, application and monitoring of our accounting policies with respect to (i) the classification of accounts receivable and deferred revenues on contracts with a portion of the contract price that is withheld until final acceptance, (ii) the timing of recognition of costs on those contracts and (iii) the allocation of facilities cost, and deemed they were not effective. Accordingly, we decided to restate certain of our previously issued financial statements to reflect the corrections (see our Form 10-K/A for the fiscal year ended December 31, 2004, including notes 13 and 14 to our consolidated financial statements contained therein, for more regarding our restatement).

Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a strong indicator that a material weakness in internal control over financial reporting exists.” Based on that evaluation, Trikon’s management has revisited its initial evaluation and has now concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

Changes in Internal Controls

In order to remediate our internal controls over financial reporting, subsequent to March 31, 2005, we sought additional advice and implemented additional review procedures over the selection application and monitoring of appropriate accounting policies to ensure overall compliance with GAAP. In order to reinforce our existing control procedures and to ensure that our policies continue to conform to GAAP and SEC pronouncements, among other things, we have subscribed to certain relevant informational databases designed expressly for the purpose of monitoring changes in GAAP and reinforced our existing procedures to discuss these changes with our audit committee, independent registered public accounting firm and other advisors as deemed necessary.

There have been no changes in our internal control over financial financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our financial reporting.

Trikon Technologies, Inc.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 10, 2004 Dr. Jihad Kiwan departed the Company as Director and Chief Executive Officer. On March 29, 2004 and April 2, 2004 we received letters from a United Kingdom law firm and from a French law firm, respectively, on behalf of Dr. Kiwan, detailing certain monetary claims with respect to severance amounts due to Dr. Kiwan with respect to his employment with Trikon. On April 28, 2004 Dr. Kiwan filed a lawsuit in France. We are in the process of vigorously defending against this claim.

From time to time we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On February 9, 2005, our board of directors resolved to amend the outstanding option agreements held by Christopher Dobson, Nigel Wheeler and John Macneil to provide for full acceleration of options with a per share exercise price below $6.00 upon the completion of the proposed merger transaction with Aviza Technology, Inc. The board granted such acceleration to Dr. Macneil as an incentive for him to remain with Trikon as its Chief Executive Officer through the completion of the merger transaction. The acceleration of options for Messrs. Dobson and Wheeler was prompted by, among other considerations, a recognition by the board that all other non-employee directors, who were granted options only under the 1998 Directors Stock Option Plan, which provides for full option vesting upon a change of control, would have all of their options vest in full as a result of the merger transaction, whereas Messrs. Dobson and Wheeler, who held options granted outside of the 1998 Directors Stock Option Plan, would not otherwise have had all of their options vest as a result of the proposed merger transaction. In addition, absent such vesting, such unvested options would terminate since Messrs. Dobson and Wheeler are not expected to remain on the Board of Trikon or New Athletics, Inc. in the event the merger is consummated.

ITEM 6. EXHIBITS

(a)	The following exhibits are included herein:

2.1	Agreement and Plan of Merger By and Among Trikon Technologies, Inc., Aviza Technology, Inc., New Athletics, Inc., Baseball Acquisition Corp. I, and Baseball Acquisition Corp. II , dated March 14, 2005 (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on March 15, 2005, and incorporated by reference herein)

10.1*	Joint Development Agreement dated March 14, 2005 between the Company and Aviza Technology, Inc.

10.2	Indemnification Agreement between the Company and Martyn Tuffery dated March 31, 2005

10.3	Offer Letter between the Company and Martyn Tuffery dated April 5, 2005

10.4	Compromise Agreement between the Company and William Chappell dated as of March 31, 2005

10.5	Contract for Services between the Company and William Chappell dated as of March 31, 2005

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certificate of Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certificate of Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to such confidentiality request. The omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date: June 1, 2005	/s/ John Macneil
John Macneil
Chief Executive Officer, President
and Director

/s/ Martyn J. Tuffery
Martyn J. Tuffery
Senior Vice President and Acting Chief Financial Officer