Form 10-Q
period 2005-06-30
TRIKON TECHNOLOGIES INC
filed 2005-08-09
CIK 868326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No☐

As of August 5, 2005, the total number of outstanding shares of the Registrant’s common stock was 15,754,985.

Trikon Technologies, Inc.

Trikon Technologies, Inc.

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note A)
Assets
Current assets:
Restricted cash	$8,950	$—
Cash and cash equivalents	4,171	21,202
Accounts receivable, net	7,874	6,654
Inventories, net	15,488	16,543
Prepaid and other current assets	1,477	2,203

Total current assets	37,960	46,602

Property, equipment and leasehold improvements, net	10,235	13,597
Demonstration systems, net	4,137	551
Other assets	258	391

Total assets	$52,590	$61,141

Liabilities and shareholders’ equity
Current liabilities:
Short term borrowing	$8,950	$9,600
Accounts payable	4,698	5,709
Accrued expenses	1,253	1,453
Deferred revenue	451	541
Warranty & related expenses	1,204	1,171
Current portion of long term debt and capital lease obligations	155	281
Other current liabilities	2,907	971

Total current liabilities	19,618	19,726

Long-term debt and capital lease obligations less current portion	54	91
Other non-current liabilities	661	782

Total liabilities	$20,333	$20,599

Shareholders’ equity:
Preferred stock:
Authorized shares — 20,000,000
Issued and outstanding — nil at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value:
Authorized shares — 50,000,000 Issued and outstanding — 15,754,985 at June 30, 2005 and at December 31, 2004	261,416	261,416
Accumulated other comprehensive loss	2,329	2,886
Accumulated deficit	(231,488)	(223,760)

Total stockholders’ equity	32,257	40,542

Total liabilities and stockholders’ equity	$52,590	$61,141

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004 (Restated)	June 30, 2005	June 30, 2004 (Restated)
Revenues:
Product revenues	$8,814	$10,106	$14,610	$16,844
License revenues	70	66	2,085	109

	8,884	10,172	16,695	16,953

Costs and expenses:
Cost of goods sold	6,799	8,303	10,721	14,089
Research and development	2,220	2,710	4,497	5,607
Selling, general and administrative	3,673	3,773	7,369	8,282

	12,692	14,786	22,587	27,978

Loss from operations	(3,808)	(4,614)	(5,892)	(11,025)
Foreign currency (losses) gains	(1,563)	(264)	(1,823)	359
Interest income, net	62	63	88	129

Loss before income tax charge	(5,309)	(4,815)	(7,627)	(10,537)
Income tax charge	(45)	(55)	(101)	(120)

Net loss	$(5,354)	$(4,870)	$(7,728)	$(10,657)

Loss per share data:
Basic	$(0.34)	$(0.31)	$(0.49)	$(0.68)
Diluted	$(0.34)	$(0.31)	$(0.49)	$(0.68)
Weighted average common shares used in the calculation:
Basic	15,755	15,745	15,755	15,723
Diluted	15,755	15,745	15,755	15,723

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004 (Restated)
Operating Activities
Net loss	$(7,728)	$(10,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property plant and equipment	2,220	2,726
Loss on disposal of property plant and equipment	(20)	(13)
Provision for losses on accounts receivable	(119)	4
Changes in operating assets and liabilities:
Accounts receivable	(1,101)	(938)
Inventories (including demonstration systems)	(2,531)	(87)
Other current assets	726	2,285
Accounts payable and other liabilities	772	627
Income tax payable	(14)	(139)
Deferred revenue	(90)	(98)

Net cash used in operating activities	(7,885)	(6,290)
Investing Activities
Purchases of property, equipment and leasehold improvements	(1,112)	(1,107)
Proceeds from sale of property, plant and equipment	1,229	371
Other assets and liabilities	12	(101)

Net cash used in investing activities	129	(837)
Financing Activities
Issuance of common stock	—	194
Borrowings under short term loan	—	9,050
Repayments under bank credit lines	(9,600)	(11,188)
Payments on capital lease obligations	(163)	(331)

Net cash used in financing activities	(9,763)	(2,275)

Effect of exchange rate changes in cash	488	9

Net decrease in cash and cash equivalents	(17,031)	(9,393)
Cash and cash equivalents at beginning of period	21,202	31,646

Cash and cash equivalents at end of period	$4,171	$22,253

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2005

NOTE A BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Trikon Technologies, Inc. (“Trikon” or the “Company”) and its subsidiaries. All material intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three months and six months ended June 30, 2005 and June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

In May 2005, the Company decided to restate certain of its previously issued financial statements to reflect (i) the classification of accounts receivable and deferred revenues on contracts with a portion of the contract price that is withheld until final acceptance; (ii) the timing of recognition of costs on those contracts: and (iii) the allocation of facilities cost. (See notes 13 and 14 to the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004).

The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended by the Company’s amended report on Form 10-K/A for the year ended December 31, 2004.

On March 14, 2005, the Company entered into an Agreement and Plan of Merger, subsequently amended on June 23, 2005, with Aviza Technology, Inc. (“Aviza”), a privately held global supplier of thermal process and atomic layer deposition systems. The consummation of the merger transaction is subject to the approval of the Trikon stockholders and other customary closing conditions. The requisite approval of the stockholders of Aviza has already been obtained. The merger is expected to close in the third or fourth quarter of 2005. On March 14, 2005, the Company also entered into an agreement with Aviza for the joint development of control software for an existing Aviza process module (the “JDA”). The total development fee payable by Aviza to the Company under the JDA is $1.2 million. The development fee includes $900,000 payable upon delivery and sale by the Company to Aviza of one standard, unmodified Trikon transport module. The JDA acknowledges that such delivery and sale and related payment was completed in December 2004 prior to executing the JDA. The JDA includes a grant of license rights to Aviza with respect to the process module control software to be developed under the JDA. The total license fee payable by Aviza to the Company under the JDA is $4 million, half of which was paid on March 14, 2005, the other half of which was payable by Aviza before July 31, 2005. The second payment of $2 million was not received by July 31, 2005, and the Company is in discussions with Aviza regarding this matter.

As of June 30, 2005 the Company had cash and cash equivalents of $4.2 million, working capital of $18.3 million and an accumulated deficit of $231.5 million. The Company incurred a net loss of $7.7 million in the six months ended June 30, 2005 and may incur additional losses through fiscal 2005. Management believes that cash and cash equivalents at June 30, 2005 will be sufficient to fund the Company’s cash requirements through at least June 30, 2006. However, if anticipated revenues and costs do not meet management’s expectations, then management would look to raise additional equity or debt financing or reduce planned expenditures and curtail operations to preserve cash.

NOTE B RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, and supersedes Accounting Principals Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models and assumptions that appropriately reflect the specific circumstances of the awards.

The adoption of SFAS No. 123(R)’s fair market value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note H to the consolidated financial statements. SFAS No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. This requirement is not expected to have a material effect on the Company’s financial condition or results of operations. SFAS No. 123(R) is effective for fiscal years commencing after June 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 107, “Share Based Payments” to provide public companies additional guidance in applying the provisions of SFAS No. 123(R). Among other things, SAB No. 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discussed the interaction of SFAS 123(R) with certain existing SEC guidance.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

NOTE C INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. The components of inventory consist of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Customer service spares	$2,375	$2,723
Finished goods	3,736	—
Components	7,679	7,648
Work in process	1,698	6,172

Total	$15,488	$16,543

NOTE D LIABILITIES

The components of other current liabilities are as follows:

	June 30, 2005	December 31, 2004
	(In thousands)
Customer deposits	$2,152	$26
Payroll taxes	648	693
Income taxes	61	80
Other	46	172

Total	$2,907	$971

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

Changes in the Company’s product warranty liability during the three months ended March 31, 2005 and June 30, 2005 were as follows (in thousands):

Balance, January 1, 2005	$1,171
Provisions for warranty	170
Consumption of reserves	(286)
Translation adjustment	(17)

Balance, March 31, 2005	$1,038
Provisions for warranty	282
Consumption of reserves	(60)
Translation adjustment	(56)

Balance, June 30, 2005	$1,204

NOTE E COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004 (Restated)	June 30, 2005	June 30, 2004 (Restated)
	(In thousands)		(In thousands)
Net loss	$(5,354)	$(4,870)	$(7,728)	$(10,657)
Foreign currency translation adjustments	(338)	(302)	(557)	216

Total	$(5,692)	$(5,172)	$(8,285)	$(10,441)

NOTE F EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004 (Restated)	June 30, 2005	June 30, 2004 (Restated)
	(In thousands)		(In thousands)
Numerator:
Net loss	$(5,354)	$(4,870)	$(7,728)	$(10,657)

Denominator:
Weighted average shares outstanding	15,755	15,745	15,755	15,723

Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings per share.

The effect of the Company’s potential issuance of common shares from the Company’s stock option program and unvested restricted stock are excluded from the diluted shares calculation in accordance with SFAS No. 128, as they are anti-dilutive when a loss is incurred.

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

No share based payment expense was recognized under APB No. 25 for the three and six month periods ended June 30, 2005 and 2004. If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in the three and six month periods ending June 30, 2005 and 2004 in accordance with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net result and loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004 (Restated)	June 30, 2005	June 30, 2004 (Restated)
	(In thousands)		(In thousands)
Net loss as reported	$(5,354)	$(4,870)	$7,728	$(10,657)
Pro forma compensation expense calculated on the fair value method	(168)	(263)	(336)	(533)

Pro forma net loss	$(5,522)	$(5,133)	(8,064)	$(11,190)

Pro forma loss per common share:
Basic	$(0.35)	$(0.33)	$(0.51)	$(0.71)
Diluted	$(0.35)	$(0.33)	$(0.51)	$(0.71)

On February 9, 2005, the Board of Directors resolved to amend the outstanding option agreements held by Christopher Dobson, Nigel Wheeler and John Macneil to provide for full acceleration of options with a per share exercise price below $6.00 upon the completion of the proposed merger transaction with Aviza Technology, Inc.

Under FASB Interpretation No. 44, if an award is modified to accelerate vesting, a new measurement date results because the modification may allow the employee to vest in an option or award that would have otherwise been forfeited pursuant to the award’s original terms. While measurement of compensation is made at the date of the modification, the recognition of compensation expense, if any, depends on whether the employee ultimately retains an option or award that would otherwise have been forfeited under the option or award’s original vesting terms. Compensation is measured based on the award’s intrinsic value at the date of modification in excess of the award’s original intrinsic value.

At the date of modification the Company’s share price was below the exercise price of the options and therefore no compensation expense results from the acceleration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. Factors that could cause actual results to differ materially include, without limitation, global economic conditions and in particular the general uncertainty within the semiconductor capital equipment industry, the long sales cycle and implementation periods for Trikon’s systems, the acceptance of Trikon’s technologies and products, Trikon’s ability to respond to technological change, Trikon’s dependence on a limited number of customers and other factors such as those set forth below under the heading “Risk Factors” and the other risks and uncertainties described from time to time in our public announcements and SEC filings, including, without limitation, our Quarterly and Annual Reports on Form 10-Q, 10-K and 10-K/A respectively.

OVERVIEW

Our business is to design, manufacture, market and sell advanced production equipment, spares and related support services that are used to process semiconductor wafers for the manufacture of integrated circuits. Due to the large unit price associated with our systems, which typically vary between $0.8 million and $3.5 million, our backlog, shipments and revenues can be affected, positively or negatively, by a relatively small swing in orders.

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

Recent Developments

On March 14, 2005, we entered into an Agreement and Plan of Merger, as subsequently amended on June 23, 2005, (the “Merger Agreement”) with Aviza, a privately held global supplier of thermal process and atomic layer deposition systems. Under the terms of the Merger Agreement, a wholly-owned subsidiary of New Athletics, Inc., a newly formed Delaware corporation, will merge with and into us, and another wholly-owned subsidiary of New Athletics will merge with and into Aviza. Upon consummation of the mergers, we and Aviza will each continue as subsidiaries of New Athletics. The consummation of the mergers is subject to the approval of the Company’s stockholders and other customary closing conditions. The requisite approval of the stockholders of Aviza has already been obtained. The mergers are expected to close in the third or fourth quarter of 2005.

In addition, on March 14, 2005, the Company entered into an agreement for the joint development of control software for an existing Aviza process module (the “JDA”). The total development fee payable by Aviza to the Company under the JDA is $1.2 million. The development fee includes $900,000 payable upon delivery and sale by the Company to Aviza of one standard, unmodified Trikon transport module. The JDA acknowledges that such delivery and sale and related payment was completed in December 2004 prior to executing the JDA. The JDA also obligates Aviza to purchase, and Trikon to sell, eight additional Trikon transport modules incorporating the developed software, all on a cost-plus a specified percentage basis, and all within two years after the completion of the development work (for delivery no later than two and a half years after the date of the JDA).

The JDA includes a grant of license rights to Aviza with respect to the process-module control software to be developed under the JDA, and also with respect to certain manufacturing documentation and software source code for the existing Trikon transport module. The total license fee payable by Aviza to the Company under the JDA is $4 million, half of which was paid upon execution of the JDA, the other half of which was payable by Aviza before July 31, 2005. The second payment of $2 million was not received by July 31, 2005 and the Company is in discussions with Aviza regarding this matter. The JDA also specifies per-unit royalties that Aviza is to pay the Company for licensed products sold, subject to an overall cap of $2 million.

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

Revenue Recognition

We derive our revenues from four sources – equipment sales, spare parts sales, the provision of services and license revenue. In accordance with Staff Accounting Bulletin 104 issued by the staff of the Securities and Exchange Commission, we recognize revenue when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the sales price is fixed or determinable and collectivity is reasonably assured. For transactions that consist of multiple deliverables we allocate revenue to each of the deliverables based upon relative fair values and apply the revenue recognition criteria above to each element.

Generally, we recognize revenue on shipment, as the equipment is pre-tested in the factory prior to shipment and our terms of business are FOB factory. For new customers, or new products, revenue is recognized on shipment only if the customer attends and approves the pre-shipment testing procedures and we, and the customer, are satisfied that the performance of the equipment, once installed and operated, will meet the customer-defined specifications. Generally, even with new customers we recognize revenue on shipment because the customer attends and approves the pre-shipment testing. The amount of revenue recognized is reduced by the amount of any customer retention (typically between 10% and 20%), which is not payable by the customer until installation is completed and final customer acceptance is achieved.

The amount of revenue associated with customer retentions for systems shipped prior to the quarter end not recorded at June 30, 2005 was $5.6 million compared to $1.9 million at December 31, 2004. The total contract values for these specific shipments were $17.2 million and $16.4 million at June 30, 2005 and December 31, 2004, respectively.

Equipment shipped as demonstration or evaluation units are recognized as revenue on transfer of title and either final acceptance, or satisfactory completion of testing which demonstrates that the equipment meets all the customer defined specifications.

Revenue related to spare parts is recognized on shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. Revenue deferred on service contracts was $0.5 million at June 30, 2005 compared to $0.5 million at December 31, 2004.

Where technology has been sold, revenue has been recognized on receipt of the royalty payments. Where revenue has been licensed and delivered, the royalty is recognized as revenue when it becomes irrevocable.

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

Our standard costs are re-assessed at least annually and generally reflect the most recent purchase cost and currently achievable assembly and test labor and overhead rates. We estimate our labor and overhead rates based upon average utilization rates and treat as a period cost abnormal absorption variances, which arise due to low or high production volumes. As a result of the recent low levels of production, significant negative volume variances are being experienced, which has resulted in a gross margin that is below levels that could be achieved at higher revenue levels.

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

Installation and Warranty

Generally we recognize the costs of installation when the machine is fully accepted by the customer. Our contracts cover on-site installation services and provide for a warranty of the machine. Our standard warranty period varies from 12 to 24 months, depending on a number of factors including the specific equipment purchased.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004 (Restated)	June 30, 2005	June 30, 2004 (Restated)
Product revenues	99.2%	99.4%	87.5%	99.4%
License revenue	0.8%	0.6%	12.5%	0.6%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.5%	81.6%	64.2%	83.1%

Gross margin	23.5%	18.4%	35.8%	16.9%

Operating expenses:
Research and development	25.0%	26.6%	26.9%	33.1%
Selling, general and administrative	41.3%	37.1%	44.1%	48.9%

Total operating expenses	66.3%	63.7%	71.0%	82.0%

Loss from operations	(42.8)%	(45.3)%	(35.2)%	(65.1)%
Foreign currency (losses) gains	(17.6)%	(2.6)%	(10.9)%	2.1%
Interest income, net	0.7%	0.6%	0.5%	0.8%

Loss before income tax charge	(59.7)%	(47.3)%	(45.6)%	(62.2)%
Income tax charge	(0.5)%	(0.5)%	(0.6)%	(0.7)%

Net loss	(60.2)%	(47.8)%	(46.2)%	(62.9)%

Product revenues

Product revenues for the three months ended June 30, 2005 decreased 13% to $8.8 million compared to $10.1 million for the three months ended June 30, 2004 and product revenues for the six months ended June 30, 2005 decreased 13% to $14.6 million compared to $16.8 million for the six months ended June 30, 2004. Shipments for the three months ended June 30, 2005 were $12 million compared to $9 million in the three months ended June 30, 2004.

Revenue from outside of the United States accounted for approximately 59% of total revenues in both of the three-month periods ended June 30, 2005 and June 30, 2004, and approximately 62% and 70% of total revenues in the six-month periods ended June 30, 2005 and June 30, 2004, respectively. We expect that sales outside of the United States will continue to represent a significant percentage of our product sales.

Due to the large unit price associated with our systems, we anticipate that our product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped in any particular quarter can fluctuate significantly and therefore is not indicative of a trend in customer or geographical mix.

Our sales by type of product are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
PVD	50%	32%	44%	33%
CVD	7%	—	5%	3%
Etch	10%	39%	17%	29%
Spares and service	33%	29%	34%	35%

Total	100%	100%	100%	100%

License revenues

License revenues relate to an exclusive license of power supply technology, a non-exclusive license of Mori technology to a systems integrator in Japan for a non-competing application and the initial portion of a non-exclusive license fee of $2 million received upon execution of a joint development agreement entered into with Aviza on March 14, 2005. License revenues for the three and six-month periods ended June 30, 2005 were each 0.8% and 12.5% of total revenue, respectively.

Gross Margin

The gross margin on total revenues for the three-month period ended June 30, 2005 was 24% as compared to 18% for the three-month period ended June 30, 2004 and 36% for the six months ended June 30, 2005 compared with 17% for the six months ended June 30, 2004.

The improvement in gross margin in the three and six month periods ended June 30, 2005 is attributable to a combination of improved resource utilization and reduced costs. Despite this improvement, the gross margin for the three and six months period ended June 30, 2005 continues to be effected by low production volumes and negative manufacturing variances. As a result of the license fee, the overall gross margin for the six month period ended June 30, 2005 was 36%.

Research and development expenses

Research and development expenses for the three months ended June 30, 2005 were $2.2 million, or 25% of total revenues, compared with $2.7 million, or 27% of total revenues, for the three months ended June 30, 2004. For the six months ended June 30, 2005 research and development expenses were $4.5 million, or 27% of total revenues, compared with $5.6 million, or 33% of total revenues, for the six months ended June 30, 2004. Research and development expenses for the three and six month period ended June 30, 2004 include $322,000 relating to a reduction in force, no similar charges have been incurred in the three and six month periods ended June 30, 2005. The major focus of our research and development efforts will be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies, especially the development of novel process solutions for emerging applications in addition to our Flowfill and Orion product lines at technology nodes of 90nm and below.

We have received an offer of a grant from the UK government to develop broad ion beam deposition technology in collaboration with other parties for magnetic random access memory (MRAM) applications. The grant will reimburse 50% of the total project costs to a maximum of $3.1 million. The project is contingent upon all parties accepting the offer and as at June 30, 2005 no costs had been incurred and no funding had been received. Although we have been informed that one party in the original consortium is unable to continue the program, we have been informed that it will be possible to substitute such party. We have identified an alternative and are awaiting confirmation of acceptability from the UK government. The expenditure and funding are expected to commence in Q4 of fiscal 2005 and would be expended/received over the 18-month period of the project.

We have also accepted an offer of a grant from the Welsh Development Agency to develop a process to fabricate microfluidic substrates for the production of a single stage emulsion for R&D use by pharmaceutical and biotechnology companies. This grant will reimburse 50% of the total project costs to a maximum of $300,000. The project start date was March 8, 2005, and the project is expected to complete by May 2006. Costs have been recovered during the quarter in line with the payment schedule.

Trikon gains full ownership rights to all intellectual property generated from the development projects that are the subject of the UK government and Welsh Development Agency grant funding.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2005 were $3.7 million, or 41% of total revenues, compared to $3.8 million, or 37% of total revenues, in the three months ended June 30, 2004. The three month period ended June 30, 2004 included costs relating to a reduction in force of $322,000. There has been no comparable cost in fiscal 2005. Selling, general and administrative expenses for the second quarter of 2005 include legal, accounting and due diligence costs of $0.4 million expended in respect of the planned merger with Aviza. For the six months ended June 30, 2005 selling, general and administrative expenses were $7.4 million, or 44% of total revenues, compared to $8.2 million, or 49% of total revenues, in the six months ended June 30, 2004. Total non-recurring costs, net of a credit for property taxes, were $862,000 in the six month period ended June 30, 2004. Selling, general and administrative expenses for the six months ended June 30, 2005 include $1 million in respect of legal, accounting and due diligence costs associated with the planned merger transaction with Aviza.

Results from operations

We incurred a loss from operations of $3.8 million in the three months ended June 30, 2005 compared to $4.6 million in the three months ended June 30, 2004 and $5.9 million in the six months ended June 30, 2005 compared to a loss from operations of $11.0 million in the six months ended June 30, 2004.

The combination of higher gross margins reduced operating costs and license revenue receipts have contributed to a significant reduction in the loss from operations as compared to the six month period ended June 30, 2004.

Interest income (expense) net

Net interest income was $62,000 for the three months ended June 30, 2005 compared with net interest income of $63,000 for the three months ended June 30, 2004. During the six months ended June 30, 2005 net interest income was $88,000 compared to net interest income of $129,000 in the first half of the prior year. Lower cash balances are the primary reason for the lower interest income in the three and six month period ended June 30, 2005.

Income taxes

For the three months ended June 30, 2005, we recorded a tax charge of $45,000 compared with a tax charge of $55,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005 we recorded a tax charge of $101,000 compared with a tax charge of $120,000 for the six months ended June 30, 2004. We expect to report a small tax charge for the fiscal year ending December 31, 2005 which will consist primarily of United States state taxes including Delaware and a small amount of Non-US or UK taxes were we have cost plus arrangements in place. In estimating the tax rate for the three and six months ended June 30, 2005, we have not provided any benefit for the deferred tax asset arising from operating losses generated that can only be offset against future profits.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, and supersedes Accounting Principals Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models and assumptions that appropriately reflect the specific circumstances of the awards.

The adoption of SFAS No. 123(R)’s fair market value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note H to the consolidated financial statements. SFAS No. 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. This requirement is not expected to have a material effect on the Company’s financial condition or results of operations. SFAS No. 123(R) is effective for fiscal years commencing after June 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 107, “Share Based Payments” to provide public companies additional guidance in applying the provisions of SFAS No. 123(R). Among other things, SAB No. 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discussed the interaction of SFAS No. 123(R) with certain existing SEC guidance.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In May 2005, the FASB issued SFAS No. 154. “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had cash, restricted cash and cash equivalents of $13.1 million, compared to $21.2 million at December 31, 2004. Cash and cash equivalents was $4.2 million at June 30, 2005 compared to $11.6 million at December 31, 2004. We utilized cash from operations of $7.9 million in the six months ended June 30, 2005 compared to a use of cash by operations of $6.3 million in the six-month period of the prior year.

As of December 31, 2003, we had a term loan from a British bank with a balance outstanding of 6.25 million British pounds (approximately $11.2 million at the exchange rate at such date). The term loan was repaid in full during the three months ended March 31, 2004.

In July 2003, we entered into a two-year revolving credit facility for 5 million British pounds ($9.0 million at the June 30, 2005 exchange rate) (the “2003 facility”). Interest on the 2003 facility, was incurred at the London Interbank Offer Rate (LIBOR) plus 1.75% for borrowings in British pounds and at the Bank’s short-term offered rate plus 1% for foreign currency.

The 2003 facility has subsequently been amended, and on June 30, 2005 an agreement was entered into to extend the term of the facility to December 31, 2005. In addition, the amendment lowers the minimum consolidated net worth that we are required to maintain under the financial covenants contained in the facility agreement from $40 million to $32 million. The net interest covenant remains at £70,000 per quarter and LIBOR plus 1.75%. As at June 30, 2005 we have drawn down £5 million (approximately $9 million at June 30, 2005 exchange rates) on the facility, which has been placed in a Lloyds TSB Bank deposit account and has certain restrictions placed upon its usage. To the extent the US dollar strengthens against the British pound, or we incur net losses, our consolidated net worth will continue to decline. If our consolidated net worth falls below $32 million, we would be in breach of this covenant, and our bank could exercise its right to cause us to repay amounts outstanding under the 2003 facility and not permit such amounts to be redrawn.

Our cash and cash equivalents net of amounts borrowed under the 2003 facility (as amended) was $4.2 million at June 30, 2005 and represents our primary source of liquidity. Our cash used in operating activities during the quarter ended June 30, 2005 was $4.7 million. We may use all, or a substantial part of our cash balance to fund our current obligations and our operations. The amount of cash reserves that we will use to fund our operations will depend on our ability to reduce our operating losses through revenue growth or cost reduction.

The amount of funding required by operations in the next twelve months will depend on numerous factors including, market conditions within the semi conductor industry, general economic conditions, our ability to increase our revenue, or reduce our expenditures or our ability to reduce our working capital requirements in areas such as inventory and accounts receivable. However, management believes, based upon our current forecast for revenues operating expenses, cash flows and other financial metrics that the resources available at June 30, 2005 are sufficient to fund operations for the next twelve months.

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

On March 14, 2005, we announced that we had entered into a definitive agreement to combine with Aviza to form a new company. The transaction is subject to a number of risks including risks related to the following:

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

In connection with the proposed merger, New Athletics, Inc. has filed a registration statement on Form S-4 that contains a proxy statement/prospectus with the Securities and Exchange Commission (File No. 333-126098). The proxy statement/prospectus contains important information about the proposed merger, risks relating to the merger, and related matters, we urge all of our stockholders to read the proxy statement/prospectus carefully.

We have experienced losses over the last few years and we may not be able to achieve profitability and may need to raise additional capital to support our operations.

We have experienced losses of $7.7 million during the six months ended June 30, 2005 and $13.7 million and $25.0 million for the years ended December 31, 2004 and 2003, respectively. We will need to increase sales and/or reduce costs to return to profitability. However, we may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

As of June 30, 2005, we had cash, restricted cash and cash equivalents of $13.1 million. This amount includes the equivalent of 5 million British pounds (approximately $9.0 million at the June 30, 2005 exchange rate)

outstanding under our revolving credit facility that we may be required to repay if we breach the consolidated net worth covenant in the facility. We may need to raise additional capital in the next twelve months from the sale of equity. In addition, regardless of whether such financing is absolutely necessary, we may seek additional debt or equity financing in the next twelve months in order to strengthen our cash position. We may not be able to obtain additional financing on acceptable terms, or at all. If we issue additional equity or convertible debt securities to raise funds, the ownership percentage of our existing stockholders would be reduced and they may experience significant dilution. New investors may demand rights, preferences or privileges that differ from, or are senior to, those of existing holders of our common stock, including warrants in addition to the securities purchased and protection against future dilutive transactions. If we are unable to achieve positive cash flows or raise additional capital, we may be forced to implement further expense reduction measures, including, but not limited to, the sale of assets, the consolidation of operations, workforce reductions, and/or the delay, cancellation or reduction of certain product development, marketing or other operational programs.

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

Our orders and revenue are from a relatively small number of customers, which we expect to continue. In the six months ended June 30, 2005, three customers exceeded 10% of product revenues. This may lead customers to demand from us less favorable pricing and other terms. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders, we may not be able to replace these orders with new orders in the corresponding period, and our results of operations will suffer. As our products are configured to customer specifications, changing, rescheduling or cancelling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of and terms of orders could have a material adverse effect on our business, financial condition and results of operations.

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

The percentage of worldwide semiconductor production that is based in the Asian region is growing, particularly within China. Our business has traditionally been strongest with the European semiconductor manufacturers and we have only small installed base and limited brand recognition in Asia. It will be necessary for us to penetrate the region by attracting new customers and expanding relationships in Asia to grow our business. While we have appointed a new sales representative in this region and hired a small number of employees, there is no assurance that we will be able to penetrate these geographic markets, which are subject to growth rates that are higher than worldwide growth rates. Failure to penetrate these markets may harm our competitive position and adversely affect our future business.

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

Since most new fabrication facilities are similar to existing ones, semiconductor manufacturers tend to continue using equipment that has a proven track record. Based on our experience with major customers such as Infineon, we have observed that once a particular piece of equipment is selected from a vendor, the customer is likely to continue purchasing that same piece of equipment from the vendor for similar applications in the future. Our customer list, though limited, has increased during the six months ended June 30, 2005. Yet our broadening market share remains at risk due to choices made by customers that continue to be influenced by pre-existing installed bases by competing vendors. Consequently, our penetration of new customers and our ability to get additional orders may be limited.

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

We depend on a number of sole suppliers for key components used in the manufacture of our products. If we are unable to obtain timely delivery of sufficient quantities of these components, we would be unable to manufacture our products to meet customer demand, unless we are able to locate replacement components. Most significantly, our cluster tools are designed around an automation module supplied by Brooks Automation. Due to the high cost of these modules we keep very few in inventory. If Brooks Automation fails to deliver the component on a timely basis, delivery of our cluster tools will be delayed and sales could be lost. Typically revenue from cluster tools containing Brooks Automation’s module accounts for approximately 35 to 40% of our quarterly revenue. If Brooks Automation is unable to deliver any such modules for a prolonged period of time, we will have to redesign our cluster tools so that we may utilize other wafer transport systems. There can be no assurance that we will be able to do so, or that customers will adopt the redesigned systems.

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

Our operations are subject to health and safety and environmental laws that may expose us to liabilities for non-compliance.

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

We prepare our financial statements in conformity with Generally Accepted Accounting Principles (GAAP) of the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and the Financial Accounting Standards Board (FASB). A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, changes to FASB guidelines relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net result less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.

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

Our earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include our manufacturing and administrative cost base, which is predominately in British pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. We constantly monitor currency exchange rates and match currency availability and requirements whenever possible. We may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As of June 30, 2005 and December 31, 2004, we did not have any open forward currency transactions.

Based upon second quarter income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies would have no material effect on revenues, which are primarily expressed in United States dollars but would increase operating costs and reduce cash flow by approximately $1 million. The same increase in the value of the British pound would increase the value of our net assets expressed in United States dollars by approximately $3.0 million. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could be significantly different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality, some currencies may weaken while others may strengthen.

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

An evaluation was performed under the supervision and with the participation of our management team, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 22, 2005 Trikon, through its wholly owned subsidiary ET Equipments Ltd., entered into a lease agreement for manufacturing premises at Units 2 & 3 Nine Mile Point Industrial Estate, Cwmfelinfach, Gwent, UK. The five year term lease has a start date of November 20, 2004 and base annual rent of £28,363 in the 1st year; rent continues at £56,727 per year thereafter to the termination of the lease.

ITEM 6. EXHIBITS

(a) The following exhibits are included herein:

2.1	Agreement and Plan of Merger by and among Trikon Technologies, Inc, Aviza Technology, Inc., New Athletics, Inc. Baseball Acquisition Corp. I and Baseball Acquisition Sub II dated as of March 14, 2005 and the amendment dated as of June 23, 2005 (incorporated by reference to Annex A to the registration statement on Form S-4 filed by New Athletics, Inc. on June 24, 2005 (File No. 333-126098))

10.1	Amendment and Restatement Agreement between Trikon and Lloyds TSB Bank plc (previously filed as an exhibit to the Company’s Current Report on Form 8-K on July 7, 2005 and incorporated by reference herein)

10.2	Lease Agreement between ET Equipments Ltd. and the Company concerning the Company’s facilities in Cwmfelinfach, Gwent, UK dated as of April 22, 2005

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certificate of Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certificate of Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date: August 9, 2005	/s/ John Macneil
John Macneil
Chief Executive Officer, President and Director

/s/ Martyn J. Tuffery
Martyn J. Tuffery
Senior Vice President and
Acting Chief Financial Officer