Form 10-Q/A
period 2005-03-31
TRIKON TECHNOLOGIES INC
filed 2005-10-31
CIK 868326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2005, the total number of outstanding shares of the Registrant’s common stock was 15,754,985.

EXPLANATORY NOTE

Trikon Technologies, Inc. (“Trikon”) is filing this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended March 31, 2005 in order to revise certain portions of the Joint Development Agreement dated March 14, 2005 between Trikon and Aviza Technology, Inc., which was filed as Exhibit 10.1 to the original Form 10-Q for this period. The revisions are being made in response to comments received from the Securities and Exchange Commission on Trikon’s request for confidential treatment of the Joint Development Agreement.

Trikon Technologies, Inc.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	The following exhibits are included herein:

2.1	Agreement and Plan of Merger By and Among Trikon Technologies, Inc., Aviza Technology, Inc., New Athletics, Inc., Baseball Acquisition Corp. I, and Baseball Acquisition Corp. II , dated March 14, 2005 (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on March 15, 2005, and incorporated by reference herein)

10.1*	Joint Development Agreement dated March 14, 2005 between the Company and Aviza Technology, Inc.

10.2	Indemnification Agreement between the Company and Martyn Tuffery dated March 31, 2005 (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on June 1, 2005, and incorporated by reference herein)

10.3	Offer Letter between the Company and Martyn Tuffery dated April 5, 2005 (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on June 1, 2005, and incorporated by reference herein)

10.4	Compromise Agreement between the Company and William Chappell dated as of March 31, 2005 (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on June 1, 2005, and incorporated by reference herein)

10.5	Contract for Services between the Company and William Chappell dated as of March 31, 2005 (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on June 1, 2005, and incorporated by reference herein)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certificate of Chief Executive Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certificate of Chief Financial Officer furnished pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to such confidentiality request. The omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIKON TECHNOLOGIES, INC.

Date: October 31, 2005	/s/ John Macneil
John Macneil
Chief Executive Officer, President
and Director