Form 10-Q
period 2005-09-30
TRIKON TECHNOLOGIES INC
filed 2005-11-09
CIK 868326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 9, 2005, the total number of outstanding shares of the Registrant’s common stock was 15,754,985.

Trikon Technologies, Inc.

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$6,772	$21,202
Accounts receivable, net	7,905	6,654
Inventories, net	14,442	16,543
Prepaid and other current assets	1,764	2,203
Restricted cash	8,850	–

Total current assets	39,733	46,602
Property, equipment and leasehold improvements, net	9,079	13,597
Demonstration systems, net	2,890	551
Other assets	255	391

Total assets	$51,957	$61,141

Liabilities and shareholders’ equity
Current liabilities:
Short term borrowing	$8,850	$9,600
Accounts payable	5,697	5,709
Accrued expenses	1,665	1,453
Deferred revenue	391	541
Warranty & related expenses	1,377	1,171
Current portion of long-term debt and capital lease obligations	100	281
Other current liabilities	2,257	971

Total current liabilities	20,337	19,726
Long-term debt and capital lease obligations less current portion	32	91
Other noncurrent liabilities	620	782

	$20,989	$20,599

Shareholders’ equity:
Preferred stock:
Authorized shares — 20,000,000 Issued and outstanding — nil at September 30, 2005 and December 31, 2004	–	–
Common stock, $0.001 par value:
Authorized shares — 50,000,000 Issued and outstanding — 15,754,985 at September 30, 2005 and at December 31, 2004	261,416	261,416
Accumulated other comprehensive loss	2,315	2,886
Accumulated deficit	(232,763)	(223,760)

Total stockholders’ equity	30,968	40,542

Total liabilities and stockholders’ equity	$51,957	$61,141

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004 (Restated)	September 30, 2005	September 30, 2004 (Restated)
Revenues:
Product revenues	$10,812	$9,858	$25,422	$26,702
License revenues	2,190	17	4,275	126

	13,002	9,875	29,697	26,828

Costs and expenses:
Cost of goods sold	8,107	6,528	18,828	20,617
Research and development	1,909	2,314	6,406	7,921
Selling, general and administrative	3,646	3,756	11,015	12,038
Restructuring cost	—	(1,200)	—	(1,200)

	13,662	11,398	36,249	39,376

Loss from operations	(660)	(1,523)	(6,552)	(12,548)
Foreign currency (losses) gains	(246)	7	(2,069)	366
Interest (expenditure) income, net	(83)	(92)	5	37

Loss before income tax charge	(989)	(1,608)	(8,616)	(12,145)
Income tax charge	286	45	387	165

Net loss	$(1,275)	$(1,653)	$(9,003)	$(12,310)

Loss per share data:
Basic	$(0.08)	$(0.10)	$(0.57)	$(0.78)
Diluted	$(0.08)	$(0.10)	$(0.57)	$(0.78)

Weighted average common shares used in the calculation:
Basic	15,755	15,752	15,755	15,733
Diluted	15,755	15,752	15,755	15,733

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30, 2005	September 30, 2004 (Restated)
Operating Activities
Net loss.	$(9,003)	$(12,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property plant and equipment	3,188	4,050
Loss on disposal of property plant and equipment	(20)	(13)
Provision for losses on accounts receivable	(120)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(1,131)	(2,563)
Inventories (including demonstration systems)	(238)	1,336
Other current assets	439	1,896
Accounts payable and other liabilities	1,627	(1,113)
Income tax payable	65	(162)
Deferred revenue	(150)	(186)

Net cash used in operating activities	(5,343)	(9,087)
Investing Activities
Purchases of property, equipment and leasehold improvements	(1,329)	(1,673)
Proceeds from sale of property, plant and equipment	1,474	651
Other assets and liabilities	(26)	(148)
Increase in restricted cash	(8,850)	–

Net cash used in investing activities	(8,731)	(1,170)
Financing Activities
Issuance of common stock	–	196
Borrowings under short term loan	8,850	9,050
Repayments under bank credit lines	(9,600)	(11,188)
Payments on capital lease obligations	(240)	(500)

Net cash used in financing activities	(990)	(2,442)

Effect of exchange rate changes in cash	634	62

Net decrease in cash and cash equivalents	(14,430)	(12,637)
Cash and cash equivalents at beginning of period	21,202	31,646

Cash and cash equivalents at end of period	$6,772	$19,009

See Notes to Unaudited Condensed Consolidated Financial Statements.

Trikon Technologies, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2005

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three months and nine months ended September 30, 2005 and September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

On March 14, 2005, the Company entered into an agreement and Plan of Merger, subsequently amended on June 23, 2005 and October 27, 2005, with Aviza Technology, Inc. (“Aviza”), a privately held global supplier of thermal process and atomic layer deposition systems. The consummation of the merger transaction is subject to the approval of the Trikon stockholders and other customary closing conditions. The requisite approval of stockholders of Aviza has already been obtained. The merger is expected to close in the fourth quarter of 2005. On March 14, 2005, the Company also entered into an agreement with Aviza for the joint development of control software for an existing Aviza process module (the “JDA”). The total development fee payable by Aviza to the Company under the JDA is $1.2 million. The development fee includes $900,000 payable upon delivery and sale by the Company to the Aviza of one standard, unmodified Trikon transport module. The JDA acknowledges that such delivery and sale and related payment was completed in December 2004 prior to executing the JDA. The JDA includes a grant of license rights to Aviza with respect to the process module control software to be developed under the JDA. The total license fee payable by Aviza to the Company under the JDA was $4 million, half of which was paid on March 14, 2005, the other half of which was paid on September 28, 2005.

As of September 30, 2005 the Company had cash and cash equivalents of $6.8 million, working capital of $19.4 million and an accumulated deficit of $232.8 million. The Company incurred a net loss of $1.3 million in the nine months ended September 30, 2005 and may incur additional losses through fiscal 2005. Management believes that cash and cash equivalents at September 30, 2005 will be sufficient to fund the Company’s cash requirements through at least September 30, 2006. However, if anticipated revenues and costs do not meet management’s expectations, then management would look to raise additional equity or debt financing or reduce planned expenditures and curtail operations to preserve cash. Currently the Company’s net worth at $31 million puts it in breach of the bank covenant, which could result in the bank exercising its right to cause the Company to repay the outstanding balance under the loan facility, designated as restricted cash, and not permit such amounts to be redrawn. The Company is currently in discussions with its bank regarding this matter.

NOTE B RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs an Amendment to ARB 43, Chapter 4” which becomes effective beginning January 1, 2006. This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect this pronouncement to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS 123(R) “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS 123(R) replaces SFAS 123, and supersedes Accounting Principals Board (“APB”) Opinion 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models and assumptions that appropriately reflect the specific circumstances of the awards.

The adoption of SFAS 123(R)’s fair market value method, which is effective for the Company from January 1, 2006, will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note H to the consolidated financial statements. SFAS 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. This requirement is not expected to have a material effect on the Company’s financial condition or results of operations.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) 107, “Share Based Payments” to provide public companies additional guidance in applying the provisions of SFAS 123(R). Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discussed the interaction of SFAS 123(R) with certain existing SEC guidance.

In May 2005, the FASB issued SFAS 154. “Accounting Changes and Error Corrections.” SFAS 154 is a replacement of APB 20 and SFAS 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

NOTE C INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market value. The components of inventory consist of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Customer service spares	$2,313	$2,723
Finished goods	2,370	–
Components	6,533	7,648
Work in process	3,226	6,172

Total	$14,442	$16,543

NOTE D LIABILITIES

The components of other current liabilities are as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
Customer deposits	$1,520	$26
Payroll taxes	637	693
Income taxes	96	80
Other	4	172

Total	$2,257	$971

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

Changes in the Company’s product warranty liability during the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 were as follows (in thousands):

Balance, January 1, 2005	$1,171
Provisions for warranty	170
Consumption of reserves	(286)
Translation adjustment	(17)

Balance, March 31, 2005	$1,038
Provisions for warranty	282
Consumption of reserves	(60)
Translation adjustment	(56)

Balance, June 30, 2005	$1,204
Provisions for warranty	352
Consumption of reserves	(167)
Translation adjustment	(12)

Balance, September 30, 2005	$1,377

NOTE E COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004 (Restated)	September 30, 2005	September 30, 2004 (Restated)
	(In thousands)		(In thousands)
Net loss	$(1,275)	$(1,653)	$(9,003)	$(12,310)
Foreign currency translation adjustments	(14)	55	(551)	272

Total	$(1,289)	$(1,598)	$(9,554)	$(12,038)

NOTE F EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004 (Restated)	September 30, 2005	September 30, 2004 (Restated)
	(In thousands)		(In thousands)
Numerator:
Net loss	$(1,275)	$(1,653)	$(9,003)	$(12,310)

Denominator:
Weighted average shares outstanding	15,755	15,752	15,755	15,733

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

No share based payment expense was recognized under APB 25 for the three and nine month periods ended September 30, 2005 and 2004. If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in the three and nine month periods ending September 30, 2005 and 2004 in accordance with the provisions of SFAS 123 and SFAS 148, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004 (Restated)	September 30, 2005	September 30, 2004 (Restated)
	(In thousands)		(In thousands)
Net loss as reported	$(1,275)	$(1,653)	$(9,003)	$(12,310)
Pro forma compensation expense calculated on the fair value method	(162)	(239)	(498)	(771)

Pro forma net loss	$(1,437)	$(1,892)	$(9,501)	$(13,081)

As reported loss per common share
Basic	$(0.08)	$(0.10)	$(0.57)	$(0.78)
Diluted	$(0.08)	$(0.10)	$(0.57)	$(0.78)

Pro forma loss per common share:
Basic	$(0.09)	$(0.12)	$(0.60)	$(0.83)
Diluted	$(0.09)	$(0.12)	$(0.60)	$(0.83)

On February 9, 2005, the Board of Directors resolved to amend the outstanding option agreements held by Christopher Dobson, Nigel Wheeler and John Macneil to provide for full acceleration of options with a per share exercise price below $6.00 upon the completion of the proposed merger transaction with Aviza Technology, Inc.

Under FASB Interpretation 44, if an award is modified to accelerate vesting, a new measurement date results because the modification may allow the employee to vest in an option or award that would have otherwise been forfeited pursuant to the award’s original terms. While measurement of compensation is made at the date of the modification, the recognition of compensation expense, if any, depends on whether the employee ultimately retains an option or award that would otherwise have been forfeited under the option or award’s original vesting terms. Compensation is measured based on the award’s intrinsic value at the date of modification in excess of the award’s original intrinsic value.

At the date of modification the Company’s share price was below the exercise price of the options and therefore no compensation expense results from the acceleration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein and any expectations based on such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially. Factors that could cause actual results to differ materially include, without limitation, global economic conditions and in particular the general uncertainty within the semiconductor capital equipment industry, the long sales cycle and implementation periods for Trikon’s systems, the acceptance of Trikon’s technologies and products, Trikon’s ability to respond to technological change, Trikon’s dependence on a limited number of customers and other factors such as those set forth below under the heading “Risk Factors” and the other risks and uncertainties described from time to time in our public announcements and SEC filings, including, without limitation, our Quarterly and Annual Reports on Form 10-Q and 10-K and 10-K/A respectively.

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

Recent Developments

On March 14, 2005, we entered into an Agreement and Plan of Merger, as subsequently amended on June 23, 2005 and October 27, 2005, (the “Merger Agreement”) with Aviza, a privately held global supplier of thermal process and atomic layer deposition systems. Under the terms of the Merger Agreement, a wholly owned subsidiary of New Athletics, Inc., a newly formed Delaware corporation, will merge with and into us, and another wholly-owned subsidiary of New Athletics, will merge with and into Aviza. Upon consummation of the merger, we and Aviza will each continue as subsidiaries of New Athletics. The consummation of the merger is subject to the approval of the Company’s stockholders and other customary closing conditions. The requisite approval of the stockholders of Aviza has already been obtained. The merger is expected to close in the fourth quarter of 2005.

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

The JDA includes a grant of license rights to Aviza with respect to the process-module control software to be developed under the JDA, and also with respect to certain manufacturing documentation and software source code for the existing Trikon transport module. The total license fee payable by Aviza to the Company under the JDA is $4 million, half of which was paid upon execution of the JDA, the other half of which was paid by Aviza in September, 2005. The JDA also specifies per-unit royalties that Aviza is to pay the Company for licensed products sold, subject to an overall cap of $2 million.

In May 2005, we decided to restate certain of our previously issued financial statements to reflect; (i) the classification of accounts receivable and deferred revenues on contracts where a portion of the contract price is withheld until final acceptance; (ii) the timing of recognition of costs on those contracts; and (iii) the allocation of facilities cost. (See notes 13 and 14 to the consolidated financial statements on Form 10-K/A for the fiscal year ended December 31, 2004).

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

The amount of revenue related to system shipments and customer retentions not recognized at September 30, 2005 was $5.7 million compared to $1.9 million at December 31, 2004. The total contract values for these specific shipments were $23.7 million and $16.4 million at September 30, 2005 and December 31, 2004, respectively.

Equipment shipped as demonstration or evaluation units are recognized as revenue on transfer of title and either final acceptance, or satisfactory completion of testing, which demonstrates that the equipment meets the entire customer, defined specifications.

Revenue related to spare parts is recognized on shipment. Revenue related to service contracts is recognized ratably over the duration of the contracts. Revenue deferred on service contracts was $0.3 million at September 30, 2005 compared to $0.5 million at December 31, 2004.

Where technology has been sold, revenue has been recognized on receipt of the royalty payments. Where technology has been licensed and delivered, the royalty is recognized as revenue when it becomes irrevocable.

Foreign Currency Translation

Most of our operations are located within the United Kingdom and most of our costs are incurred in British pounds. However, our system sales are generally in US dollars and, to a lesser extent, in euro, and we report in US dollars. As a result, fluctuations in the exchange rate between the US dollar and the British pound could have a significant effect on our reported earnings and net asset position. We have determined that the functional currency for all UK entities is the British pound and as a result our actual expenses expressed in US dollars will fluctuate with changes in foreign currency exchange rates and result in currency gains and losses, which are charged to net income. Changes in the value of non-US net assets as a result of these movements of foreign currency exchange rates are treated as changes to the cumulative translation adjustment on the balance sheet. We also have significant intercompany loans between the United Kingdom operating subsidiary and the parent, which are determined as being short-term in nature. This determination results in exchange gains and losses associated with these loans being accounted for in the statement of operations.

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

Installation and Warranty

Generally we recognize the costs of installation when the machine is fully accepted by the customer. Our contracts cover on-site installation services and provide for a warranty of the machine. Our standard warranty period varies from 12 to 24 months, depending on a number of factors including the specific equipment purchased

We account for the estimated warranty cost as a charge to cost of sales at the time we recognize revenue. The warranty reserve is based upon historic product performance and is based on a rolling 12-month average of the historic cost per machine per warranty month outstanding. We also recalculate the estimated warranty cost for all remaining systems still under warranty using the most recent historic average and the difference is included as a component of cost of sales. We do not maintain any general reserves for warranty obligations. Actual warranty costs in the future may vary from historic costs, which could result in adjustments to our warranty reserves in future periods that are more volatile than in recent years.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004 (Restated)	September 30, 2005	September 30, 2004 (Restated)
Product revenues	83.2%	99.8%	85.6%	99.5%
License revenue	16.8%	0.2%	14.4%	0.5%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.4%	66.1%	63.4%	76.8%

Gross margin	37.6%	33.9%	36.6%	23.2%

Operating expenses:
Research and development	14.7%	23.4%	21.6%	29.5%
Selling, general and administrative	28.0%	38.0%	37.1%	44.9%
Restructuring costs	–	(12.2)%	–	(4.5)%

Total operating expenses	42.7%	49.2%	58.7%	69.9%

Loss from operations	(5.1)%	(15.3)%	(22.1)%	(46.7)%
Foreign currency (losses) gains	(1.9)%	0.1%	(6.9)%	1.4%
Interest income, net	(0.6)%	(0.9)%	–	0.1%

Loss before income tax charge	(7.6)%	(16.1)%	(29.0)%	(45.2)%
Income tax charge	(2.2)%	(0.5)%	(1.3)%	(0.6)%

Net loss	(9.8)%	(16.6)%	(30.3)%	(45.8)%

Product revenues

Product revenues for the three months ended September 30, 2005 increased 10% to $10.8 million compared to $9.9 million for the three months ended September 30, 2004 and product revenues for the nine months ended September 30, 2005 decreased 5% to
$25.4 million compared to $26.7 million for the nine months ended September 30, 2004. Shipments for the three months ended September 30, 2005 were $9.5 million compared to $10.0 million in the three months ended September 30, 2004.

Revenue from outside of the United States accounted for approximately 58% and 85% of total revenues in the three-month periods ended September 30, 2005 and September 30, 2004 respectively, and approximately 60% and 75% of total revenues in the nine-month periods ended September 30, 2005 and September 30, 2004, respectively. We expect that sales outside of the United States will continue to represent a significant percentage of our product sales.

Due to the large unit price associated with our systems, we anticipate that our product sales will continue to be made to a small number of customers in each quarter. The quantity of product shipped in any particular quarter can fluctuate significantly and therefore is not indicative of a trend in customer or geographical mix.

Our sales by type of product are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
PVD	70%	45%	55%	37%
CVD	–	7%	3%	5%
Etch	7%	14%	12%	24%
Spares and service	23%	34%	30%	34%

Total	100%	100%	100%	100%

License revenues

License revenues relate to an exclusive license of power supply technology, a non-exclusive license of M0RI technology to a systems integrator in Japan for a non-competing application and the non-exclusive license fee of $4 million entered into with Aviza on March 14, 2005. License revenues for the three and nine month periods ended September 30, 2005 were each 17% and 14% of total revenue, respectively.

Gross Margin

The gross profit on total revenue for the three-month period ended September 30, 2005 was $4.9 million, or 38%, as compared to $3.3 million, or 34%, for the three-month period ended September 30, 2004. The increase in gross margin of 4% can be attributed to a combination of factors including the impact from $2.2 million licence revenue without any associated cost of sales of approximately 12% and reduced adverse manufacturing variances related to fixed manufacturing overheads of 3% as compared to the three-month period ended September 30, 2004. These increases were offset by 6% lower margin resulting from differing product mixes during the quarters, 3% as a result of a reduction on the volume of higher margin spares sales and 2% from increased warranty costs against the three-month period ended September 30, 2004. Revenue associated with customer retentions deferred from prior periods and recognized during the three-month periods ended September 30, 2005 and 2004 was $0.1 million and $0.1 million, respectively. The impact on gross margin of these releases was 1% in both of the periods.

The gross profit on total revenues for the nine-months ended September 30, 2005 was $10.9 million, or 37%, compared with $6.2 million, or 23%, for the nine-month ended September 30, 2004. The improvement in gross margin of 14% can be attributed to a combination of factors including the impact of the $4.3 million license revenue without any associated cost of sales of approximately 11%, reduced customer support labour costs of approximately 3% and reduced adverse manufacturing variances related to fixed manufacturing overheads, as compared to the nine-months ended September 30, 2004, of approximately 9%. These increases in gross margin were offset by lower margin of 3% as a result of a reduction on the volume of higher margin spare sales, 3% resulting from different systems product mix, 1% from increased warranty costs against the nine-month period ended September 30, 2004 and a reduced benefit from customer retention releases in the period of 2%. Revenue associated with customer retentions deferred from prior years and recognized during the nine-months ended September 30, 2005 and 2004 was $1.0 million and $1.6 million respectively. The impact on gross margin of these releases was approximately 2% for the nine months ended September 30, 2005 and 5% for the nine months ended September 30, 2004.

Research and development expenses

Research and development expenses for the three months ended September 30, 2005 were $1.9 million, or 15% of total revenues, compared with $2.3 million, or 23% of total revenues, for the three months ended September 30, 2004. For the nine months ended September 30, 2005 research and development expenses were $6.4 million, or 22% of total revenues, compared with $7.9 million, or 30% of total revenues, for the nine months ended September 30, 2004.

Research and development expenses for the nine-month period ended September 30, 2004 include $322,000 relating to a reduction in work-force, no similar charges have been incurred in the three and nine-month periods ended September 30, 2005. The major focus of our research and development efforts will be the development of new processes in further advancing our proprietary PVD, CVD and etch technologies, especially the development of novel process solutions for emerging applications in addition to our Flowfill and Orion product lines at technology nodes of 90nm and below.

We have accepted the offer of a grant from the UK government to develop broad ion beam deposition technology in collaboration with other parties for magnetic random access memory (MRAM) applications. The grant will reimburse 50% of the total project costs to a maximum of $3.1 million. As at September 30, 2005 no costs had been incurred and no funding had been received. The expenditure and funding are expected to commence in the fourth quarter of fiscal 2005 and would be expended/received over the 18-month period of the project.

We have also accepted an offer of a grant from the Welsh Development Agency to develop a process to fabricate microfluidic substrates for the production of a single stage emulsion for R&D use by pharmaceutical and biotechnology companies. This grant will reimburse 50% of the total project costs to a maximum of $300,000. The project start date was March 8, 2005 and to date we have expensed in aggregate $175,000. The project is expected to complete by May 2006. Costs have been recovered during the quarter in line with the payment schedule.

Trikon gains full ownership rights to all intellectual property generated from the development projects that are the subject of the UK government and Welsh Development Agency grant funding.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2005 were $3.6 million, or 28% of total revenues, compared to $3.8 million, or 38% of total revenues, in the three months ended September 30, 2004. Selling, general and administrative expenses for the third quarter of 2005 include legal, accounting and due diligence costs of $0.7 million expended in respect of the planned merger transaction with Aviza. For the nine months ended September 30, 2005 selling, general and administrative expenses were $11.0 million, or 37% of total revenues, compared to $12.0 million, or 45% of total revenues, in the nine months ended September 30, 2004. Total non-recurring costs, net of a credit for property taxes, were $1.3 million in the nine month period ended September 30, 2004. Selling, general and administrative expenses for the nine months ended September 30, 2005 include $1.7 million in respect of legal, accounting and due diligence costs associated with the planned merger transaction with Aviza.

Results from operations

We incurred a loss from operations of $0.7 million in the three months ended September 30, 2005 compared to $1.5 million in the three months ended September 30, 2004 and $6.6 million in the nine months ended September 30, 2005 compared to a loss from operations of $12.5 million in the nine months ended September 30, 2004.

Interest income (expense) net

Net interest expenditure was $83,000 for the three months ended September 30, 2005 compared with net interest expenditure of $92,000 for the three months ended September 30, 2004. During the nine months ended September 30, 2005 net interest income was $5,000 compared to net interest income of $37,000 in the same period of the prior year. Lower cash balances are the primary reason for the lower interest income in the three and nine-month period ended September 30, 2005.

Income taxes

For the three months ended September 30, 2005, we recorded a tax charge of $286,000 compared with a tax charge of $45,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 we recorded a tax charge of $387,000 compared with a tax charge of $165,000 for the nine months ended September 30, 2004. We expect to report a small tax charge for the fiscal year ending December 31, 2005 which will consist primarily of United States state taxes including Delaware and a small amount of Non-US or UK taxes where we have cost plus arrangements in place. In estimating the tax rate for the three and nine months ended September 30, 2005, we have not provided any benefit for the deferred tax asset arising from operating losses generated that can only be offset against future profits.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs an Amendment to ARB 43, Chapter 4” which becomes effective beginning January 1, 2006. This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) costs be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect this pronouncement to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS 123(R) “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS 123(R) replaces SFAS 123, and supersedes Accounting Principals Board (“APB”) Opinion 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models and assumptions that appropriately reflect the specific circumstances of the awards.

The adoption of SFAS 123(R)’s fair market value method, which is effective for the Company from January 1, 2006, will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note H to the consolidated financial statements. SFAS 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. This requirement is not expected to have a material effect on the Company’s financial condition or results of operations.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) 107, “Share Based Payments” to provide public companies additional guidance in applying the provisions of SFAS 123(R). Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discussed the interaction of SFAS 123(R) with certain existing SEC guidance.

In May 2005, the FASB issued SFAS 154. “Accounting Changes and Error Corrections.” SFAS 154 is a replacement of APB 20 and SFAS 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had $6.8 million in cash and cash equivalents, compared to $21.2 million at December 31, 2004. Cash and cash equivalents excluding bank borrowings was $6.8 million at September 30, 2005 compared to $11.6 million at December 31, 2004. We utilized cash from operations of $5.3 million in the nine months ended September 30, 2005 compared to a use of cash by operations of $9.1 million in the nine-month period of the prior year.

As of December 31, 2003, we had a term loan from a British bank with a balance outstanding of 6.25 million British pounds (approximately $11.2 million at the exchange rate at such date). The term loan was repaid in full during the three months ended March 31, 2004.

In July 2003, we entered into a two-year revolving credit facility for 5 million British pounds ($8.9 million at the September 30, 2005 exchange rate) (the “2003 facility”). Interest on the 2003 facility, was incurred at the London Interbank Offer Rate (LIBOR) plus 1.75% for borrowings in British pounds and at the Bank’s short-term offered rate plus 1% for foreign currency.

The 2003 facility has subsequently been amended, and on June 30, 2005 an agreement was entered into to extend the term of the facility to December 31, 2005. In addition, the amendment lowered the minimum consolidated net worth that we were required to maintain under the financial covenants contained in the facility agreement from $40 million to $32 million. The net interest covenant remained at £70,000 per quarter and LIBOR plus 1.75%. As at September 30, 2005 we have drawn down £5 million (approximately $8.9 million at September 30, 2005 exchange rates) on the facility, which has been placed in a Lloyds TSB Bank deposit account, access to which is on a business case basis at the discretion of the bank. Our current net worth at $31 million puts us in breach of the net worth covenant, and our bank could exercise its right to cause us to repay amounts outstanding under the 2003 facility and not permit such amounts to be redrawn. We are currently in discussions with our bank regarding this matter.

Our cash and cash equivalents net of amounts borrowed under the 2003 facility (as amended) was $6.8 million at September 30, 2005 and represents our primary source of liquidity. Our cash provided from operating activities during the quarter ended September 30, 2005 was $2.6 million. We may use all, or a substantial part of our cash balance to fund our current obligations and our operations. The amount of cash reserves that we will use to fund our operations will depend on our ability to reduce our operating losses through revenue growth or cost reduction.

The amount of funding required by operations in the next twelve months will depend on numerous factors including, market conditions within the semi conductor industry, general economic conditions, our ability to increase our revenue, or reduce our expenditures or our ability to reduce our working capital requirements in areas such as inventory and accounts receivable. However, management believes, based upon our current forecast for revenues operating expenses, cash flows and other financial metrics that the resources available at September 30, 2005 are sufficient to fund operations for the next 12 months.

If anticipated revenues do not meet our expectations we would continue to seek to scale back our operations to lower the use of cash. We also anticipate that we would seek to raise additional debt or equity funding during the next 12 months and to seek an extension or replacement to the current line of credit.

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

We have experienced losses of $9 million during the nine months ended September 30, 2005 and $13.7 million and $25.0 million for the years ended December 31, 2004 and 2003, respectively. We will need to increase sales and/or reduce costs to return to profitability. However, we may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

As at September 30, 2005, we had cash, restricted cash and cash equivalents of $15.6 million. This amount includes the equivalent of 5 million British pounds (approximately $8.9 million at the September 30, 2005 exchange rate) outstanding under our revolving credit facility that we may be required to repay if we breach the consolidated net worth covenant in the facility. A breach of this covenant has occurred as at September 30, 2005, and the bank has the option to require payment if it chooses. Discussions with the bank are ongoing on this issue.

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

We may not achieve profitability in fiscal 2005 and may not achieve the sales necessary to avoid further expense reduction measures in the future. Such expense reduction measures could materially adversely affect our results of operations and prospects and may not be successful in preserving sufficient cash to continue operations

The semiconductor industry is highly cyclical and unpredictable.

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

Our orders and revenue are from a relatively small number of customers, which we expect to continue. In the nine months ended September 30, 2005, two customers exceeded 10% of product revenues. This may lead customers to demand from us less favourable pricing and other terms. In addition, sales to any single customer may vary significantly from quarter to quarter. If current customers delay, cancel or do not place orders, we may not be able to replace these orders with new orders in the corresponding period, and our results of operations will suffer. As our products are configured to customer specifications, changing, rescheduling or cancelling orders may result in significant and often non-recoverable costs. The resulting fluctuations in the amount of and terms of orders could have a material adverse effect on our business, financial condition and results of operations.

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

The development, introduction and support of new or improved products and technologies, including those which enable smaller feature sizes, new materials and the utilization of 300mm wafers becomes increasingly expensive and unpredictable. For example, the adoption of our ORION ® technology for ultra low k deposition has been delayed as a result of integration issues at the potential customers. Until such integration issues are resolved, our ability to obtain commercial sales of our ORION ® technology is limited and there can be no assurance that these integration issues will be resolved. We also need to continue to develop technology for such customer needs as power semiconductors, SiP/Mems, BAW, Flowfill, and other applications and there can be no assurance that such developments will be consistent with the needs of these customers.

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

Since most new fabrication facilities are similar to existing ones, semiconductor manufacturers tend to continue using equipment that has a proven track record. Based on our experience with major customers such as Infineon, we have observed that once a particular piece of equipment is selected from a vendor, the customer is likely to continue purchasing that same piece of equipment from the vendor for similar applications in the future. Our customer list, though limited, has increased during the nine months ended September 30, 2005. Yet our broadening market share remains at risk due to choices made by customers that continue to be influenced by pre-existing installed bases by competing vendors. Consequently, our penetration of new customers and our ability to get additional orders may be limited.

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

If Brooks Automation fails to deliver the component on a timely basis, delivery of our cluster tools will be delayed and sales could be lost. Typically revenue from cluster tools containing Brooks Automation’s module accounts for approximately 45% to 50% of our quarterly revenue. If Brooks Automation is unable to deliver any such modules for a prolonged period of time, we will have to redesign our cluster tools so that we may utilize other wafer transport systems. There can be no assurance that we will be able to do so, or that customers will adopt the redesigned systems.

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

We may consider it necessary to invest in complementary products, companies or technologies, such investments involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize synergies expected to result from an acquisition; (4) failure to commercialise purchased technologies; (5) ineffectiveness of an acquired company’s internal controls; (6) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (7) unknown and/or undisclosed commitments or liabilities; (8) failure to integrate and retain key employees; and (9) ineffective integration of operations. Mergers and acquisitions are inherently subject to significant risks, and the ability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

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

Our earnings and cash flow are subject to fluctuations in foreign currency exchange rates. Significant factors affecting this risk include our manufacturing and administrative cost base, which is predominately in British pounds, and product sales outside the United States, which may be expressed in currencies other than the United States dollar. We constantly monitor currency exchange rates and match currency availability and requirements whenever possible. We may from time to time enter into forward foreign exchange transactions in order to minimize risk from firm future positions arising from trading. As of September 30, 2005 and December 31, 2004, we did not have any open forward currency transactions.

Based upon second quarter income and expenditures, a hypothetical increase of 10% in the value of the British pound against all other currencies would have no material effect on revenues, which are primarily expressed in United States dollars but would increase operating costs and reduce cash flow by approximately $1 million. The same increase in the value of the British pound would increase the value of our net assets expressed in United States dollars by approximately $3 million. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this impact, the results could be significantly different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the British pound. In reality, some currencies may weaken while others may strengthen.

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

An evaluation was performed under the supervision and with the participation of our management team, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect our financial reporting.

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

TRIKON TECHNOLOGIES, INC.

Date: November 9, 2005	/s/ John Macneil
John Macneil
Chief Executive Officer, President and Director

/s/ Martyn J Tuffery
Martyn Tuffery
Senior Vice President and Acting Chief Financial Officer